Form 10-Q
period 2019-06-30
Forum Merger II Corp
filed 2019-08-07
CIK 1741231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 7, 2019, there were 20,655,000 shares of Class A common stock, par value $0.0001, and 5,000,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

FORUM MERGER II CORPORATION

Quarterly Report on Form 10-Q

TABLE OF CONTENTS

		Page

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Balance Sheets as of June 30, 2019 (unaudited) and December 31, 2018	1

	Condensed Statements of Operations for the Three and Six Months Ended June 30, 2019 (unaudited) and for the Period from May 4, 2018 (inception) through June 30, 2018 (unaudited)	2

	Condensed Statements of Changes in Stockholders’ Equity for the Three and Six Months Ended June 30, 2019 (unaudited) and for the Period from May 4, 2018 (inception) through June 30, 2018 (unaudited)	3

	Condensed Statements of Cash Flows for the Six Months June 30, 2019 (unaudited) and for the Period from May 4, 2018 (inception) through June 30, 2018 (unaudited)	4

	Notes to Condensed Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	17

Item 4.	Control and Procedures	17

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Mine Safety Disclosures	19

Item 5.	Other Information	19

Item 6.	Exhibits	19

SIGNATURES		20

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

FORUM MERGER II CORPORATION

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2019	2018
	(unaudited)
ASSETS
Current Assets
Cash	$1,501,924	$1,762,095
Prepaid expenses	53,611	59,716
Total Current Assets	1,555,535	1,821,811

Marketable securities held in Trust Account	203,565,513	201,748,422
Total Assets	$205,121,048	$203,570,233

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$98,600	$163,863
Income taxes payable	452,654	223,095
Total Current Liabilities	551,254	386,958

Deferred tax liability	1,668	63,236
Deferred underwriting fees	7,000,000	7,000,000
Total Liabilities	7,552,922	7,450,194

Commitments

Class A Common stock subject to possible redemption, 18,966,072 and 18,979,840 shares at redemption value as of June 30, 2019 and December 31, 2018, respectively	192,568,125	191,120,038

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 authorized; none issued and outstanding	—	—
Class A Common stock, $0.0001 par value; 100,000,000 shares authorized; 1,688,928 and 1,675,160 shares issued and outstanding (excluding 18,966,072 and 18,979,840 shares subject to possible redemption) as of June 30, 2019 and December 31, 2018, respectively	169	168
Class B Common stock, $0.0001 par value; 10,000,000 shares authorized; 5,000,000 shares issued and outstanding as of June 30, 2019 and December 31, 2018	500	500
Additional paid-in capital	2,474,092	3,922,180
Retained earnings	2,525,240	1,077,153
Total Stockholders’ Equity	5,000,001	5,000,001
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$205,121,048	$203,570,233

The accompanying notes are an integral part of the unaudited condensed financial statements.

FORUM MERGER II CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,	Six Months Ended June 30,	For the Period from May 4, 2018 (inception) through June 30,
	2019	2019	2018

Operating costs	$195,814	$386,750	$2,147
Loss from operations	(195,814)	(386,750)	(2,147)

Other income:
Interest income	1,203,733	2,374,127	—
Unrealized (loss) gain on marketable securities held in Trust Account	(5,252)	6,583	—
Other income. net	1,198,481	2,380,710	—

Income (loss) before provision for income taxes	1,002,667	1,993,960	(2,147)
Provision for income taxes	(256,344)	(545,873)	—
Net income (loss)	$746,323	$1,448,087	$(2,147)

Weighted average shares outstanding, basic and diluted (1)	6,679,195	6,677,189	5,000,000

Basic and diluted net loss per common share (2)	$(0.01)	$(0.03)	$(0.00)

(1)	Excludes an aggregate of up to 18,966,072 shares subject to possible redemption at June 30, 2019 and an aggregate of 750,000 shares that were subject to forfeiture at June 30, 2018.
(2)	Net loss per common share: basic and diluted excludes income attributable to shares subject to possible redemption of $846,014 and $1,645,146 for the three and six months ended June 30, 2019, respectively (see Note 2).

The accompanying notes are an integral part of the unaudited condensed financial statements.

FORUM MERGER II CORPORATION

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – May 4, 2018 (Inception)	—	$—	—	$—	$—	$—	$—

Common stock issued to initial stockholder	—	—	5,750,000	575	24,425	—	25,000

Net loss	—	—	—	—	—	(2,147)	(2,147)

Balance – June 30, 2018 (unaudited)	—	$—	5,750,000	$575	$24,425	$(2,147)	$22,853

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2019	1,675,160	$168	5,000,000	$500	$3,922,180	$1,077,153	$5,000,001

Change in value of common stock subject to possible redemption	4,035	—	—	—	(701,764)	—	(701,764)

Net income	—	—	—	—	—	701,764	701,764

Balance – March 31, 2019 (unaudited)	1,679,195	168	5,000,000	500	$3,220,416	$1,778,917	5,000,001

Change in value of common stock subject to possible redemption	9,733	1	—	—	(746,324)		(746,323)

Net income	—	—	—	—	—	746,323	746,323

Balance – June 30, 2019 (unaudited)	1,688,928	$169	5,000,000	$500	$2,474,092	$2,525,240	$5,000,001

The accompanying notes are an integral part of the unaudited condensed financial statements.

FORUM MERGER II CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,	For the Period from May 4, 2018 (inception) through June 30,
	2019	2018
Cash Flows from Operating Activities:
Net income (loss)	$1,448,087	$(2,147)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(2,374,127)	—
Unrealized gain on marketable securities held in Trust Account	(6,583)	—
Deferred tax	(61,568)	—
Changes in operating assets and liabilities:
Prepaid expenses	6,105	—
Accounts payable and accrued expenses	(65,263)	—
Income taxes payable	229,559	—
Net cash used in operating activities	(823,790)	(2,147)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay franchise and income taxes	563,619	—
Net cash provided by investing activities	563,619	—

Cash Flows from Financing Activities:
Proceeds from issuance of common stock to Sponsor	—	25,000
Proceeds from promissory note - related party	—	50,000
Payment of offering costs	—	(60,000)
Net cash provided by financing activities	—	15,000

Net Change in Cash	(260,171)	12,853
Cash – Beginning	1,762,095	—
Cash – Ending	$1,501,924	$12,853

Supplementary cash flow information:
Cash paid for income taxes	$377,882	$—

Non-cash investing and financing activities:
Change in value of common stock subject to possible redemption	$1,448,087	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

FORUM MERGER II CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

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

All activity through June 30, 2019 relates to the Company’s formation, its initial public offering (the “Initial Public Offering”), which is described below, and identifying a target company for a Business Combination.

The registration statement for the Company’s Initial Public Offering was declared effective on August 2, 2018. On August 7, 2018, the Company consummated the Initial Public Offering of 20,000,000 units (“Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), generating total gross proceeds of $200,000,000, which is described in Note 3.

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

Transaction costs amounted to $11,532,114, consisting of $4,000,000 of underwriting fees, $7,000,000 of deferred underwriting fees and $532,114 of other costs. In addition, at June 30, 2019, $1,501,924 of cash was held outside of the Trust Account and is available for working capital purposes.

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

JUNE 30, 2019

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

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.00 per share or (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

FORUM MERGER II CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the SEC on March 26, 2019, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis. The financial information as of December 31, 2018 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year December 31, 2018. The interim results for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any future interim periods.

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

Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2019 and December 31, 2018.

FORUM MERGER II CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

Marketable Securities Held in Trust Account

At June 30, 2019 and December 31, 2018, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills. During the six months ended June 30, 2019, the Company withdrew $563,619 of interest income from the Trust Account to pay for its franchise and income taxes.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2019 and December 31, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Loss per Common Share

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Weighted average shares at June 30, 2018 were reduced for the effect of an aggregate of 750,000 shares of common stock that were subject to forfeiture if the over-allotment option was not exercised by the underwriters. Shares of common stock subject to possible redemption at June 30, 2019, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase 20,655,000 shares of Class A common stock in the calculation of diluted loss per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted loss per common share is the same as basic loss per common share for the periods presented.

FORUM MERGER II CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

Reconciliation of Net Loss per Common Share

The Company’s net income is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per common share is calculated as follows:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019	For the Period from May 4, 2018 (inception) through June 30, 2018
Net income (loss)	$746,323	$1,448,087	$(2,147)
Less: Income attributable to common stock subject to redemption	(846,014)	(1,645,146)	—
Adjusted net loss	$(99,691)	$(197,059)	$(2,147)

Weighted average shares outstanding, basic and diluted	6,679,195	6,677,189	5,000,000

Basic and diluted net loss per common share	$(0.01)	$(0.03)	$(0.00)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At June 30, 2019 and December 31, 2018, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor and the underwriters purchased an aggregate of 655,000 Private Placement Units at a price of $10.00 per Private Placement Unit, for an aggregate purchase price of $6,550,000, of which 555,000 Private Placement Units were purchased by the Sponsor and 100,000 Private Placement Units were purchased by the underwriters. Each Private Placement Unit consists of one share of Class A common stock (“Private Placement Share”) and one warrant (each, a “Private Placement Warrant”). Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at an exercise price of $11.50. The proceeds from the sale of the Private Placement Units were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Units, Private Placement Shares and the Private Placement Warrants will be worthless.

FORUM MERGER II CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

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

Administrative Services Agreement

The Company entered into an agreement with an affiliate of the Sponsor whereby, commencing on August 7, 2018 through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company agreed to pay the affiliate $15,000 per month for office space, utilities and secretarial and administrative support. For the three and six months ended June 30, 2019, the Company incurred $45,000 and $90,000 in fees for these services, respectively. Administrative fees amounting to $21,093 at June 30, 2019 are included in accounts payable and accrued expenses in the accompanying condensed balance sheets.

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

JUNE 30, 2019

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

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2019 and December 31, 2018, there were no shares of preferred stock issued or outstanding.

Common Stock

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At June 30, 2019 and December 31, 2018, there were 1,688,928 and 1,675,160 shares of Class A common stock issued or outstanding, excluding 18,966,072 and 18,979,840 shares of common stock subject to possible redemption, respectively.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At June 30, 2019 and December 31, 2018, there were 5,000,000 shares of Class B common stock issued and outstanding.

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

JUNE 30, 2019

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

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

NOTE 8. FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

FORUM MERGER II CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2019 and December 31, 2018, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2019	December 31, 2018
Assets:
Marketable securities held in Trust Account	1	$203,565,513	$201,748,422

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this quarterly report on Form 10-Q (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Forum Merger II Corporation. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report (the “Financial Statements”). Capitalized terms used but not otherwise defined herein have the meaning set forth in the Financial Statements. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the period ending December 31, 2018 filed with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

The issuance of additional shares of our stock in a Business Combination:

●	may significantly dilute the equity interest of investors, which dilution would increase if the anti-dilution provisions in the Class B common stock resulted in the issuance of Class A shares on a greater than one-to-one basis upon conversion of the Class B common stock;
●	may subordinate the rights of holders of our common stock if preferred stock is issued with rights senior to those afforded our common stock;
●	could cause a change in control if a substantial number of shares of our common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;
●	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us; and
●	may adversely affect prevailing market prices for our Class A common stock and/or warrants.

Similarly, if we issue debt securities or otherwise incur significant indebtedness, it could result in:

●	default and foreclosure on our assets if our operating revenues after a Business Combination are insufficient to repay our debt obligations;
●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;
●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;
●	our inability to pay dividends on our common stock;
●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;
●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and
●	other disadvantages compared to our competitors who have less debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to June 30, 2019 were organizational activities, including those necessary to prepare for the Initial Public Offering, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended June 30, 2019, we had net income of $746,323, which consisted of interest income on marketable securities held in the Trust Account of $1,203,733, offset by an unrealized loss on marketable securities held in our Trust Account of $5,252, operating costs of $195,814 and a provision for income taxes of $256,344.

For the six months ended June 30, 2019, we had net income of $1,448,087, which consisted of interest income on marketable securities held in the Trust Account of $2,374,127 and an unrealized gain on marketable securities held in our Trust Account of $6,583, offset by operating costs of $386,750 and a provision for income taxes of $545,873, respectively.

For the period from May 4, 2018 (inception) through June 30, 2018, we had a net loss of $2,147, which consisted of formation and operating costs.

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

For the six months ended June 30, 2019, cash used in operating activities was $823,790. Net income of $1,448,087 was offset by interest earned on marketable securities held in the Trust Account of $2,374,127, an unrealized gain on marketable securities held in our Trust Account of $6,583 and a deferred tax provision of $61,568. Changes in operating assets and liabilities provided $170,401 of cash from operating activities.

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

As of June 30, 2019, we had cash of $1,501,924 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business through February 7, 2020. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of public shares upon completion of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. In addition, we intend to target businesses larger than we could acquire with the net proceeds of our Initial Public Offering and the sale of the Private Placement Units, and may as a result be required to seek additional financing to complete such proposed initial Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Business Combination. If we are unable to complete our initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2019. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2019, we were not subject to any market or interest rate risk.  Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, may be invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk. We have not engaged in any hedging activities since our inception. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Co-Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019. Based upon their evaluation, our Co-Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2019, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Simultaneously with the consummation of the Initial Public Offering, we consummated a private placement of 655,000 Private Placement Units to our Sponsor and underwriter at a price of $10.00 per Private Unit, generating total proceeds of $6,550,000. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

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

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Quarterly Report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

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

FORUM MERGER II CORPORATION

Date: August 7, 2019		/s/ Marshall Kiev
	Name:	Marshall Kiev
	Title:	Co-Chief Executive Officer, President and Director
(Principal Executive Officer)

Date: August 7, 2019		/s/ David Boris
	Name:	David Boris
	Title:	Co-Chief Executive Officer, Chief Financial Officer and Director
(Principal Financial and Accounting Officer)