Form 10-Q
period 2019-09-30
Forum Merger II Corp
filed 2019-11-07
CIK 1741231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 7, 2019, there were 20,655,000 shares of Class A common stock, par value $0.0001, and 5,000,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

FORUM MERGER II CORPORATION

Quarterly Report on Form 10-Q

TABLE OF CONTENTS

		Page

PART I – FINANCIAL INFORMATION		1

Item 1.	Financial Statements	1

	Condensed Balance Sheets as of September 30, 2019 (unaudited) and December 31, 2018	1

	Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2019 (unaudited) and for the Three Months Ended September 30, 2018 and for the Period from May 4, 2018 (inception) through September 30, 2018 (unaudited)	2

	Condensed Statements of Changes in Stockholders’ Equity for the Three and Nine Months Ended September 30, 2019 (unaudited) and for the Three Months Ended September 30, 2018 and for the Period from May 4, 2018 (inception) through September 30, 2018 (unaudited)	3

	Condensed Statements of Cash Flows for the Nine Months September 30, 2019 (unaudited) and for the Period from May 4, 2018 (inception) through September 30, 2018 (unaudited)	4

	Notes to Condensed Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	17

Item 4.	Control and Procedures	17

PART II – OTHER INFORMATION		17

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Mine Safety Disclosures	18

Item 5.	Other Information	18

Item 6.	Exhibits	18

SIGNATURES		19

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

FORUM MERGER II CORPORATION

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2019	2018
	(unaudited)
ASSETS
Current Assets
Cash	$1,281,567	$1,762,095
Prepaid expenses	34,773	59,716
Total Current Assets	1,316,340	1,821,811

Marketable securities held in Trust Account	204,654,046	201,748,422
Total Assets	$205,970,386	$203,570,233

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$113,788	$163,863
Income taxes payable	611,730	223,095
Total Current Liabilities	725,518	386,958

Deferred tax liability	7,398	63,236
Deferred underwriting fees	7,000,000	7,000,000
Total Liabilities	7,732,916	7,450,194

Commitments

Class A Common stock subject to possible redemption, 18,947,461 and 18,979,840 shares at redemption value as of September 30, 2019 and December 31, 2018, respectively	193,237,461	191,120,038

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 authorized; none issued and outstanding	—	—
Class A Common stock, $0.0001 par value; 100,000,000 shares authorized; 1,707,539 and 1,675,160 shares issued and outstanding (excluding 18,947,461 and 18,979,840 shares subject to possible redemption) as of September 30, 2019 and December 31, 2018, respectively	171	168
Class B Common stock, $0.0001 par value; 10,000,000 shares authorized; 5,000,000 shares issued and outstanding as of September 30, 2019 and December 31, 2018	500	500
Additional paid-in capital	1,804,754	3,922,180
Retained earnings	3,194,584	1,077,153
Total Stockholders’ Equity	5,000,009	5,000,001
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$205,970,386	$203,570,233

The accompanying notes are an integral part of the unaudited condensed financial statements.

FORUM MERGER II CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,	For the Period from May 4, 2018 (inception) Through September 30,
	2019	2018	2019	2018

Operating costs	$191,802	$148,503	$578,552	$150,650
Loss from operations	(191,802)	(148,503)	(578,552)	(150,650)

Other income:
Interest income	1,065,919	656,756	3,440,046	656,756
Unrealized gain (loss) on marketable securities held in Trust Account	22,614	(63,040)	29,197	(63,040)
Other income, net	1,088,533	593,716	3,469,243	593,716

Income before provision for income taxes	896,731	445,213	2,890,691	443,066
Provision for income taxes	(227,387)	(105,533)	(773,260)	(105,533)
Net income	$669,344	$339,680	$2,117,431	$337,533

Weighted average shares outstanding, basic and diluted (1)	6,688,928	5,969,097	6,681,145	5,650,780

Basic and diluted net loss per common share (2)	$(0.01)	$(0.01)	$(0.04)	$(0.01)

(1)	Excludes an aggregate of 18,947,461 and 18,996,442 shares subject to possible redemption at September 30, 2019 and 2018, respectively.
(2)	Net loss per common share – basic and diluted excludes income attributable to shares subject to possible redemption of $768,480 and $2,412,064 for the three and nine months ended September 30, 2019, respectively, and $416,186 for the three months ended September 30, 2018 and for the period from May 4, 2018 (inception) through September 30, 2018 (see Note 2).

The accompanying notes are an integral part of the unaudited condensed financial statements.

FORUM MERGER II CORPORATION

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

THREE MONTHS ENDED AND FOR THE PERIOD FROM MAY 4, 2018 (INCEPTION) THROUGH SEPTEMBER 30, 2018

	Class A Common Stock		Class B Common Stock		Additional Paid-in	(Accumulated Deficit) / Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – May 4, 2018 (Inception)	—	$—	—	$—	$—	$—	$—

Common stock issued to initial stockholder	—	—	5,750,000	575	24,425	—	25,000

Net loss	—	—	—	—	—	(2,147)	(2,147)

Balance – June 30, 2018	—	—	5,750,000	575	24,425	(2,147)	22,853

Sale of 20,000,000 Units, net of underwriting discounts and offering expenses	20,000,000	2,000	—	—	188,465,886	—	188,467,886

Sale of 655,000 Private Placement Units	655,000	65	—	—	6,549,935	—	6,550,000

Forfeiture of founder shares	—	—	(750,000)	(75)	75	—	—

Common stock subject to possible redemption	(18,996,422)	(1,899)	—	—	(190,378,519)	—	(190,380,418)

Net income	—	—	—	—	—	339,680	339,680

Balance – September 30, 2018	1,658,578	$166	5,000,000	$500	$4,661,802	$337,533	$5,000,001

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2019	1,675,160	$168	5,000,000	$500	$3,922,180	$1,077,153	$5,000,001

Change in value of common stock subject to possible redemption	4,035	—	—	—	(701,764)	—	(701,764)

Net income	—	—	—	—	—	701,764	701,764

Balance – March 31, 2019	1,679,195	168	5,000,000	500	$3,220,416	$1,778,917	5,000,001

Change in value of common stock subject to possible redemption	9,733	1	—	—	(746,324)		(746,323)

Net income	—	—	—	—	—	746,323	746,323

Balance – June 30, 2019	1,688,928	169	5,000,000	500	2,474,092	2,525,240	5,000,001

Change in value of common stock subject to possible redemption	18,611	2	—	—	(669,338)	—	(669,336)

Net income	—	—	—	—	—	669,344	669,344

Balance – September 30, 2019	1,707,539	$171	5,000,000	$500	$1,804,754	$3,194,584	$5,000,009

The accompanying notes are an integral part of the unaudited condensed financial statements.

FORUM MERGER II CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,	For the Period from May 4, 2018 (inception) through September 30,
	2019	2018
Cash Flows from Operating Activities:
Net income	$2,117,431	$337,533
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(3,440,046)	(656,756)
Unrealized (gain) loss on marketable securities held in Trust Account	(29,197)	63,040
Deferred tax	(55,838)	—
Changes in operating assets and liabilities:
Prepaid expenses	24,943	(81,431)
Accounts payable and accrued expenses	(50,075)	110,716
Income taxes payable	388,635	105,533
Net cash used in operating activities	(1,044,147)	(121,365)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay franchise and income taxes	563,619	—
Investment in Trust Account	—	(200,000,000)
Net cash provided by (used in) investing activities	563,619	(200,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock to Sponsor	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	—	196,000,000
Proceeds from sale of Private Placement Units	—	6,550,000
Proceeds from promissory notes – related parties	—	150,000
Repayment of promissory notes – related parties	—	(150,000)
Payment of offering costs	—	(532,114)
Net cash provided by financing activities	—	202,042,886

Net Change in Cash	(480,528)	1,921,521
Cash – Beginning	1,762,095	—
Cash – Ending	$1,281,567	$1,921,521

Supplementary cash flow information:
Cash paid for income taxes	$440,463	$—

Non-cash investing and financing activities:
Initial classification of common stock subject to redemption	$—	$190,039,460
Change in value of common stock subject to redemption	$2,117,423	$340,958
Deferred underwriting fee payable	$—	$7,000,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

FORUM MERGER II CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

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

All activity through September 30, 2019 relates to the Company’s formation, its initial public offering (the “Initial Public Offering”), which is described below, and identifying a target company for a Business Combination.

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

Following the closing of the Initial Public Offering on August 7, 2018, an amount of $200,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Units was placed in a trust account (“Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, not to be withdrawn until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account, as described below.

Transaction costs related to the issuances described above amounted to $11,532,114, consisting of $4,000,000 of underwriting fees, $7,000,000 of deferred underwriting fees and $532,114 of other costs. In addition, at September 30, 2019, $1,281,567 of cash was held outside of the Trust Account and is available for working capital purposes.

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

The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account ($10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined below in Note 5), Private Placement Shares (as defined in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction.

FORUM MERGER II CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

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

SEPTEMBER 30, 2019

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period from May 4, 2018 (inception) through December 31, 2018 as filed with the SEC on March 26, 2019, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis. The financial information as of December 31, 2018 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the period from May 4, 2018 (inception) through December 31, 2018. The interim results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any future interim periods.

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

Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2019 and December 31, 2018.

FORUM MERGER II CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(Unaudited)

Marketable Securities Held in Trust Account

At September 30, 2019 and December 31, 2018, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills. During the nine months ended September 30, 2019, the Company withdrew $563,619 of interest income from the Trust Account to pay for its franchise and income taxes.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2019 and December 31, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2018 due to the impact of state income taxes and for the three and nine months ended September 30, 2019 due to true-up adjustments from the prior year tax returns.

Net Loss per Common Share

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at September 30, 2019 and 2018, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase 20,655,000 shares of Class A common stock in the calculation of diluted loss per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted loss per common share is the same as basic loss per common share for the periods presented.

FORUM MERGER II CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(Unaudited)

Reconciliation of Net Loss per Common Share

The Company’s net income is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per common share is calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,	For the Period from May 4, 2018 (inception) through September 30,
	2019	2018	2019	2018
Net income	$669,344	$339,680	$2,117,431	$337,533
Less: Income attributable to common stock subject to redemption	(768,480)	(416,186)	(2,412,064)	(416,186)
Adjusted net loss	$(99,136)	$(76,506)	$(294,633)	$(78,653)

Weighted average shares outstanding, basic and diluted	6,688,928	5,969,097	6,681,145	5,650,780

Basic and diluted net loss per common share	$(0.01)	$(0.01)	$(0.04)	$(0.01)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At September 30, 2019 and December 31, 2018, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

SEPTEMBER 30, 2019

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

Administrative Services Agreement

The Company entered into an agreement with an affiliate of the Sponsor whereby, commencing on August 7, 2018 through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company agreed to pay the affiliate $15,000 per month for office space, utilities and secretarial and administrative support. For the three and nine months ended September 30, 2019, the Company incurred $45,000 and $135,000 in fees for these services, respectively. For each of the three months ended September 30, 2018 and for the period from May 4, 2018 (inception) through September 30, 2018, the Company incurred $30,000 in fees for these services.

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

SEPTEMBER 30, 2019

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

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2019 and December 31, 2018, there were no shares of preferred stock issued or outstanding.

Common Stock

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At September 30, 2019 and December 31, 2018, there were 1,707,539 and 1,675,160 shares of Class A common stock issued or outstanding, excluding 18,947,461 and 18,979,840 shares of common stock subject to possible redemption, respectively.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At September 30, 2019 and December 31, 2018, there were 5,000,000 shares of Class B common stock issued and outstanding.

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

SEPTEMBER 30, 2019

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

SEPTEMBER 30, 2019

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2019 and December 31, 2018, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2019	December 31, 2018
Assets:
Marketable securities held in Trust Account	1	$204,654,046	$201,748,422

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to September 30, 2019 were organizational activities, including those necessary to prepare for the Initial Public Offering and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended September 30, 2019, we had net income of $669,344, which consisted of interest income on marketable securities held in the Trust Account of $1,065,919 and an unrealized gain on marketable securities held in our Trust Account of $22,614, offset by operating costs of $191,802 and a provision for income taxes of $227,387.

For the nine months ended September 30, 2019, we had net income of $2,117,431, which consisted of interest income on marketable securities held in the Trust Account of $3,440,046 and an unrealized gain on marketable securities held in our Trust Account of $29,197, offset by operating costs of $578,552 and a provision for income taxes of $773,260.

For the three months ended September 30, 2018, we had net income of $339,680, which consisted of interest income on marketable securities held in the Trust Account of $656,756, offset by operating costs of $148,503, an unrealized loss on marketable securities held in our Trust Account of $63,040 and a provision for income taxes of $105,533.

For the period from May 4, 2018 (inception) through September 30, 2018, we had net income of $337,533, which consisted of interest income on marketable securities held in the Trust Account of $656,756, offset by formation and operating costs of $150,650, an unrealized loss on marketable securities held in our Trust Account of $63,040 and a provision for income taxes of $105,533.

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

For the nine months ended September 30, 2019, cash used in operating activities was $1,044,147. Net income of $2,117,431 was offset by interest earned on marketable securities held in the Trust Account of $3,440,046, an unrealized gain on marketable securities held in our Trust Account of $29,197 and a deferred tax provision of $55,838. Changes in operating assets and liabilities provided $363,503 of cash from operating activities.

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

As of September 30, 2019, we had cash of $1,281,567 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2019. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2019, we were not subject to any market or interest rate risk.  The net proceeds of our Initial Public Offering, including amounts in the Trust Account, may be invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there is no associated material exposure to interest rate risk. We have not engaged in any hedging activities since our inception. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Co-Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019. Based upon their evaluation, our Co-Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2019, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

FORUM MERGER II CORPORATION

Date: November 7, 2019		/s/ Marshall Kiev
	Name:	Marshall Kiev
	Title:	Co-Chief Executive Officer, President and Director
(Principal Executive Officer)

Date: November 7, 2019		/s/ David Boris
	Name:	David Boris
	Title:	Co-Chief Executive Officer, Chief Financial Officer and Director
(Principal Financial and Accounting Officer)