Form 10-K
period 2019-12-31
Forum Merger II Corp
filed 2020-03-11
CIK 1741231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

The aggregate market value of the Registrant’s Common Stock outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, at June 30, 2019, computed by reference to the closing price of the units reported on The Nasdaq Capital Market on such date, was approximately $202,206,000.

As of March 10, 2020, there were 20,655,000 shares of Class A common stock, par value $0.0001, and 5,000,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

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

Item 1. Business.

Introduction

We are a blank check company formed as a Delaware corporation for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “business combination”). While we may pursue an initial business combination target in any industry or geographic region, we intend to focus on companies that have an aggregate enterprise value of approximately $500 million to $2 billion, are U.S.-based, have excellent management teams and good growth potential and would benefit from access to capital to fund organic growth or acquisitions. We have reviewed, and continue to review, a number of opportunities to enter into a business combination, but we are not able to determine at this time whether we will complete a business combination with any of the target businesses that we have reviewed or with any other target business. We also have neither engaged in any operations nor generated any revenue to date. Based on our business activities, the Company is a “shell company” as defined under the Exchange Act of 1934 (the “Exchange Act”) because we have no operations and nominal assets consisting almost entirely of cash.

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

As of December 31, 2019, there was $205,314,566 in investments and cash held in the trust account, which includes interest income available to us for franchise and income tax obligations of approximately $5,315,000 and $1,287,406 of cash held outside the trust account. As of December 31, 2019, we have withdrawn $741,802 of interest earned from the trust account to pay taxes.

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

Selection of a target business and structuring of our initial business combination

While we may pursue an initial business combination target in any industry or sector, we intend to focus on middle-market businesses, companies which have strong public comparables, established companies with proven track records, companies with proven revenue and earnings growth or potential for revenue and earnings growth, have an experienced management team, in sectors exhibiting secular growth or with potential for cyclical uptick and businesses that will benefit from being publicly-traded. Our amended and restated certificate of incorporation (as amended on February 7, 2020, our “amended and restated certificate of incorporation”) prohibits us from effectuating a business combination with another blank check company or similar company with nominal operations.

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

Redemption rights for holders of public shares upon consummation of the initial business combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account is approximately $10.23 per public share as of December 31, 2019. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The Sponsor, our officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and shares of Class A common stock underlying the private placement units (the “private placement shares”) and any public shares held by them in connection with the completion of our initial business combination.

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

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our amended and restated certificate of incorporation provides that we will have until June 10, 2020 from the closing of our initial public offering to complete our initial business combination. If we are unable to complete our initial business combination by June 10, 2020, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination by June 10, 2020.

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

Employees

We currently have two officers. These individuals are not obligated to devote any specific number of hours to our matters, but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the initial business combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial business combination.

Recent Developments

On February 7, 2020, our stockholders approved an amendment to our amended and restated certificate of incorporation to extend the period of time for which we are required to consummate a business combination to June 10, 2020. The number of shares of common stock presented for redemption in connection with the extension was 4,589. We paid cash in the aggregate amount of $47,175, or approximately $10.28 per share, to redeeming stockholders. We agreed to deposit $0.033 for each public share outstanding that was not redeemed for each of the four consecutive monthly periods of the extension, assuming the Company takes the full time through June 10, 2020 to complete a business combination. In February and March 2020, we deposited $0.033 for each public outstanding that was not converted, or an aggregate of $1,319,697 into the trust account.

In addition, our stockholders voted to elect Neil Goldberg, Richard Katzman and Steven Berns to serve as Class I directors on our board or directors until the 2021 annual meeting of stockholders or until their respective successors are elected and qualified.

On February 10, 2020, we issued an unsecured promissory note to the Sponsor in the aggregate amount of $2,639,394 in order to fund the extension payments. The note is non-interest bearing and payable upon the consummation of a business combination.

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

We are a company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a company with no operating results, and we will not commence operations until completing a business combination. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning an initial business combination and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

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

At the time we enter into an agreement for our initial business combination, we will not know how many stockholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provision of the Class B common stock result in the issuance of Class A shares on a greater than one-to-one basis upon conversion of the Class B common stock at the time of our business combination. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per-share amount we will distribute to stockholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the per-share value of shares held by non-redeeming stockholders will reflect our obligation to pay the deferred underwriting commissions.

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

Any potential target business with which we enter into negotiations concerning an initial business combination will be aware that we must complete our initial business combination by June 10, 2020. Consequently, such target business may obtain leverage over us in negotiating an initial business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our amended and restated certificate of incorporation provides that we must complete our initial business combination by June 10, 2020. We may not be able to find a suitable target business and complete our initial business combination within such time period. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may only receive $10.23 per share (based on the trust account balance as of December 31, 2019), and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.23 per share on the redemption of their shares (based on the trust account balance as of December 31, 2019). See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors below.

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

If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

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

Our public stockholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those shares of Class A common stock that such stockholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by June 10, 2020 or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity and (iii) the redemption of our public shares if we are unable to complete an initial business combination by June 10, 2020, subject to applicable law and as further described herein. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

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

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units,Class A common stock and warrants are listed on Nasdaq, our units, Class A common stock and warrants are be covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities, including in connection with our initial business combination.

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

If our funds held outside the trust account are insufficient to allow us to operate until June 10, 2020, we may be unable to complete our initial business combination, in which case our public stockholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

As of December 31, 2019, we had $1,287,406 available to us outside of the trust account to fund our working capital requirements. The funds available to us outside of the trust account may not be sufficient to allow us to operate until June 10, 2020, assuming that our initial business combination is not completed during that time. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed initial business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.23 per share (based on the trust account balance as of December 31, 2019) on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.23 per share upon our liquidation (based on the trust account balance as of December 31, 2019). See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors below.

If our funds held outside the trust account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from the Sponsor or management team to fund our search and to complete our business combination.

As of December 31, 2019, we had $1,287,406 available to us outside of the trust account to fund our working capital requirements. If we are required to seek additional capital, we would need to borrow funds from the Sponsor, management team or other third parties to operate or may be forced to liquidate. None of the Sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $1,200,000 of such working capital loans may be convertible into private placement-equivalent units at a price of $10.00 per unit at the option of the lender. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than the Sponsor or an affiliate of the Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to obtain these loans, we may be unable to complete our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive approximately $10.23 per share (based on the trust account balance as of December 31, 2019) on our redemption of our public shares, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.23 per share (based on the trust account balance as of December 31, 2019) on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors below.

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

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The trust account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by June 10, 2020 or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; or (iii) absent an initial business combination by June 10, 2020, our return of the funds held in the trust account to our public stockholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete an initial business combination or may result in our liquidation. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless.

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

Under the Delaware General Corporation Law (“DGCL”), stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by June 10, 2020 may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following the 18th month from the closing of the initial public offering in the event we do not complete our initial business combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by June 10, 2020 is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

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

On February 7, 2020, we held a special meeting in lieu of the 2019 annual meeting of stockholders in which our stockholders (i) approved an amendment to our amended and restated certificate of incorporation to extend the period of time for which we are required to consummate a business combination to June 10, 2020 and (ii) voted to elect Neil Goldberg, Richard Katzman and Steven Berns to serve as Class I directors on our board or directors until the 2021 annual meeting of stockholders or until their respective successors are elected and qualified.

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

We have not registered the shares of Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed that as soon as practicable, but in no event later than 15 business days after the closing of our initial business combination, we will use our best efforts to file with the SEC a registration statement for the registration under the Securities Act of the shares of Class A common stock issuable upon exercise of the warrants and thereafter will use our best efforts to cause the same to become effective within 60 business days following our initial business combination and to maintain a current prospectus relating to the Class A common stock issuable upon exercise of the warrants, until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order. If the shares issuable upon exercise of the warrants are not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Notwithstanding the above, if our Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, and in the event we do not so elect, we will use our best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under applicable state securities laws and there is no exemption available. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the shares of Class A common stock included in the units. If and when the warrants become redeemable by us, we may not exercise our redemption right if the issuance of shares of common stock upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or we are unable to effect such registration or qualification. We will use our best efforts to register or qualify such shares of common stock under the blue-sky laws of the state of residence in those states in which the warrants were offered by us in our initial public offering. However, there may be instances in which holders of our public warrants may be unable to exercise such public warrants, but holders of our private warrants may be able to exercise such private warrants.

If you exercise your public warrants on a “cashless basis,” you will receive fewer shares of Class A common stock from such exercise than if you were to exercise such warrants for cash.

There are circumstances in which the exercise of the public warrants may be required or permitted to be made on a cashless basis. First, if a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of our initial business combination, warrant holders may, until such time as there is an effective registration statement, exercise warrants on a cashless basis in accordance with Section 3(a)(9) of the Securities Act or another exemption. Second, if our Class A common stock is at any time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, and in the event we do not so elect, we will use our best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. Third, if we call the public warrants for redemption, our management will have the option to require all holders that wish to exercise warrants to do so on a cashless basis. In the event of an exercise on a cashless basis, a holder would pay the warrant exercise price by surrendering the warrants for that number of shares of Class A common stock equal to the quotient obtained by dividing (x) the product of the number of shares of Class A common stock underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (as defined in the next sentence) by (y) the fair market value. The “fair market value” is the average reported last sale price of the Class A common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of warrants, as applicable. As a result, you would receive fewer shares of Class A common stock from such exercise than if you were to exercise such warrants for cash.

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

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law, or we decide to obtain stockholder approval for business or other legal reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.23 per share (based on the trust account balance as of December 31, 2019) on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.23 per share (based on the trust account balance as of December 31, 2019) on the redemption of their shares.

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

We may issue a substantial number of additional shares of common or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination (although our amended and restated certificate of incorporation will provide that we may not issue securities that can vote with common stockholders on matters related to our pre-initial business combination activity). We may also issue shares of Class A common stock upon conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. However, our amended and restated certificate of incorporation will provide, among other things, that prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with the approval of our stockholders. However, our executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by June 10, 2020 or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares.

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

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, consultants and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.23 per share (based on the trust account balance as of December 31, 2019) on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.23 per share on the redemption of their shares.

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

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. The Sponsor and officers and directors are, and may in the future become, affiliated with entities (such as operating companies or investment vehicles) that are engaged in a similar business, although they may not participate in the formation of, or become an officer or director of, any other special purpose acquisition companies with a class of securities registered under the Exchange Act until we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination by June 10, 2020.

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

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated certificate of incorporation will require the approval of holders of 65% of our common stock, and amending our warrant agreement will require a vote of holders of at least 65% of the public warrants. In addition, our amended and restated certificate of incorporation requires us to provide our public stockholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by June 10, 2020 or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity. To the extent any such amendments would be deemed to fundamentally change the nature of any securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

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

The Sponsor, our officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by June 10, 2020 or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, less amounts released to pay our tax obligations, divided by the number of then outstanding public shares. These agreements are contained in a letter agreement that we have entered into with the Sponsor, our officers and directors. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against the Sponsor, our officers or directors for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

We have not selected any specific business combination target, but intend to target businesses larger than we could acquire with the net proceeds of our initial public offering and the sale of the private placement units. As a result, we may be required to seek additional financing to complete such proposed initial business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. Further, the amount of additional financing we may be required to obtain could increase as a result of future growth capital needs for any particular transaction, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination and/or the terms of negotiated transactions to purchase shares in connection with our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share plus any pro rata interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes on the liquidation of our trust account and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination. If we are unable to complete our initial business combination, our public stockholders may only receive approximately $10.23 per share (based on the trust account balance as of December 31, 2019) on the liquidation of our trust account, and our warrants will expire worthless. Furthermore, under certain circumstances our public stockholders may receive less than $10.23 per share (based on the trust account balance as of December 31, 2019) upon the liquidation of the trust account.

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

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of our Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which we give proper notice of such redemption and provided certain other conditions are met. If and when the warrants become redeemable by us, we may not exercise our redemption right if the issuance of shares of common stock upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or we are unable to effect such registration or qualification. We will use our best efforts to register or qualify such shares of common stock under the blue-sky laws of the state of residence in those states in which the warrants were offered by us in our initial public offering. Redemption of the outstanding warrants could force you (i) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the private placement warrants will be redeemable by us so long as they are held by the sponsor or its permitted transferees.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with this Annual Report on Form 10-K for the year ending December 31, 2019. As long as we maintain our status as an emerging growth company, will we not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

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

Holders

As of March 10, 2020, there were four holders of record of our units, one holder of record of our Class A common stock and one holder of record of our warrants.

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

Simultaneously with the consummation of the initial public offering, we consummated a private placement of 655,000 private placement units to the Sponsor and underwriter at a price of $10.00 per Private Unit, generating total proceeds of $6,550,000. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

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

Recent Developments

On February 7, 2020, our stockholders approved an amendment to our amended and restated certificate of incorporation to extend the period of time for which we are required to consummate a Business Combination to June 10, 2020. The number of shares of common stock presented for redemption in connection with the extension was 4,589. We paid cash in the aggregate amount of $47,175, or approximately $10.28 per share, to redeeming stockholders. We agreed to deposit $0.033 for each public share outstanding that was not redeemed for each of the four consecutive monthly periods of the extension, assuming the Company takes the full time through June 10, 2020 to complete a business combination. In February and March 2020, we deposited $0.033 for each public outstanding that was not converted, or an aggregate of $1,319,697 into the trust account.

In addition, our stockholders voted to elect Neil Goldberg, Richard Katzman and Steven Berns to serve as Class I directors on our board or directors until the 2021 annual meeting of stockholders or until their respective successors are elected and qualified.

On February 10, 2020, we issued an unsecured promissory note to the Sponsor in the aggregate amount of $2,639,394 in order to fund the extension payments. The note is non-interest bearing and payable upon the consummation of a business combination.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through December 31, 2019 were organizational activities, including those necessary to prepare for the initial public offering and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on marketable securities. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a business combination.

For the year ended December 31, 2019, we had net income of $2,350,168, which consisted of interest income on marketable securities held in the trust account of $4,289,906 and an unrealized gain on marketable securities held in our trust account of $18,040, offset by operating costs of $1,105,323 and a provision for income taxes of $852,455.

For the period from May 4, 2018 (inception) through December 31, 2018, we had net income of $1,077,153, which consists of interest income on marketable securities held in the trust account of $1,447,296 and an unrealized gain on marketable securities held in our trust account of $301,126, offset by formation and operating costs of $384,938, and a provision for income taxes of $286,331.

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

For the year ended December 31, 2019, cash used in operating activities was $1,216,491. Net income of $2,350,168 was offset by interest earned on marketable securities held in the trust account of $4,289,906, an unrealized gain on marketable securities held in our trust account of $18,040 and a deferred tax benefit of $58,665. Changes in operating assets and liabilities provided $799,952 of cash from operating activities.

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

As of December 31, 2019, we had cash of $1,287,406 held outside the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business through June 10, 2020. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our business combination. Moreover, we may need to obtain additional financing either to complete our business combination or because we become obligated to redeem a significant number of public shares upon completion of our business combination, in which case we may issue additional securities or incur debt in connection with such business combination. In addition, we intend to target businesses larger than we could acquire with the net proceeds of our initial public offering and the sale of the private placement units and may as a result be required to seek additional financing to complete such proposed initial business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In addition, following our business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2019. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

In addition, we have an agreement to pay the underwriters a deferred underwriting fee of $0.35 per Unit, or $7,000,000 in the aggregate. The deferred fee will be forfeited by the underwriters solely in the event that the Company fails to complete a business combination, subject to the terms of the underwriting agreement.

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

Item 8. Financial Statements and Supplementary Data.

Index to Financial Statements

Page
Report of Independent Registered Public Accounting Firm	30

Balance Sheets as of December 31, 2019 and 2018	31

Statements of Operations for the year ended December 31, 2019 and for the period from May 4, 2018 (date of inception) through December 31, 2018	32

Statements of Changes in Stockholders’ Equity for the year ended December 31, 2019 and for the period from May 4, 2018 (date of inception) through December 31, 2018	33

Statements of Cash Flows for the year ended December 31, 2019 and for the period from May 4, 2018 (date of inception) through December 31, 2018	34

Notes to Financial Statements	35

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
Forum Merger II Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Forum Merger II Corporation (the “Company”) as of December 31, 2019 and 2018, the related statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2019 and for the period from May 4, 2018 (inception) through December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the year ended December 31, 2019 and for the period from May 4, 2018 (inception) through December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP
We have served as the Company’s auditor since 2018.

New York, NY
March 11, 2020

FORUM MERGER II CORPORATION

BALANCE SHEETS

	December 31,	December 31,
	2019	2018

ASSETS
Current Assets
Cash	$1,287,406	$1,762,095
Prepaid expenses	3,611	59,716
Total Current Assets	1,291,017	1,821,811

Marketable securities held in Trust Account	205,314,566	201,748,422
Total Assets	$206,605,583	$203,570,233

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$499,625	$163,863
Income taxes payable	631,180	223,095
Total Current Liabilities	1,130,805	386,958

Deferred tax liability	4,571	63,236
Deferred underwriting fees	7,000,000	7,000,000
Total Liabilities	8,135,376	7,450,194

Commitments

Class A Common stock subject to possible redemption, 18,913,021 and 18,979,840 shares at redemption value as of December 31, 2019 and 2018, respectively	193,470,198	191,120,038

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 authorized; none issued and outstanding		—
Class A Common stock, $0.0001 par value; 100,000,000 shares authorized; 1,741,979 and 1,675,160 shares issued and outstanding (excluding 18,913,021 and 18,979,840 shares subject to possible redemption) as of December 31, 2019 and 2018, respectively	174	168
Class B Common stock, $0.0001 par value; 10,000,000 shares authorized; 5,000,000 shares issued and outstanding as of December 31, 2019 and 2018	500	500
Additional paid-in capital	1,572,014	3,922,180
Retained earnings	3,427,321	1,077,153
Total Stockholders’ Equity	5,000,009	5,000,001
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$206,605,583	$203,570,233

The accompanying notes are an integral part of the financial statements.

FORUM MERGER II CORPORATION

STATEMENTS OF OPERATIONS

	Year Ended December 31,	For the Period from May 4, 2018 (Inception) Through December 31,
	2019	2018

Operating and formation costs	$1,105,323	$384,938
Loss from operations	(1,105,323)	(384,938)

Other income:
Interest income	4,289,906	1,447,296
Unrealized gain on marketable securities held in Trust Account	18,040	301,126
Other income	4,307,946	1,748,422

Income before provision for income taxes	3,202,623	1,363,484
Provision for income taxes	(852,455)	(286,331)
Net Income	$2,350,168	$1,077,153

Weighted average shares outstanding, basic and diluted (1)	6,687,798	6,055,660

Basic and diluted net loss per common stock (2)	$(0.11)	$(0.04)

(1)	Excludes an aggregate of up to 18,913,021 and 18,979,840 shares subject to possible redemption at December 31, 2019 and 2018, respectively.
(2)	Net loss per common share – basic and diluted excludes income attributable to shares subject to possible redemption of $3,078,671 and $1,321,648 for the year ended December 31, 2019 and for the period from May 4, 2018 (inception) through December 31, 2018, respectively.

The accompanying notes are an integral part of the financial statements.

FORUM MERGER II CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – May 4, 2018 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of common stock to initial stockholders	—	—	5,750,000	575	24,425	—	25,000

Sale of 20,000,000 Units, net of underwriting discounts and offering expenses	20,000,000	2,000	—	—	188,465,886	—	188,467,886

Sale of 655,000 Private Placement Units	655,000	65	—	—	6,549,935	—	6,550,000

Forfeiture of founder shares	—	—	(750,000)	(75)	75	—	—

Common stock subject to possible redemption	(18,979,840)	(1,897)	—	—	(191,118,141)	—	(191,120,038)

Net income	—	—	—	—	—	1,077,153	1,077,153

Balance – December 31, 2018	1,675,160	168	5,000,000	500	3,922,180	1,077,153	5,000,001

Change in value of common stock subject to possible redemption	66,819	6	—	—	(2,350,166)	—	(2,350,160)

Net income	—	—	—	—	—	2,350,168	2,350,168

Balance – December 31, 2019	1,741,979	$174	5,000,000	$500	$1,572,014	$3,427,321	$5,000,009

The accompanying notes are an integral part of the financial statements.

FORUM MERGER II CORPORATION

STATEMENTS OF CASH FLOWS

	Year Ended December 31,	For the Period from May 4, 2018 (Inception) through December 31,
	2019	2018

Cash Flows from Operating Activities:
Net income	$2,350,168	$1,077,153
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(4,289,906)	(1,447,296)
Unrealized gain on marketable securities held in Trust Account	(18,040)	(301,126)
Deferred tax (benefit) provision	(58,665)	63,236
Changes in operating assets and liabilities:
Prepaid expenses	56,105	(59,716)
Accounts payable and accrued expenses	335,762	163,863
Income taxes payable	408,085	223,095
Net cash used in operating activities	(1,216,491)	(280,791)

Cash Flows from Investing Activities:
Investment in Trust Account	—	(200,000,000)
Cash withdrawn from Trust Account to pay franchise and income taxes	741,802	—
Net cash provided by (used in) investing activities	741,802	(200,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock to initial stockholders	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	—	196,000,000
Proceeds from sale of Private Placement Units	—	6,550,000
Proceeds from promissory notes – related parties	—	150,000
Repayment of promissory notes – related parties	—	(150,000)
Payment of offering costs	—	(532,114)
Net cash provided by financing activities	—	202,042,886

Net Change in Cash	(474,689)	1,762,095
Cash – Beginning	1,762,095	—
Cash – Ending	$1,287,406	$1,762,095

Supplementary cash flow information:
Cash paid for income taxes	$503,035	$—

Non-cash investing and financing activities:
Initial classification of common stock subject to possible redemption	$—	$190,039,460
Change in value of common stock subject to possible redemption	$2,350,160	$1,080,578
Deferred underwriting fee payable	$—	$7,000,000

The accompanying notes are an integral part of the financial statements.

FORUM MERGER II CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019

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

All activity through December 31, 2019 relates to the Company’s formation, its initial public offering (the “Initial Public Offering”), which is described below, and identifying a target company for a Business Combination.

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

Transaction costs related to the issuances described above amounted to $11,532,114, consisting of $4,000,000 of underwriting fees, $7,000,000 of deferred underwriting fees and $532,114 of other costs. In addition, at December 31, 2019, $1,287,406 of cash was held outside of the Trust Account and is available for working capital purposes.

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

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019

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

The Company initially had until February 7, 2020 to consummate a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

On February 7, 2020, the Company’s stockholders approved an amendment to its Amended and Restated Certificate of Incorporation (the “Charter”) to extend the period of time for which the Company is required to consummate a Business Combination to June 10, 2020 (the “Extended Date”). The number of shares of common stock presented for redemption in connection with the extension was 4,589. The Company paid cash in the aggregate amount of $47,175, or approximately $10.28 per share, to redeeming stockholders. The Company agreed to deposit $0.033 for each Public Share outstanding that was not redeemed for each of the four consecutive monthly periods of the extension, assuming the Company takes the full time through the Extended Date to complete a Business Combination. In February and March 2020, the Company deposited $0.033 for each Public Share outstanding that was not converted, or an aggregate of $1,319,697 into the Trust Account. The Company issued an unsecured promissory note to the Sponsor in the aggregate amount of $2,639,394 in order to fund the extension payments (see Note 10).

The Sponsor and the underwriter have agreed to waive their liquidation rights with respect to the Founder Shares and Private Placement Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting fees (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than $10.00 per share.

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

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019

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

Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2019 and 2018.

Marketable Securities Held in Trust Account

At December 31, 2019 and 2018, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills. During the year ended December 31, 2019, the Company withdrew $741,802 of interest income from the Trust Account to pay for its franchise and income taxes. No amounts were withdrawn during the period from May 4, 2018 through December 31, 2018.

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

FORUM MERGER II CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2019 and 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Loss Per Common Share

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at December 31, 2019 and 2018, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase 20,655,000 shares of Class A common stock in the calculation of diluted loss per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted loss per common share is the same as basic loss per common share for the periods presented.

Reconciliation of Net Loss per Common Share

The Company’s net income is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per common share is calculated as follows:

	Year Ended December 31, 2019	For the Period from May 4, 2018 (inception) Through December 31, 2018
Net income	$2,350,168	$1,077,153
Less: Income attributable to common stock subject to possible redemption	(3,078,671)	(1,321,648)
Adjusted net loss	$(728,503)	$(244,495)

Weighted average shares outstanding, basic and diluted	6,687,798	6,055,660

Basic and diluted net loss per common share	$(0.11)	$(0.04)

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

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

DECEMBER 31, 2019

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

The Founder Shares included an aggregate of up to 750,000 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the Sponsor would own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Sponsor did not purchase any Public Shares in the Initial Public Offering and excluding the Private Placement Shares). On September 21, 2018, the underwriters’ over-allotment option expired unexercised, and, as a result 750,000 Founder Shares were forfeited resulting in an aggregate of 5,000,000 Founder Shares outstanding.

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

Administrative Services Agreement

The Company entered into an agreement with an affiliate of the Sponsor whereby, commencing on August 7, 2018 through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company agreed to pay the affiliate $15,000 per month for office space, utilities and secretarial and administrative support. For the year ended December 31, 2019, the Company incurred and paid $180,000 in fees for these services. For the period from May 4, 2018 (inception) through December 31, 2018, the Company incurred and paid $75,000 in fees for these services.

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

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019

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

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2019 and 2018, there were no shares of preferred stock issued or outstanding.

Common Stock

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2019 and 2018, there were 1,741,979 and 1,675,160 shares of Class A common stock issued or outstanding, excluding 18,913,021 and 18,979,840 shares of common stock subject to possible redemption, respectively.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At December 31, 2019 and 2018, there were 5,000,000 shares of Class B common stock issued and outstanding.

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

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019

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

FORUM MERGER II CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019

NOTE 8. INCOME TAX

The Company’s net deferred tax liability at December 31, 2019 and 2018 is as follows:

	December 31,	December 31,
	2019	2018
Deferred tax liability
Unrealized gain on marketable securities	$(4,571)	$(63,236)
Deferred tax liability	$(4,571)	$(63,236)

The income tax provision for the year ended December 31, 2019 and for the period from May 4, 2018 (inception) through December 31, 2018 consists of the following:

	December 31,	December 31,
	2019	2018
Federal
Current	$732,550	$223,095
Deferred	(59,448)	63,236

State and Local
Current	191,639	—
Deferred	(12,286)	—

Income tax provision	$852,455	$286,331

FORUM MERGER II CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019

As of December 31, 2019 and 2018, the Company did not have any U.S. federal and state net operating loss carryovers (“NOLs”) available to offset future taxable income.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2019 and 2018 is as follows:

	December 31, 2019	December 31, 2018

Statutory federal income tax rate	21,0%	21.0%
State taxes, net of federal tax benefit	4.3%	0.0%
True-ups	1.3%	0.0%
Income tax provision	26.6%	21.0%

The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. The Company’s tax returns for the year ended December 31, 2019 and 2018 remain open and subject to examination. The Company considers Florida to be a significant state tax jurisdiction.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2019 and 2018, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2019	December 31, 2018
Assets:
Marketable securities held in Trust Account	1	$205,314,566	$201,748,422

NOTE 10. SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued. Other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On February 7, 2020, the Company’s stockholders approved an amendment to its Charter to extend the period of time for which the Company is required to consummate a Business Combination to June 10, 2020. The number of shares of common stock presented for redemption in connection with the extension was 4,589. The Company paid cash in the aggregate amount of $47,175, or approximately $10.28 per share, to redeeming stockholders. The Company agreed to deposit $0.033 for each Public Share outstanding that was not redeemed for each of the four consecutive monthly periods of the extension, assuming the Company takes the full time through the Extended Date to complete a Business Combination. In February and March 2020, the Company deposited $0.033 for each Public Share that was not converted in connection with the extension, or an aggregate of $1,319,697, into the Trust Account.

On February 10, 2020, the Company issued an unsecured promissory note to the Sponsor in the aggregate amount of $2,639,394 in order to fund the extension payments. The note is non-interest bearing and payable upon the consummation of a Business Combination.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2019, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2019, our disclosure controls and procedures were effective.

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

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, (as defined in Rules 13a-15(e) and 15- d-15(e) under the Securities Exchange Act of 1934, as amended) our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2019. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of December 31, 2019.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our officers and directors are as follows:

NAME	AGE	POSITION
Marshall Kiev	51	Co-Chief Executive Officer, President and Director
David Boris	59	Co-Chief Executive Officer, Chief Financial Officer and Director
Neil Goldberg	66	Director
Richard Katzman	62	Director
Steven Berns	55	Director
Jeffrey Nachbor	54	Director

Marshall Kiev, 51, has been our Co-Chief Executive Officer, President and Director since inception. He has over 26 years of alternative investing experience. He has been the President and Founder of MK Capital Partners, a private investment firm, since 2016. The firm’s primary investment strategies include direct private equity, growth equity and venture capital. Mr. Kiev was Co-Chief Executive Officer, President and Director of Forum Merger Corporation (“Forum I”) until its business combination with ConvergeOne (Nasdaq: CVON). Mr. Kiev was previously a Director of Cohen Private Ventures, or CPV, from 2013 to 2016. CPV is a family office investing long-term capital in direct private investments and other opportunistic transactions. Prior to his position with CPV, Mr. Kiev was Chief of Staff at S.A.C. Capital Advisors, L.P., an investment firm, from 2010 to 2013. Prior to joining S.A.C., Mr. Kiev was President of Alternative Investments at Family Management Corporation, a multi-family office, from 2007 to 2009, where he oversaw a portfolio of investments in hedge funds and private equity funds. Previously, Mr. Kiev was a Partner at Main Street Resources, a middle-market private equity firm, from 2000 to 2007. He began his career in 1989 at Family Management Corporation where he held a variety of roles over more than a decade. Mr. Kiev is an active member of the Young Presidents’ Organization and a former member of the Dean’s Council at Weill Cornell Medical College and is President of the Kiev Family Foundation. Mr. Kiev received an MBA degree from the Stern School of Business at New York University and a BA degree also from New York University. We believe Mr. Kiev is well-qualified to serve as a member of our board of directors due to his extensive financial experience, his asset management experience and his experience as an executive officer and director of Forum I.

David Boris, 59, has been our Co-Chief Executive Officer, Chief Financial Officer and Director since inception. He served as Co-Chief Executive Officer, Chief Financial Officer and Director of Forum I from its inception in November 2016 until Form I’s business combination with ConvergeOne and has served as a member of ConvergeOne’s board of directors since the business combination. He has over 30 years of Wall Street experience in mergers and corporate finance and has been involved in 14 SPAC transactions as an advisor, investment banker and/or officer or board member, including ten business combinations totaling over $4.4 billion. Mr. Boris was a Director of Pacific Special Acquisition Corp., or Pacific, a SPAC formed by one of the leading independent investment banks in China, from July 2015 until Pacific’s business combination with Borqs Technologies, Inc. (Nasdaq: BRQS) in August 2017. In addition, he served as advisor to Limbach Holdings, Inc. (Nasdaq: LMB) in connection with its merger with 1347 Capital Corp., a SPAC, from 2015 to 2016. From November 2010 to May 2013, Mr. Boris served as Chairman of Primcogent Solutions LLC, leading the board during the period of the company’s preparation to seek reorganization by way of a voluntary bankruptcy petition, which was filed in 2013. Mr. Boris served as a director of Trio Merger Corp., a SPAC, from its inception through its business combination with SAExploration Holdings, Inc. (Nasdaq: SAEX). Mr. Boris served as Senior Managing Director and Head of Investment Banking at Pali Capital, Inc., an investment banking firm, from 2007 to 2010, and was a founding member and Managing Director of Morgan Joseph & Co. Inc., an investment banking firm, from 2001 to 2007, where he was head of both the Financial Sponsors and Media Groups. Mr. Boris served as President of Ladenburg Thalmann Group Inc. from 1999 to 2000, and was also Executive Vice President and Head of Investment Banking at Ladenburg Thalmann & Co. Inc. from 1998 to 2000. In addition, he was a co-founder, director, and a principal stockholder of Brenner Securities Corporation and its successors. Prior to Brenner, Mr. Boris was at Oppenheimer & Company Inc., as a Senior Vice President and Limited Partner. Mr. Boris began his career as a member of the Business Development Group of W.R. Grace & Company, from 1984 to 1985. He is an active member of the Young Presidents’ Organization, an organization with over 25,000 members who are in the top position of a qualifying company or division and are directly responsible for all operations of such business or division. Mr. Boris received a M.B.A. from Columbia University Business School and a B.A. from Vassar College, cum laude. We believe Mr. Boris is well qualified to serve as a member of the board due to his wide range of experience in capital market activities as well as his activities in special purpose acquisition companies and asset management, including his experience as an executive officer and director of Forum I.

Neil Goldberg, 66, is one of our directors as of the date hereof. Mr. Goldberg served as a director of Forum I from initial public offering until the business combination with ConvergeOne. He has 45 years of retailing, merchandising, general management and real estate experience. Mr. Goldberg has served as President and CEO of Raymour and Flannigan Furniture and Holdings, one of the largest furniture retailers in the United States, since 1972. He has led the growth of Raymour and Flannigan from three local stores to its current 106 locations across seven Northeast states employing more than 4,700 people. In addition, Mr. Goldberg has been active on numerous national industry boards including the National Home Furnishing Association, the Home Furnishing Council, the American Furniture Hall of Fame and FurnitureFan.com. He has also participated on the board of local and national charitable organizations including the HSBC Bank Regional Board, the Metropolitan Development Association, Say Yes to Education, the Salvation Army of Central New York and the Syracuse University School of Management. Mr. Goldberg has been honored for his work as a recipient of the Ernst and Young Entrepreneur of the Year, the City of Hope Spirit of Life Award and the Anti-Defamation League American Heritage Award. Mr. Goldberg received a B.S. in accounting from the Syracuse University School of Management. We believe Mr. Goldberg is well-qualified to serve as a member of the board due to his experience in operations and real estate and his experience as a director of Forum I.

Richard Katzman, 62, is one of our directors as of the date hereof. Mr. Katzman served as a director of Forum I from initial public offering until the business combination with ConvergeOne and has served as a director of ConvergeOne since such business combination. He is a private investor in early stage companies and a member of the New York Angels investing group, advising and investing in over two dozen startups. He is also an Executive Director and board member of The Noodle Companies, a group of early stage ventures seeking to increase transparency and efficiency in education, based in New York City. Mr. Katzman was President, Chairman & CEO of Kaz, Incorporated, a multinational consumer appliance company, from 1987 until its sale in December 2010. Kaz’s products include humidifiers, vaporizers, digital thermometers, hot/cold therapy, heaters, fans, and air cleaners. Under his leadership, the company grew from $4 million in annual sales to $500 million by expanding its product offerings, developing international distribution, and pioneering brand extension licensing with global power brands Vicks, Honeywell and Braun. Mr. Katzman also co-founded Terra Firma Software, a provider of enterprise solutions and an early developer of Macintosh applications, in 1982. Mr. Katzman is a board member of Brown University’s Entrepreneurship Program, was Executive in Residence for the first cohort of the IE-Brown Executive MBA program in 2011-12 and has been a judge in several business plan competitions. Mr. Katzman was a board member of Princeton Review from its founding in 1982 until 2012, currently serves on the boards of Hudson Opera House, Bard’s Creative Council, and Generation Citizen, and was a trustee of Columbia Memorial Hospital in Hudson, NY. He is also a member of the Young Presidents’ Organization. Mr. Katzman graduated with an A.B. from Brown University and attended the Singularity University Executive Program. We believe Mr. Katzman is well-qualified to serve as a member of the board due to his experience in finance and operations and his experience as a director of Forum I.

Steven Berns, 55, is one of our directors as of the date hereof. Mr. Berns served as a director of Forum I from Forum I’s initial public offering until the business combination with ConvergeOne. Until June 2019, Mr. Berns served as the Co-Chief Operating Officer and Chief Financial Officer of Shutterstock, Inc. (NYSE: SSTK), a leading global provider of high-quality licensed photographs, vectors, illustrations, videos and music to businesses, marketing agencies and media organizations around the world. From July 2013 through August 2015, Mr. Berns served as Executive Vice President and Chief Financial Officer of Tribune Media Company (Nasdaq: TRCO) (formerly Tribune Company), one of the country’s leading multimedia companies, operating businesses in broadcasting, publishing and digital media. Prior to that time, Mr. Berns was the Executive Vice President and Chief Financial Officer of Revlon, Inc. (NYSE: REV), a worldwide cosmetics and beauty products company, from May 2009 to July 2013. Prior to that time, Mr. Berns was Chief Financial Officer of Tradeweb Markets, LLC, a leading over-the-counter, multi-asset online marketplace for securities trading and trade processing, from November 2007 until May 2009. From November 2005 until July 2007, Mr. Berns served as President, Chief Financial Officer and Director of MDC Partners Inc. (Nasdaq: MDCA) and from September 2004 to November 2005, Mr. Berns served as Vice Chairman and Executive Vice President of MDC Partners. Prior to that, Mr. Berns was the Senior Vice President and Treasurer of Interpublic Group of Companies, Inc., (NYSE: IPG) an organization of advertising agencies and marketing services companies from August 1999 until September 2004. Before that, Mr. Berns held a variety of positions in finance at Revlon, Inc. from April 1992 until August 1999, becoming Vice President and Treasurer in 1996. Prior to joining Revlon in 1992, Mr. Berns worked at Paramount Communications Inc. and at a predecessor public accounting firm of Deloitte & Touche. Mr. Berns has served on several Boards including Shutterstock, Inc. (NYSE: SSTK) (from 2012 to 2015 as Director and Chairman of the Audit Committee) and LivePerson, Inc. (Nasdaq: LPSN), from 2002 to 2011 as Director and Chairman of the Compensation Committee. Mr. Berns received a BS from Lehigh University and an MBA from the Stern School of Business at New York University. We believe Mr. Berns is well-qualified to serve as a member of the board due to his extensive experience in finance and operations and his experience as a director of Forum I.

Jeffrey Nachbor, 54, is one of our directors as of the date hereof. Mr. Nachbor has served as ConvergeOne’s Chief Financial Officer since September 2013. From 2008 until 2013, Mr. Nachbor served as Senior Vice President of Finance & Chief Accounting Officer of Leap Wireless International, Inc., a telecommunications company which was later acquired by AT&T Inc. From September 2005 to March 2008, Mr. Nachbor served as Senior Vice President and Corporate Controller of H&R Block, Inc. (NYSE: HRB). From February 2005 until August 2005, Mr. Nachbor served as Chief Financial Officer and Treasurer of Sharper Image Corporation, a consumer electronics retailer. From 2003 to 2005, Mr. Nachbor served as Senior Vice President and Corporate Controller of Staples, Inc., a business supplies and equipment retailer. Mr. Nachbor holds a B.A. in accounting from Old Dominion University, an M.B.A. from University of Kansas, and is a Certified Public Accountant. We believe Mr. Nachbor is well-qualified to serve as a member of the board due to his extensive experience in finance and operations.

Number and Terms of Office of Officers and Directors

We have six directors. Our board of directors is divided into two classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a two-year term. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, consisting of Messrs. Goldberg, Katzman and Berns, will expire at our 2021 annual meeting of stockholders. The term of office of the second class of directors, consisting of Messrs. Kiev, Boris and Nachbor, will expire at the 2020 annual meeting of stockholders.

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

Notwithstanding the foregoing, as indicated above, other than the payment to an affiliate of the Sponsor of $15,000 per month, until June 10, 2020, for office space, utilities and secretarial and administrative support and reimbursement of expenses, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

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

Our officers and directors have agreed not to participate in the formation of, or become an officer or director of any other special purpose acquisition company with a class of securities registered under the Exchange Act, until we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination by June 10, 2020. Potential investors should also be aware of the following other potential conflicts of interest:

●	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.
●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.
●	Our initial stockholders have agreed to waive their redemption rights with respect to any founder shares and private placement shares and any public shares held by them in connection with the consummation of our initial business combination. Additionally, our initial stockholders have agreed to waive their redemption rights with respect to any founder shares or private placement shares held by them if we fail to consummate our initial business combination by June 10, 2020. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the private placement units held in the trust account will be used to fund the redemption of our public shares, and the private placement units (and the underlying securities) will expire worthless. With certain limited exceptions, the founder shares will not be transferable, assignable by the Sponsor until the earlier of: (A) one year after the completion of our initial business combination or (B) subsequent to our initial business combination, (x) if the last sale price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property. With certain limited exceptions, the private placement units, private placement shares and private placement warrants and the Class A common stock underlying such warrants, will not be transferable, assignable or saleable by the Sponsor or its permitted transferees until 30 days after the completion of our initial business combination. Since the Sponsor and officers and directors may directly or indirectly own common stock and warrants following our initial public offering, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.
●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.
●	The Sponsor, our officers or directors may have a conflict of interest with respect to evaluating a business combination and financing arrangements as we may obtain loans from the Sponsor or an affiliate of the Sponsor or any of our officers or directors to finance transaction costs in connection with an intended initial business combination. Up to $1,200,000 of such working capital loans may be convertible into private placement-equivalent units at a price of $10.00 per unit at the option of the lender. Such units would be identical to the private placement units, including as to exercise price, exercisability and exercise period of the underlying warrants.

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

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties or contractual obligations:

INDIVIDUAL	ENTITY	ENTITY’S BUSINESS	AFFILIATION
David Boris	ConvergeOne	Global IT solutions company	Director
Richard Katzman	ConvergeOne	Global IT solutions company	Director
Neil Goldberg	Raymour and Flannigan Furniture and Holdings	Furniture retailer	President and CEO
Steven Berns	Forum Merger II Corporation	Special Purpose Acquisition Company	Director
Jeff Nachbor	ConvergeOne	Global IT solutions company	Chief Financial Officer

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 11, 2020 by:

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

The beneficial ownership of our common stock is based on 25,655,000 shares of common stock issued and outstanding as of March 11, 2020, consisting of 20,655,000 shares of Class A common stock and 5,000,000 shares of Class B common stock.

NAME AND ADDRESS OF BENEFICIAL OWNER (1)	NUMBER OF SHARES BENEFICIALLY OWNED (2)	APPROXIMATE PERCENTAGE OF OUTSTANDING COMMON STOCK
Directors, Executive Officers and Founders
Forum Investors II LLC (3)	5,555,000	21.65%
Marshall Kiev (3)	5,555,000	21.65%
David Boris (3)	5,555,000	21.65%
Neil Goldberg (4)	-	-
Richard Katzman (4)	-	-
Steven Berns (4)	-	-
Jeffrey Nachbor (4)	-	-
All executive officers and directors as a group (six individuals)	5,555,000	21.65%

NAME AND ADDRESS OF BENEFICIAL OWNER	NUMBER OF SHARES BENEFICIALLY OWNED	APPROXIMATE PERCENTAGE OF OUTSTANDING COMMON STOCK
Five Percent Holders
Glazer Capital, LLC (5)	2,000,042	9.70%
OxFORD Asset Management LLP. (6)	1,369,675	6.63%
Periscope Capital, Inc. (6)	1,123,595	5.40%

(1)	The business address of each of the following entities or individuals is c/o Forum Merger II Corporation, 1615 South Congress Avenue, Suite 103, Delray Beach, FL 33445.
(2)	Interests shown consist of founder shares, classified as shares of Class B common stock, and 555,000 shares of Class A common stock underlying private placement units. The founder shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment.
(3)	Represents shares held by Forum Investors II LLC, the Sponsor. Each of our officers and directors, and one or more trusts or other entities for the benefit of David Boris, Marshall Kiev and their respective families, is a member of the Sponsor. Forum Capital Management II LLC is the managing member of the Sponsor and has voting and investment discretion with respect to the common stock held by the Sponsor. Marshall Kiev and David Boris are the managing members of Forum Capital Management II LLC and may be deemed to have beneficial ownership of the common stock held directly by the Sponsor. Each such person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly.
(4)	Does not include any shares held by the Sponsor. This individual is a member of the Sponsor, as described in footnote 3, but does not have voting or dispositive control over the shares held by our sponsor.
(5)	According to a Schedule 13G filed with the SEC on February 14, 2020, Glazer Capital, LLC has sole voting and dispositive power over 2,000,042 shares of the Company’s Class A common stock. The business address of this reporting person is 250 West 55th Street, Suite 30A, New York, New York 10019.
(6)	According to a Schedule 13G filed with the SEC on February 13, 2020, OxFORD Asset Management LLP has sole voting and dispositive power over 1,369,675 shares of the Company’s Class A common stock. The business address of this reporting person is 6 George Street, Oxford, United Kingdom, OX12BW.
(7)	According to a Schedule 13G filed with the SEC on February 14, 2020, Periscope Capital, Inc. has sole share voting and dispositive power over 1,123,595 shares of the Company’s Class A common stock. The business address of this reporting person is 333 Bay Street, Suite 1240, Toronto, Ontario, Canada M5H 2R2

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Founder Shares

On May 16, 2018, the Sponsor purchased 5,750,000 founder shares for an aggregate price of $25,000. The founder shares will automatically convert into Class A common stock upon the consummation of a business combination on a one-for-one basis, subject to adjustments.

The founder shares included an aggregate of up to 750,000 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the Sponsor would own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the initial public offering (assuming the Sponsor did not purchase any public shares in the initial public offering and excluding the private placement shares). On September 21, 2018, the underwriters’ over-allotment option expired unexercised, and, as a result 750,000 founder shares were forfeited resulting in an aggregate of 5,000,000 founder shares outstanding.

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

On February 10, 2020, we issued an unsecured promissory note to the Sponsor in the aggregate amount of $2,639,394 in order to fund the extension payments. The note is non-interest bearing and payable upon the consummation of a business combination.

Administrative Services Agreement

We entered into an agreement with an affiliate of the Sponsor whereby, commencing on August 7, 2018 through the earlier of the consummation of a business combination and our liquidation, we agreed to pay the affiliate $15,000 per month for office space, utilities and secretarial and administrative support.

We recognized an aggregate of $180,000 and $75,000 in expenses incurred in connection with the aforementioned arrangements with the related parties on our Statements of Operations for the year ended December 31, 2019 and for the period from May 4, 2018 (date of inception) through December 31, 2018, respectively.

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Marcum LLP (“Marcum”) for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2019 and for the period from May 4, 2018 (inception) through December 31, 2018 totaled $53,560 and $79,590, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum any fees for consultations concerning financial accounting and reporting standards during the year ended December 31, 2019 and the period from May 4, 2018 (inception) through December 31, 2018.

Tax Fees. We paid Marcum $12,978 and $-0- for tax planning and tax advice during the year ended December 31, 2019 and the period from May 4, 2018 (inception) through December 31, 2018, respectively.

All Other Fees. We did not pay Marcum for other services during the year ended December 31, 2019 and the period from May 4, 2018 (inception) through December 31, 2018.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements: See “Index to Financial Statements” at “Item 8. Financial Statements and Supplementary Data” herein.

(b)	Financial Statement Schedules. All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

(c)	Exhibits: The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Index

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-38615, filed with the Securities and Exchange Commission on August 8, 2018).

3.2	Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (File No. 333-226084), filed with the Securities and Exchange Commission on July 6, 2018).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-226084), filed with the Securities and Exchange Commission on July 18, 2018).

4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-226084), filed with the Securities and Exchange Commission on July 18, 2018).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 333-226084), filed with the Securities and Exchange Commission on July 18, 2018).

4.4	Warrant Agreement by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-38615, filed with the Securities and Exchange Commission on August 8, 2018).

4.5	Description of Securities.

10.1	Letter Agreement among the Company, its officers, certain directors and Jefferies LLC, dated as of August 2. 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38615, filed with the Securities and Exchange Commission on August 8, 2018).

10.2	Promissory Note, dated May 16, 2018, issued to Forum Investors II LLC (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File No. 333-226084), filed with the Securities and Exchange Commission on July 6, 2018).

10.3	Registration Rights Agreement, dated August 2, 2018, by and among the Company, Forum Investors II LLC and the holders party thereto ( incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-38615, filed with the Securities and Exchange Commission on August 8, 2018).

10.4	Administrative Service Agreement, dated as of August 2, 2018, by and between the Company and Forum Capital Management II LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-38615, filed with the Securities and Exchange Commission on August 8, 2018).

10.5	Securities Subscription Agreement, dated as of May 16, 2018, by and between the Company, and Forum Investors II LLC (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-226084), filed with the Securities and Exchange Commission on July 6, 2018).

10.6	Unit Subscription Agreement, dated as on August 2, 2018, by and between the Company and the Forum Investors II LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-38615, filed with the Securities and Exchange Commission on August 8, 2018)

10.7	Unit Subscription Agreement, dated as on August 2, 2018, by and among the Company, Jefferies LLC and EarlyBirdCapital, Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 001-38615), filed with the Securities and Exchange Commission on August 8, 2018).

10.8	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-226084), filed with the Securities and Exchange Commission on July 18, 2018).

14	Code of Ethics (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-1 (File No. 333-226084) filed with the Securities and Exchange Commission on July 18, 2018.

24	Power of Attorney (included on signature page of this report).

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 11, 2020	FORUM MERGER II CORPORATION

	By:	/s/ David Boris
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

/s/ Marshall Kiev	Co-Chief Executive Officer, President and Director	March 11,2020
Marshall Kiev	(principal executive officer)

/s/ David Boris	Co-Chief Executive Officer and Chief Financial Officer, and Director	March 11, 2020
David Boris	(principal financial and accounting officer)

/s/ Neil Goldberg	Director	March 11, 2020
Neil Goldberg

/s/ Richard Katzman	Director	March 11, 2020
Richard Katzman

/s/ Steven Berns	Director	March 11, 2020
Steven Berns

/s/ Jeffrey Nachbor	Director	March 11, 2020
Jeffery Nachbor