Form 10-Q
period 2020-03-31
Forum Merger II Corp
filed 2020-05-01
CIK 1741231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

☐ Large accelerated filer	☒ Accelerated filer
☐ Non-accelerated filer	☒ Smaller reporting company
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

As of May 1, 2020, there were 20,650,411 shares of Class A common stock, par value $0.0001, and 5,000,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

FORUM MERGER II CORPORATION

Quarterly Report on Form 10-Q

 i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

FORUM MERGER II CORPORATION

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2020	2019
	(unaudited)
ASSETS
Current Assets
Cash	$801,672	$1,287,406
Prepaid expenses	57,302	3,611
Total Current Assets	858,974	1,291,017

Deferred tax assets	16,777	—
Marketable securities held in Trust Account	207,235,255	205,314,566
TOTAL ASSETS	$208,111,006	$206,605,583

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$919,970	$499,625
Income taxes payable	631,180	631,180
Total Current Liabilities	1,551,150	1,130,805

Promissory note – related party	1,199,725	—
Deferred tax liability	—	4,571
Deferred underwriting fees	7,000,000	7,000,000
Total Liabilities	9,750,875	8,135,376

Commitments

Class A Common stock subject to possible redemption, 18,722,475 and 18,913,021 shares at redemption value as of March 31, 2020 and December 31, 2019, respectively	193,360,129	193,470,198

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 authorized; none issued and outstanding
Class A Common stock, $0.0001 par value; 100,000,000 shares authorized; 1,927,936 and 1,741,979 shares issued and outstanding (excluding 18,722,475 and 18,913,021 shares subject to possible redemption) as of March 31, 2020 and December 31, 2019, respectively	193	174
Class B Common stock, $0.0001 par value; 10,000,000 shares authorized; 5,000,000 shares issued and outstanding as of March 31, 2020 and December 31, 2019	500	500
Additional paid-in capital	1,634,889	1,572,014
Retained earnings	3,364,420	3,427,321
Total Stockholders’ Equity	5,000,002	5,000,009
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$208,111,006	$206,605,583

The accompanying notes are an integral part of the unaudited condensed financial statements.

FORUM MERGER II CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2020	2019

Operating costs	$732,415	$190,936
Loss from operations	(732,415)	(190,936)

Other income:
Interest income	648,166	1,170,394
Unrealized gain on marketable securities held in Trust Account	—	11,835
Other income	648,166	1,182,229

(Loss) income before benefit (provision) for income taxes	(84,249)	991,293
Benefit (provision) for income taxes	21,348	(289,529)
Net (Loss) Income	$(62,901)	$701,764

Weighted average shares outstanding, basic and diluted (1)	6,741,979	6,675,160

Basic and diluted net loss per common stock (2)	$(0.10)	$(0.01)

(1)	Excludes an aggregate of up to 18,722,475 and 18,975,805 shares subject to possible redemption at March 31, 2020 and 2019, respectively.
(2)	Net loss per common share – basic and diluted excludes income attributable to shares subject to possible redemption of $580,051 and $799,554 for the three months ended March 31, 2020 and 2019, respectively.

The accompanying notes are an integral part of the unaudited condensed financial statements.

FORUM MERGER II CORPORATION,

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

THREE MONTHS ENDED MARCH 31, 2020

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2020	1,741,979	$174	5,000,000	$500	$1,572,014	$3,427,321	$5,000,009

Change in value of common stock subject to possible redemption	185,957	19	—	—	62,875	—	62,894

Net loss	—	—	—	—	—	(62,901)	(62,901)

Balance – March 31, 2020 (unaudited)	1,927,936	$193	5,000,000	$500	$1,634,889	$3,364,420	$5,000,002

THREE MONTHS ENDED MARCH 31, 2019

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2019	1,675,160	$168	5,000,000	$500	$3,922,180	$1,077,153	$5,000,001

Change in value of common stock subject to possible redemption	4,035	—	—	—	(701,764)	—	(701,764)

Net income	—	—	—	—	—	701,764	701,764

Balance – March 31, 2019 (unaudited)	1,679,195	$168	5,000,000	$500	$3,220,416	$1,778,917	$5,000,001

The accompanying notes are an integral part of the unaudited condensed financial statements.

FORUM MERGER II CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2020	2019

Cash Flows from Operating Activities:
Net (loss) income	$(62,901)	$701,764
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(648,166)	(1,170,394)
Unrealized gain on marketable securities held in Trust Account	—	(11,835)
Deferred tax benefit	(21,348)	(60,237)
Changes in operating assets and liabilities:
Prepaid expenses	(53,691)	(23,634)
Accounts payable and accrued expenses	420,345	(66,345)
Income taxes payable	—	349,766
Net cash used in operating activities	(365,761)	(280,915)

Cash Flows from Investing Activities:
Investment in Trust Account	(1,319,698)	—
Cash withdrawn from Trust Account in connection with redemption	47,175	—
Cash withdrawn from Trust Account to pay franchise taxes	—	132,653
Net cash (used in) provided by investing activities	(1,272,523)	132,653

Cash Flows from Financing Activities:
Proceeds from promissory note – related party	1,199,725	—
Redemption of common stock	(47,175)	—
Net cash provided by financing activities	1,152,550	—

Net Change in Cash	(485,734)	(148,262)
Cash – Beginning	1,287,406	1,762,095
Cash – Ending	$801,672	$1,613,833

Non-cash investing and financing activities:
Change in value of common stock subject to possible redemption	$(62,894)	$701,764

The accompanying notes are an integral part of the unaudited condensed financial statements.

FORUM MERGER II CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

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

All activity through March 31, 2020 relates to the Company’s formation, its initial public offering (the “Initial Public Offering”), which is described below, and identifying a target company for a Business Combination.

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

Transaction costs related to the issuances described above amounted to $11,532,114, consisting of $4,000,000 of underwriting fees, $7,000,000 of deferred underwriting fees and $532,114 of other costs. In addition, at March 31, 2020, there was $801,672 of cash held outside of the Trust Account and available for working capital purposes.

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

MARCH 31, 2020

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

The Company initially had until February 7, 2020 to consummate a Business Combination (the “Combination Period”). On February 7, 2020, the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation (the “Charter”) to extend the period of time for which the Company is required to consummate a Business Combination to June 10, 2020 (the “Extended Date”). The number of shares of common stock presented for redemption in connection with the extension was 4,589. The Company paid cash in the aggregate amount of $47,175, or approximately $10.28 per share, to redeeming stockholders. The Company agreed to deposit $0.033 for each Public Share outstanding that was not redeemed for each of the four consecutive monthly periods of the extension, assuming the Company takes the full time through the Extended Date to complete a Business Combination. In February and March 2020, the Company deposited $0.033 for each Public Share outstanding that was not converted, or an aggregate of $1,319,697 into the Trust Account, of which $119,973 was funded by the Company and $1,199,725 was funded by the Sponsor. In April 2020, the Company deposited an additional $659,848 into the Trust Account, of which $59,986 was funded by the Company and $599,862 was funded by the Sponsor. The Company issued an unsecured promissory note to the Sponsor in the aggregate amount of $2,639,394 in order to fund a portion of the extension payments.

If the Company is unable to complete a Business Combination by the Extended Date, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination by the Extended Date.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on March 11, 2020, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2019 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The interim results for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future interim periods.

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

FORUM MERGER II CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

Use of Estimates

The preparation of condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2020 and December 31, 2019.

Marketable Securities Held in Trust Account

At March 31, 2020 and December 31, 2019, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills. During the three months ended March 31, 2020, the Company did not withdraw any interest income from the Trust Account. During the year ended December 31, 2019, the Company withdrew $741,802 of interest income from the Trust Account to pay for its franchise and income taxes.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2020 and December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The effective tax rate differs from the statutory tax rate of 25% for the three months ended March 31, 2019 due to true-up adjustments from the prior year tax returns.

FORUM MERGER II CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

Net Loss per Common Share

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at March 31, 2020 and 2019, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase 20,655,000 shares of Class A common stock in the calculation of diluted loss per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted loss per common share is the same as basic loss per common share for the periods presented.

Reconciliation of Net (Loss) Income per Common Share

The Company’s net (loss) income is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per common share is calculated as follows:

	Three Months Ended March 31,
	2020	2019
Net (loss) income	$(62,901)	$701,764
Less: Income attributable to common stock subject to possible redemption	(580,051)	(799,554)
Adjusted net loss	$(642,952)	$(97,790)

Weighted average shares outstanding, basic and diluted	6,741,979	6,675,160

Basic and diluted net loss per common share	$(0.10)	$(0.01)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

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

Administrative Services Agreement

The Company entered into an agreement with an affiliate of the Sponsor whereby, commencing on August 7, 2018 through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company agreed to pay the affiliate $15,000 per month for office space, utilities and secretarial and administrative support. For the three months ended March 31, 2020 and 2019, the Company incurred and paid $45,000, in fees for these services.

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

On February 10, 2020, the Company issued an unsecured promissory note to the Sponsor (the “Extension Note”) in the aggregate amount of $2,639,394 in order to fund the extension payments. The Extension Note is non-interest bearing and payable upon the consummation of a Business Combination. As of March 31, 2020, the outstanding balance under the Extension Note amounted to $1,199,725. In April 2020, the Company borrowed an additional $599,862 under the Extension Note.

FORUM MERGER II CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

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

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2020 and December 31, 2019, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At March 31, 2020 and December 31, 2019, there were 1,927,936 and 1,741,979 shares of Class A common stock issued or outstanding, excluding 18,722,475 and 18,913,021 shares of common stock subject to possible redemption, respectively.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At March 31, 2020 and December 31, 2019, there were 5,000,000 shares of Class B common stock issued and outstanding.

Holders of Class A common stock and Class B common stock will vote together as a single class on all other matters submitted to a vote of stockholders except as required by law.

FORUM MERGER II CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

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

FORUM MERGER II CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2020 and December 31, 2019, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2020	December 31, 2019
Assets:
Marketable securities held in Trust Account	1	$207,235,255	$205,314,566

NOTE 9. SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the condensed financial statements were issued. Other than as described in these financial statements, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the period ending December 31, 2019 filed with the SEC and Part II, Item 1A. Risk Factors herein. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Recent Developments

On February 7, 2020, our stockholders approved an amendment to our amended and restated certificate of incorporation to extend the period of time for which we are required to consummate a Business Combination to June 10, 2020. The number of shares of common stock presented for redemption in connection with the extension was 4,589. We paid cash in the aggregate amount of $47,175, or approximately $10.28 per share, to redeeming stockholders. We agreed to deposit $0.033 for each Public Share outstanding that was not redeemed for each of the four consecutive monthly periods of the extension, assuming the Company takes the full time through June 10, 2020 to complete a Business Combination. In February, March 2020 and April 2020, we deposited $0.033 for each Public Share outstanding that was not converted, or an aggregate of $1,979,515 into the Trust Account.

On February 10, 2020, we issued an unsecured promissory note to the Sponsor (the “Extension Note”) in the aggregate amount of $2,639,394 in order to fund the extension payments. The Extension Note is non-interest bearing and payable upon the consummation of a Business Combination. As of March 31, 2020, the outstanding balance under the Extension Note amounted to $1,199,725. In April 2020, we borrowed an additional $599,862 under the Extension Note.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through March 31, 2020 were organizational activities, including those necessary to prepare for the Initial Public Offering and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended March 31, 2020, we had net loss of $62,901, which consisted of operating costs of $732,415 offset by interest income on marketable securities held in the Trust Account of $648,166 and a benefit for income taxes of $21,348.

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

For the three months ended March 31, 2020, cash used in operating activities was $365,761. Net loss of $62,901 consisted of interest earned on marketable securities held in the Trust Account of $648,166 and a deferred tax benefit of $21,348. Changes in operating assets and liabilities provided $366,654 of cash from operating activities.

For the three months ended March 31, 2019, cash used in operating activities was $280,915, consisting primarily of net income of $701,764, offset by interest earned on marketable securities held in the Trust Account $1,170,394, an unrealized gain on marketable securities held in our Trust Account of $11,835 and a deferred tax provision of $60,237. Changes in operating assets and liabilities provided $259,787 of cash from operating activities.

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

As of March 31, 2020, we had cash of $801,672 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

On February 10, 2020, we issued the Extension Note in the aggregate amount of $2,639,394 in order to fund the extension payments. The Extension Note is non-interest bearing and payable upon the consummation of a Business Combination. As of March 31, 2020, the outstanding balance under the Extension Note amounted to $1,199,725. In April 2020, we borrowed an additional $599,862 under the Extension Note.

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

Off-balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities, other than an agreement to pay an affiliate of the Sponsor a monthly fee of $15,000 for office space, utilities and administrative support to us. We began incurring these fees on August 7, 2018 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

In addition, we have an agreement to pay the underwriters a deferred underwriting fee of $0.35 per Unit, or $7,000,000 in the aggregate. The deferred fee will be forfeited by the underwriters solely in the event that we fail to complete a Business Combination, subject to the terms of the underwriting agreement.

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

Common stock subject to possible redemption

We account for our common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed balance sheets.

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

ITEM  3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2020, we were not subject to any market or interest rate risk.  The net proceeds of our Initial Public Offering, including amounts in the Trust Account, may be invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there is no associated material exposure to interest rate risk. We have not engaged in any hedging activities since our inception. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Co-Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020. Based upon their evaluation, our Co-Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2020, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

The significant factors known to us that could materially adversely affect our business, financial condition, or operating results are described in our most recently filed annual report on Form 10-K under Forward-Looking Statements and Item 1A - Risk Factors, except for the addition of the following risk factor.

Industry and General Economic Risks

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout China and other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic”. A significant outbreak of COVID-19 and other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

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

FORUM MERGER II CORPORATION

Date: May 1, 2020	By:	/s/ Marshall Kiev
	Name:	Marshall Kiev
	Title:	Co-Chief Executive Officer, President and Director
(Principal Executive Officer)

Date: May 1, 2020	By:	/s/ David Boris
	Name:	David Boris
	Title:	Co-Chief Executive Officer, Chief Financial Officer and Director
(Principal Financial and Accounting Officer)