Form 10-Q
period 2020-06-30
Forum Merger II Corp
filed 2020-08-10
CIK 1741231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 10, 2020, there were 20,650,411 shares of Class A common stock, par value $0.0001, and 5,000,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

FORUM MERGER II CORPORATION

Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

FORUM MERGER II CORPORATION

CONDENSED CONDSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2020	2019
	(unaudited)
ASSETS
Current Assets
Cash	$86,134	$1,287,406
Prepaid expenses	31,982	3,611
Prepaid income taxes	393,313	—
Total Current Assets	511,429	1,291,017

Marketable securities held in Trust Account	207,402,252	205,314,566
TOTAL ASSETS	$207,913,681	$206,605,583

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$1,245,640	$499,625
Income taxes payable	—	631,180
Total Current Liabilities	1,245,640	1,130,805

Promissory note – related party	1,799,587	—
Deferred tax liability	—	4,571
Deferred underwriting fees	7,000,000	7,000,000
Total Liabilities	10,045,227	8,135,376

Commitments

Class A Common stock subject to possible redemption, 18,560,820 and 18,913,021 shares at redemption value as of June 30, 2020 and December 31, 2019, respectively	192,868,450	193,470,198

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 authorized; none issued and outstanding Class A Common stock, $0.0001 par value; 100,000,000 shares authorized; 2,089,591 and 1,741,979 shares issued and outstanding (excluding 18,560,820 and 18,913,021 shares subject to possible redemption) as of June 30, 2020 and December 31, 2019, respectively	209	174
Class B Common stock, $0.0001 par value; 10,000,000 shares authorized; 5,000,000 shares issued and outstanding as of June 30, 2020 and December 31, 2019	500	500
Additional paid-in capital	2,126,552	1,572,014
Retained earnings	2,872,743	3,427,321
Total Stockholders’ Equity	5,000,004	5,000,009
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$207,913,681	$206,605,583

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FORUM MERGER II CORPORATION

CONDENSED CONDSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Operating costs	$540,494	$195,814	$1,272,909	$386,750
Loss from operations	(540,494)	(195,814)	(1,272,909)	(386,750)

Other income:
Interest income	102,552	1,203,733	750,718	2,374,127
Unrealized (loss) gain on marketable securities held in Trust Account	—	(5,252)	—	6,583
Other income, net	102,552	1,198,481	750,718	2,380,710

(Loss) income before provision for income taxes	(437,942)	1,002,667	(522,191)	1,993,960
Provision for income taxes	(53,735)	(256,344)	(32,387)	(545,873)
Net (Loss) Income	$(491,677)	$746,323	$(554,578)	$1,448,087

Weighted average shares outstanding, basic and diluted (1)	6,927,936	6,679,195	6,834,958	6,677,189

Basic and diluted net loss per common stock (2)	$(0.07)	$(0.01)	$(0.17)	$(0.03)

(1)	Excludes an aggregate of up to 18,560,820 and 18,966,072 shares subject to possible redemption at June 30, 2020 and 2019, respectively.

(2)	Net loss per common share – basic and diluted excludes income attributable to shares subject to possible redemption of $0 and $846,014 for the three months ended June 30, 2020 and 2019, respectively, and $573,997 and $1,645,146 for the six months ended June 30, 2020 and 2019, respectively (see Note 2).

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FORUM MERGER II CORPORATION,

CONDENSED CONDSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

THREE AND SIX MONTHS ENDED JUNE 30, 2020

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2020	1,741,979	$174	5,000,000	$500	$1,572,014	$3,427,321	$5,000,009

Change in value of common stock subject to possible redemption	185,957	19	—	—	62,875	—	62,894

Net loss	—	—	—	—	—	(62,901)	(62,901)

Balance – March 31, 2020	1,927,936	193	5,000,000	500	1,634,889	3,364,420	5,000,002

Change in value of common stock subject to possible redemption	161,655	16	—	—	491,663	—	491,679

Net loss	—	—	—	—	—	(491,677)	(491,677)

Balance – June 30, 2020	2,089,591	$209	5,000,000	$500	$2,126,522	$2,872,743	$5,000,004

THREE AND SIX MONTHS ENDED JUNE 30, 2019

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2019	1,675,160	$168	5,000,000	$500	$3,922,180	$1,077,153	$5,000,001

Change in value of common stock subject to possible redemption	4,035	—	—	—	(701,764)	—	(701,764)

Net income	—	—	—	—	—	701,764	701,764

Balance – March 31, 2019	1,679,195	168	5,000,000	500	3,220,416	1,778,917	5,000,001

Change in value of common stock subject to possible redemption	9,733	1	—	—	(746,324)		(746,323

Net income	—	—	—	—	—	746,323	746,323

Balance – June 30, 2019	1,688,928	$169	5,000,000	$500	$2,474,092	$2,525,240	$5,000,001

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FORUM MERGER II CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2020	2019

Cash Flows from Operating Activities:
Net (loss) income	$(554,578)	$1,448,087
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(750,718)	(2,374,127)
Unrealized gain on marketable securities held in Trust Account	—	(6,583)
Deferred tax benefit	(4,571)	(61,568)
Changes in operating assets and liabilities:
Prepaid expenses	(28,371)	6,105
Prepaid income taxes	(393,313)	—
Accounts payable and accrued expenses	746,015	(65,263)
Income taxes payable	(631,180)	229,559
Net cash used in operating activities	(1,616,716)	(823,790)

Cash Flows from Investing Activities:
Investment in Trust Account	(2,639,395)	—
Cash withdrawn from Trust Account in connection with redemption	47,175	—
Cash withdrawn from Trust Account to pay franchise taxes and income taxes	1,255,252	563,619
Net cash (used in) provided by investing activities	(1,336,968)	563,619

Cash Flows from Financing Activities:
Proceeds from promissory note – related party	1,799,587	—
Redemption of common stock	(47,175)	—
Net cash provided by financing activities	1,752,412	—

Net Change in Cash	(1,201,272)	(260,171)
Cash – Beginning	1,287,406	1,762,095
Cash – Ending	$86,134	$1,501,924

Supplementary cash flow information:
Cash paid for income taxes	$1,061,451	$377,882

Non-cash investing and financing activities:
Change in value of common stock subject to possible redemption	$(554,573)	$1,448,087

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FORUM MERGER II CORPORATION

NOTES TO CONDENSED CONDSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

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

Sprout Merger Sub, Inc., a Delaware corporation, is a wholly owned subsidiary of the Company (“Merger Sub”).

All activity through June 30, 2020 relates to the Company’s formation, its initial public offering (the “Initial Public Offering”), which is described below, identifying a target company for a Business Combination and the proposed transaction with Merger Sub, Myjojo, Inc. (“Ittella Parent”) and Salvatore Galletti, in his capacity as the holder representative (the “Holder Representative”) (see Note 6).

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

Transaction costs related to the issuances described above amounted to $11,532,114, consisting of $4,000,000 of underwriting fees, $7,000,000 of deferred underwriting fees and $532,114 of other costs. In addition, at June 30, 2020, there was $86,134 of cash held outside of the Trust Account and available for working capital purposes.

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

FORUM MERGER II CORPORATION

NOTES TO CONDENSED CONDSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account ($10.13 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined below in Note 5), Private Placement Shares (as defined in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction.

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

The Company initially had until February 7, 2020 to consummate a Business Combination (the “Combination Period”). On February 7, 2020, the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation (the “Charter”) to extend the period of time for which the Company is required to consummate a Business Combination to June 10, 2020 (the “Extended Date”). The number of shares of common stock presented for redemption in connection with the extension was 4,589. The Company paid cash in the aggregate amount of $47,175, or approximately $10.28 per share, to redeeming stockholders. The Company agreed to deposit $0.033 for each Public Share outstanding that was not redeemed for each of the four consecutive monthly periods of the extension, assuming the Company takes the full time through the Extended Date to complete a Business Combination. Through June 30, 2020, the Company deposited an aggregate of $2,639,395 into the Trust Account, of which $839,808 was funded by the Company and $1,799,587 was funded by the Sponsor. The Company issued an unsecured promissory note to the Sponsor in the aggregate amount of $2,639,395 in order to fund a portion of the extension payments.

On June 8, 2020, the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation (the “Amended Charter”) to extend the date by which the Company has to consummate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses to September 30, 2020 (the “Second Extended Date”). There were no shares of common stock presented for redemption in connection with the extension.

FORUM MERGER II CORPORATION

NOTES TO CONDENSED CONDSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

If the Company is unable to complete a Business Combination by the Second Extended Date, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination by the Second Extended Date.

The Sponsor and the underwriter have agreed to waive their liquidation rights with respect to the Founder Shares and Private Placement Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting fees (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than $10.13 per share.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed consolidated or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on March 11, 2020, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2019 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The interim results for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future interim periods.

FORUM MERGER II CORPORATION

NOTES TO CONDENSED CONDSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2020 and December 31, 2019.

Marketable Securities Held in Trust Account

At June 30, 2020, substantially all of the assets held in the Trust Account were held in money market funds, which primarily invest in U.S. Treasury Bills. At December 31, 2019, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills. Through June 30, 2020, the Company withdrew an aggregate of $1,997,054 of interest income from the Trust Account to pay for its franchise and income taxes, of which $1,255,252 was withdrawn during the six months ended June 30, 2020.

FORUM MERGER II CORPORATION

NOTES TO CONDENSED CONDSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed consolidated balance sheets.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2020 and December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The effective tax rate differs from the statutory tax rate of 25% for the three and six months ended June 30, 2020 due to the non-deductibility of transactional expenses incurred in connection with the search for potential targets for a Business Combination. The effective tax rate differs from the statutory tax rate of 25% for the six months ended June 30, 2019 due to true-up adjustments from the prior year tax returns.

On March 27, 2020, President Trump signed the Coronavirus Aid, Relief, and Economic Security “CARES” Act into law. The CARES Act includes several significant business tax provisions that, among other things, would eliminate the taxable income limit for certain net operating losses (“NOL) and allow businesses to carry back NOLs arising in 2018, 2019 and 2020 to the five prior years, suspend the excess business loss rules, accelerate refunds of previously generated corporate alternative minimum tax credits, generally loosen the business interest limitation under IRC section 163(j) from 30 percent to 50 percent among other technical corrections included in the Tax Cuts and Jobs Act tax provisions. The Company does not believe that the CARES Act will have a significant impact on Company’s financial position or statement of operations.

Net Loss per Common Share

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at June 30, 2020 and 2019, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase 20,655,000 shares of Class A common stock in the calculation of diluted loss per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted loss per common share is the same as basic loss per common share for the periods presented.

FORUM MERGER II CORPORATION

NOTES TO CONDENSED CONDSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

Reconciliation of Net Loss per Common Share

The Company’s net (loss) income is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per common share is calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net (loss) income	$(491,677)	$746,323	$(554,578)	$1,448,087
Less: Income attributable to common stock subject to possible redemption	—	(846,014)	(573,997)	(1,645,146)
Adjusted net loss	$(491,677)	$(99,691)	$(1,128,575)	$(197,059)

Weighted average shares outstanding, basic and diluted	6,927,939	6,679,195	6,834,958	6,677,189

Basic and diluted net loss per common share	$(0.07)	$(0.01)	$(0.17)	$(0.03)

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed consolidated balance sheets, primarily due to their short-term nature.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

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

FORUM MERGER II CORPORATION

NOTES TO CONDENSED CONDSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

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

Administrative Services Agreement

The Company entered into an agreement with an affiliate of the Sponsor whereby, commencing on August 7, 2018 through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company agreed to pay the affiliate $15,000 per month for office space, utilities and secretarial and administrative support. For the three months ended June 30, 2020 and 2019, the Company incurred $45,000 in fees for these services. For the six months ended June 30, 2020 and 2019, the Company incurred $90,000 in fees for these services. At June 30, 2020 and December 31, 2019, fees amounting to $45,000 and $0 are included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets, respectively.

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

On February 10, 2020, the Company issued an unsecured promissory note to the Sponsor (the “Extension Note”) in the aggregate amount of $2,639,394 in order to fund the extension payments. The Extension Note is non-interest bearing and payable upon the consummation of a Business Combination. As of June 30, 2020, the outstanding balance under the Extension Note amounted to $1,799,587.

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

FORUM MERGER II CORPORATION

NOTES TO CONDENSED CONDSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

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

Merger Agreement

On June 11, 2020, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Merger Sub, Ittella Parent and Salvatore Galletti, in his capacity as the holder representative.

Pursuant to the transactions contemplated by the terms of the Merger Agreement, and subject to the satisfaction or waiver of certain conditions set forth therein, Merger Sub will merge with and into Ittella Parent (the “Merger”), with Ittella Parent surviving the merger in accordance with the Delaware General Corporation Law and as a wholly-owned subsidiary of the Company (the transactions contemplated by the Merger Agreement and the related ancillary agreements, the “Combination”).

The aggregate consideration payable at the closing of the Combination (the “Closing”) to the Ittella Parent securityholders is approximately $420 million, subject to the purchase price adjustments as set forth in the Merger Agreement (the “Closing Merger Consideration”). The Closing Merger Consideration is required to be comprised of between $50,000,000 and $75,000,000 in cash, with the remainder of the Closing Merger Consideration comprised of the Company’s common stock, valued at $10.00 per share.

An additional 5,000,000 shares of the Company’s common stock (the “Holdback Shares”) are payable after the Closing to the Ittella Parent stockholders upon satisfaction, within the first three years after the Closing, of the following conditions: (i) if the trading price of the Company’s common stock equals or exceeds $12.00 on any 20 trading days in any 30-day trading period (the “$12.00 Share Price Trigger”), then 2,500,000 Holdback Shares will be released to the Ittella Parent stockholders or (ii) if the trading price of the Company’s common stock equals or exceeds $14.00 on any 20 trading days in any 30-day trading period (each of such $14.00 trigger and the $12.00 Share Price Trigger, a “Share Price Trigger”), then 2,500,000 Holdback Shares will be released to the Ittella Parent stockholders. If a change in control occurs within the first three years after the Closing, all Holdback Shares not previously released will be released to the Ittella Parent stockholders. If the conditions to release of the Holdback Shares are not satisfied within the first three years of Closing, the Holdback Shares are forfeited.

The Sponsor has agreed that at the Closing, it will place 2,500,000 Founder Shares held by it (the “Sponsor Earnout Shares”) into escrow. The vesting, release and forfeiture terms of the Sponsor Earnout Shares are the same as the vesting, release and forfeiture terms applicable to the Holdback Shares, with 50% of the Sponsor Earnout Shares vesting at each Share Price Trigger, and all Sponsor Earnout Shares released if a change of control occurs, in each case, within the first three years after the Closing. If the conditions to the release of any Sponsor Earnout Shares are not satisfied on or prior to the date that it is finally determined that the Ittella Parent stockholders are not entitled to or eligible to receive any further Holdback Releases as defined in, and pursuant to, the Merger Agreement, the Sponsor Earnout Shares will be forfeited by the Sponsor on that date.

The Company and the Holder Representative have agreed that, at the Closing, the Company will place 100,000 shares of the Company’s common stock into an adjustment escrow account. Following the date on which the Closing Merger Consideration is finally determined, all or a portion of those shares of common stock will either be released to the Ittella Parent stockholders or released to the Company in accordance with the adjustment mechanisms set forth in Section 3.5 of the Merger Agreement.

The Merger Agreement contains customary representations, warranties and covenants by the parties thereto and the Closing is subject to certain conditions as further described in the Merger Agreement.

FORUM MERGER II CORPORATION

NOTES TO CONDENSED CONDSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2020 and December 31, 2019, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At June 30, 2020 and December 31, 2019, there were 2,089,591 and 1,741,979 shares of Class A common stock issued or outstanding, excluding 18,560,820 and 18,913,021 shares of common stock subject to possible redemption, respectively.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At June 30, 2020 and December 31, 2019, there were 5,000,000 shares of Class B common stock issued and outstanding.

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

FORUM MERGER II CORPORATION

NOTES TO CONDENSED CONDSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

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

FORUM MERGER II CORPORATION

NOTES TO CONDENSED CONDSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2020 and December 31, 2019, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2020	December 31, 2019
Assets:
Marketable securities held in Trust Account	1	$207,402,252	$205,314,566

NOTE 9. SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the condensed consolidated financial statements were issued. Other than as described in these financial statements, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

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

On February 10, 2020, we issued an unsecured promissory note to the Sponsor (the “Extension Note”) in the aggregate amount of $2,639,394 in order to fund the extension payments. The Extension Note is non-interest bearing and payable upon the consummation of a Business Combination. As of June 30, 2020, the outstanding balance under the Extension Note amounted to $1,799,587.

On June 8, 2020, our stockholders approved an amendment to the Amended Charter to extend the date by which the Company has to consummate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses to the Second Extended Date. There were no shares of common stock presented for redemption in connection with the extension.

On June 11, 2020, we entered into the Merger Agreement, pursuant to which the aggregate consideration payable at the Closing to the stockholders of Ittella Parent is approximately $420 million, subject to the purchase price adjustments as set forth in the Merger Agreement. The Closing Merger Consideration is required to be comprised of between $50 million and $75 million in cash, with the remainder of the Closing Merger Consideration comprised of the Company’s common stock, valued at $10.00 per share. See Note 6 to Item 1 above for a description of the Merger Agreement and the transactions contemplated thereby.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through June 30, 2020 were organizational activities, including those necessary to prepare for the Initial Public Offering, identifying a target company for a Business Combination and the proposed acquisition of Ittella Parent. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended June 30, 2020, we had a net loss of $491,67, which consisted of operating costs of $540,494 and a provision for income taxes of $53,735, offset by interest income on marketable securities held in the Trust Account of $102,552.

For the six months ended June 30, 2020, we had a net loss of $554,578, which consisted of operating costs of $1,272,909 and a provision for income taxes of $32,387, offset by interest income on marketable securities held in the Trust Account of $750,718.

For the three months ended June 30, 2019, we had net income of $746,323, which consisted of interest income on marketable securities held in the Trust Account of $1,203,733, offset by an unrealized loss on marketable securities held in our Trust Account of $5,252, operating costs of $195,814 and a provision for income taxes of $256,344.

For the six months ended June 30, 2019, we had net income of $1,448,087, which consisted of interest income on marketable securities held in the Trust Account of $2,374,127 and an unrealized gain on marketable securities held in our Trust Account of $6,583, offset by operating costs of $386,750 and a provision for income taxes of $545,873.

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

For the six months ended June 30, 2020, cash used in operating activities was $1,616,716. Net loss of $554,578 consisted of interest earned on marketable securities held in the Trust Account of $750,718 and a deferred tax benefit of $4,571. Changes in operating assets and liabilities used $306,849 of cash from operating activities.

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

As of June 30, 2020, we had cash of $86,134 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

On February 10, 2020, we issued the Extension Note in the aggregate amount of $2,639,394 in order to fund the extension payments. The Extension Note is non-interest bearing and payable upon the consummation of a Business Combination. As of June 30, 2020, the outstanding balance under the Extension Note amounted to $1,799,587.

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

Off-balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of the condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed consolidated balance sheets.

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

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2020, we were not subject to any market or interest rate risk.  The net proceeds of our Initial Public Offering, including amounts in the Trust Account, may be invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there is no associated material exposure to interest rate risk. We have not engaged in any hedging activities since our inception. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Co-Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020. Based upon their evaluation, our Co-Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2020, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit
2.1	Agreement and Plan of Merger, dated as of June 11, 2020, by and among Forum Merger II Corporation, Sprout Merger Sub, Inc., Myjojo, Inc., and Salvatore Galletti (incorporated by reference to Exhibit 2.1 to Forum Merger II Corporation’s Current Report on Form 8-K (File No. 001-38615) filed with the SEC on June 12, 2020).
3.1	Amendment to Amended and Restated Certificate of Incorporation of Forum Merger II Corporation (incorporated by reference to Exhibit 3.1 to Forum Merger II Corporation’s Current Report on Form 8-K (File No. 001-38615) filed with the SEC on June 8, 2020).
10.1	Form of Restrictive Covenant Agreement (incorporated by reference to Exhibit 10.1 to Forum Merger II Corporation’s Current Report on Form 8-K (File No. 001-38615) filed with the SEC on June 12, 2020).
10.2	Form of Employment Agreement (incorporated by reference to Exhibit 10.2 to Forum Merger II Corporation’s Current Report on Form 8-K (File No. 001-38615) filed with the SEC on June 12, 2020).
10.3	Sponsor Earnout Letter, dated as of June 11, 2020, by and among Forum Merger II Corporation, Forum Investors II LLC, Myjojo, Inc. and Salvatore Galletti, as the holder representative (incorporated by reference to Exhibit 10.3 to Forum Merger II Corporation’s Current Report on Form 8-K (File No. 001-38615) filed with the SEC on June 12, 2020).
10.4	Amended and Restated Registration Rights Agreement, dated as of June 11, 2020, by and among Forum Merger II Corporation, Forum Investors II LLC, Jefferies LLC, EarlyBirdCapital, Inc., UMB Capital Corporation, Salvatore Galletti, Pizzo Food, Srls and Stephanie Dieckmann (incorporated by reference to Exhibit 10.4 to Forum Merger II Corporation’s Current Report on Form 8-K (File No. 001-38615) filed with the SEC on June 12, 2020).
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORUM MERGER II CORPORATION

Date: August 10, 2020	By:	/s/ Marshall Kiev
	Name:	Marshall Kiev
	Title:	Co-Chief Executive Officer, President and Director
(Principal Executive Officer)

Date: August 10, 2020	By:	/s/ David Boris
	Name:	David Boris
	Title:	Co-Chief Executive Officer, Chief Financial Officer and Director
(Principal Financial and Accounting Officer)