Form 10-Q
period 2020-09-30
Tattooed Chef, Inc.
filed 2020-11-09
CIK 1741231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 001-38615

TATTOOED CHEF, INC.
(Exact name of registrant as specified in its charter)

Delaware	82-5457906
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6305 Alondra Blvd., Paramount, CA 90723
(Address of Principal Executive Offices, including zip code)

(562) 602-0822
(Registrant’s telephone number, including area code)

Forum Merger II Corporation 1615 South Congress Avenue, Suite 103 Delray Beach, FL 33445
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	TTCF	The Nasdaq Stock Market LLC
Warrants, each exercisable for one share of common stock	TTCFW	The Nasdaq Stock Market LLC

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
☒ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐  No ☒

As of November 9, 2020, there were 65,118,913 shares of common stock, par value $0.0001 issued and outstanding.

EXPLANATORY NOTE

On October 15, 2020 (the “Closing”), subsequent to the fiscal quarter ended September 30, 2020, the fiscal quarter to which this Quarterly Report on Form 10-Q (this “Report”) relates, Forum Merger II Corporation, a Delaware corporation (“Forum”), consummated the previously announced business combination with Myjojo, Inc., a Delaware corporation (“Ittella Parent”), pursuant to an Agreement and Plan of Merger dated June 11, 2020 (as amended, the “Merger Agreement”), by and among Forum, Sprout Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Forum (“Merger Sub”), Ittella Parent, and Salvatore Galletti, in his capacity as the holder representative (the “Holder Representative). The transactions contemplated by the Merger Agreement are referred to herein as the “Business Combination.”

Upon the consummation of the Business Combination, Merger Sub merged with and into Ittella Parent (the “Merger”), with Ittella Parent surviving the merger in accordance with the Delaware General Corporation Law and as a wholly-owned subsidiary of Forum. In connection with the Closing of the Business Combination, Forum changed its name from Forum Merger II Corporation to Tattooed Chef, Inc. (“Tattooed Chef”).

Unless stated otherwise, this report contains information about Forum before the Business Combination. This Report covers a period prior to the closing of the Business Combination. As a result, references in this report to “we,” “us,” “our,” or the “Company” refer to the registrant prior to the closing of the Business Combination, unless the context requires otherwise.

Except as otherwise expressly provided herein, the information in this Report does not reflect the consummation of the Business Combination, which, as discussed above, occurred subsequent to the period covered hereunder.

TATTOOED CHEF, INC.

(f/k/a FORUM MERGER II CORPORATION)

Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

TATTOOED CHEF, INC.

(f/k/a FORUM MERGER II CORPORATION)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2020	2019
	(unaudited)
ASSETS
Current Assets
Cash	$37,220	$1,287,406
Prepaid expenses	21,320	3,611
Prepaid income taxes	430,271	—
Total Current Assets	488,811	1,291,017

Deferred tax asset	8,377	—
Marketable securities held in Trust Account	207,415,640	205,314,566
TOTAL ASSETS	$207,912,828	$206,605,583

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$9,166,765	$499,625
Income taxes payable	—	631,180
Total Current Liabilities	9,166,765	1,130,805

Promissory note – related party	1,799,587	—
Deferred tax liability	—	4,571
Deferred underwriting fees	7,000,000	7,000,000
Total Liabilities	17,966,352	8,135,376

Commitments

Class A Common stock subject to possible redemption, 17,798,414 and 18,913,021 shares at redemption value as of September 30, 2020 and December 31, 2019, respectively	184,946,475	193,470,198

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 authorized; none issued and outstanding
Class A Common stock, $0.0001 par value; 100,000,000 shares authorized; 2,851,997 and 1,741,979 shares issued and outstanding (excluding 17,798,414 and 18,913,021 shares subject to possible redemption) as of September 30, 2020 and December 31, 2019, respectively	285	174
Class B Common stock, $0.0001 par value; 10,000,000 shares authorized; 5,000,000 shares issued and outstanding as of September 30, 2020 and December 31, 2019	500	500
Additional paid-in capital	10,048,451	1,572,014
(Accumulated deficit) Retained earnings	(5,049,235)	3,427,321
Total Stockholders’ Equity	5,000,001	5,000,009
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$207,912,828	$206,605,583

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TATTOOED CHEF, INC.

(f/k/a FORUM MERGER II CORPORATION)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Operating costs	$8,020,701	$191,802	$9,293,610	$578,552
Loss from operations	(8,020,701)	(191,802)	(9,293,610)	(578,552)

Other income:
Interest income	53,388	1,065,919	804,106	3,440,046
Unrealized gain on marketable securities held in Trust Account	—	22,614	—	29,197
Other income	53,388	1,088,533	804,106	3,469,243

(Loss) income before provision for income taxes	(7,967,313)	896,731	(8,489,504)	2,890,691
Benefit from (provision for) income taxes	45,335	(227,387)	12,948	(773,260)
Net (Loss) Income	$(7,921,978)	$669,344	$(8,476,556)	$2,117,431

Weighted average shares outstanding, basic and diluted (1)	7,089,591	6,688,928	6,920,455	6,681,145

Basic and diluted net loss per common stock (2)	$(1.12)	$(0.01)	$(1.31)	$(0.04)

(1)	Excludes an aggregate of up to 17,798,414 and 18,947,461 shares subject to possible redemption at September 30, 2020 and 2019, respectively.

(2)	Net loss per common share – basic and diluted excludes income attributable to shares subject to possible redemption of $3,016 and $768,480 for the three months ended September 30, 2020 and 2019, respectively, and $593,745 and $2,412,064 for the nine months ended September 30, 2020 and 2019, respectively (see Note 2).

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TATTOOED CHEF, INC.

(f/k/a FORUM MERGER II CORPORATION)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2020	1,741,979	$174	5,000,000	$500	$1,572,014	$3,427,321	$5,000,009

Change in value of common stock subject to possible redemption	185,957	19	—	—	62,875	—	62,894

Net loss	—	—	—	—	—	(62,901)	(62,901)
Balance – March 31, 2020	1,927,936	193	5,000,000	500	1,634,889	3,364,420	5,000,002

Change in value of common stock subject to possible redemption	161,655	16	—	—	491,663	—	491,679

Net loss	—	—	—	—	—	(491,677)	(491,677)
Balance – June 30, 2020	2,089,591	209	5,000,000	500	2,126,522	2,872,743	5,000,004

Change in value of common stock subject to possible redemption	762,406	76	—	—	7,921,899	—	7,921,975

Net loss	—	—	—	—	—	(7,921,978)	(7,921,978)
Balance – September 30, 2020	2,851,997	$285	5,000,000	$500	$10,048,451	$(5,049,235)	$5,000,001

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2019	1,675,160	$168	5,000,000	$500	$3,922,180	$1,077,153	$5,000,001

Change in value of common stock subject to possible redemption	4,035	—	—	—	(701,764)	—	(701,764)

Net income	—	—	—	—	—	701,764	701,764
Balance – March 31, 2019	1,679,195	168	5,000,000	500	3,220,416	1,778,917	5,000,001

Change in value of common stock subject to possible redemption	9,733	1	—	—	(746,324)		(746,323)

Net income	—	—	—	—	—	746,323	746,323
Balance – June 30, 2019	1,688,928	$169	5,000,000	$500	$2,474,092	$2,525,240	$5,000,001

Change in value of common stock subject to possible redemption	18,611	2	—	—	(669,338)	—	(669,336)

Net income	—	—	—	—	—	669,344	669,344
Balance – September 30, 2019	1,707,539	$171	5,000,000	$500	$1,804,754	$3,194,584	$5,000,009

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TATTOOED CHEF, INC.

(f/k/a FORUM MERGER II CORPORATION)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2020	2019

Cash Flows from Operating Activities:
Net (loss) income	$(8,476,556)	$2,117,431
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(804,106)	(3,440,046)
Unrealized gain on marketable securities held in Trust Account	—	(29,197)
Deferred tax benefit	(12,948)	(55,838)
Changes in operating assets and liabilities:
Prepaid expenses	(17,709)	24,943
Prepaid income taxes	(430,271)	—
Accounts payable and accrued expenses	8,667,140	(50,075)
Income taxes payable	(631,180)	388,635
Net cash used in operating activities	(1,705,630)	(1,044,147)

Cash Flows from Investing Activities:
Investment in Trust Account	(2,639,395)	—
Cash withdrawn from Trust Account in connection with redemption	47,175	—
Cash withdrawn from Trust Account to pay franchise taxes and income taxes	1,295,252	563,619
Net cash (used in) provided by investing activities	(1,296,968)	563,619

Cash Flows from Financing Activities:
Proceeds from promissory note – related party	1,799,587	—
Redemption of common stock	(47,175)	—
Net cash provided by financing activities	1,752,412	—

Net Change in Cash	(1,250,186)	(480,528)
Cash – Beginning	1,287,406	1,762,095
Cash – Ending	$37,220	$1,281,567

Supplementary cash flow information:
Cash paid for income taxes	$1,061,451	$440,463

Non-cash investing and financing activities:
Change in value of common stock subject to possible redemption	$(8,476,548)	$2,117,423

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TATTOOED CHEF, INC.

(f/k/a FORUM MERGER II CORPORATION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Tattooed Chef, Inc., formerly known as Forum Merger II Corporation (the “Company”), was incorporated in Delaware on May 4, 2018. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

Business Combination

On October 15, 2020 (the “Closing”), the Company consummated the previously announced business combination with Myjojo, Inc., a Delaware corporation (“Ittella Parent”), pursuant to an Agreement and Plan of Merger dated June 11, 2020 (as amended, the “Merger Agreement”), by and among the Company, Sprout Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub”), Ittella Parent, and Salvatore Galletti, in his capacity as the holder representative (the “Holder Representative). The transactions contemplated by the Merger Agreement are referred to herein as the “Business Combination.”

Upon the consummation of the Business Combination, Merger Sub merged with and into Ittella Parent (the “Merger”), with Ittella Parent surviving the merger in accordance with the Delaware General Corporation Law and as a wholly-owned subsidiary of the Company. In connection with the Closing of the Business Combination, the Company changed its name from Forum Merger II Corporation to Tattooed Chef, Inc. (“Tattooed Chef”).

The aggregate consideration paid at the Closing to the Ittella Parent securityholders was approximately $420,000,000, subject to the purchase price adjustments as set forth in the Merger Agreement (the “Closing Merger Consideration”).

In connection with the Closing, the Company withdrew $18,952 of funds from the Trust Account (defined below) to fund participant share redemptions.

Business Prior to the Business Combination

Prior to the Business Combination, the Company’s only subsidiary was Sprout Merger Sub, Inc.

All activity through September 30, 2020 related to the Company’s formation, its initial public offering (the “Initial Public Offering”), which is described below, identifying a target company for an initial business combination and consummating the acquisition of Ittella Parent (see Note 6).

The registration statement for the Company’s Initial Public Offering was declared effective on August 2, 2018. On August 7, 2018, the Company consummated the Initial Public Offering of 20,000,000 units (“Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), generating total gross proceeds of $200,000,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 655,000 units (the “Private Placement Units”) at a price of $10.00 per unit in a private placement to the Sponsor and the underwriters, generating total gross proceeds of $6,550,000, which is described in Note 4.

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

TATTOOED CHEF, INC.

(f/k/a FORUM MERGER II CORPORATION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on March 11, 2020, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2019 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The interim results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future interim periods.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2020 and December 31, 2019.

TATTOOED CHEF, INC.

(f/k/a FORUM MERGER II CORPORATION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

Marketable Securities Held in Trust Account

At September 30, 2020, substantially all of the assets held in the Trust Account were held in money market funds, which primarily invest in U.S. Treasury Bills. At December 31, 2019, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills. Through September 30, 2020, the Company withdrew an aggregate of $2,037,054 of interest income from the Trust Account to pay for its franchise and income taxes, of which $1,295,252 was withdrawn during the nine months ended September 30, 2020.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2020 and December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The effective tax rate differs from the statutory tax rate of 25% for the three and nine months ended September 30, 2020 due to the non-deductibility of transactional expenses incurred in connection with the search for potential targets for an initial business combination. The effective tax rate differs from the statutory tax rate of 25% for the nine months ended September 30, 2019 due to true-up adjustments from the prior year tax returns.

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

Net Loss per Common Share

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at September 30, 2020 and 2019, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase 20,655,000 shares of Class A common stock in the calculation of diluted loss per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted loss per common share is the same as basic loss per common share for the periods presented.

TATTOOED CHEF, INC.

(f/k/a FORUM MERGER II CORPORATION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

Reconciliation of Net Loss per Common Share

The Company’s net (loss) income is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per common share is calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net (loss) income	$(7,921,978)	$669,344	$(8,476,556)	$2,117,431
Less: Income attributable to common stock subject to possible redemption	(3,016)	(768,480)	(593,745)	(2,412,064)
Adjusted net loss	$(7,924,994)	$(99,136)	$(9,070,301)	$(294,633)

Weighted average shares outstanding, basic and diluted	7,089,591	6,688,928	6,920,455	6,681,145

Basic and diluted net loss per common share	$(1.12)	$(0.01)	$(1.31)	$(0.04)

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position and results of its operations, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

TATTOOED CHEF, INC.

(f/k/a FORUM MERGER II CORPORATION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

The Founder Shares automatically converted into common stock upon the consummation of the Business Combination on a one-for-one basis, as described in Note 7.

The Sponsor agreed, subject to certain limited exceptions, not to transfer, assign or sell any of its Founder Shares until the earlier to occur of: (A) one year after the completion of an initial business combination or (B) subsequent to an initial business combination, (x) if the last sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after an initial business combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property. Pursuant to the Amended and Restated Registration Rights Agreement (the “Amended and Restated Registration Rights Agreement”) with the Sponsor, Jefferies LLC, EarlyBirdCapital, Inc., UMB Capital Corporation, Salvatore Galletti, Pizzo Food Srls and Stephanie Dieckmann (the “Investors”), the Sponsor agreed that it will not transfer (i) 1,250,000 Founder Shares held by it prior to six months after the Closing and (ii) 3,750,000 Founder Shares held by it prior to the earlier of (x) 12 months after the Closing, (y) the date on which the last sales price of common stock exceeds $12.00, subject to adjustment as provided therein and (z) the date on which the Company completes a transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property. In addition, the holders of shares of common stock received as consideration in the Business Combination agreed not to transfer any of such shares held by them prior to six months after the Closing (see Note 6).

Administrative Services Agreement

The Company entered into an agreement with an affiliate of the Sponsor whereby, commencing on August 7, 2018 through the earlier of the Company’s consummation of an initial business combination and its liquidation, the Company agreed to pay the affiliate $15,000 per month for office space, utilities and secretarial and administrative support. For the three months ended September 30, 2020 and 2019, the Company incurred $45,000 in fees for these services. For the nine months ended September 30, 2020 and 2019, the Company incurred $135,000 in fees for these services. At September 30, 2020 and December 31, 2019, fees amounting to $81,907 and $0 are included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets, respectively. The Company ceased paying these monthly fees upon the Closing.

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

On February 10, 2020, the Company issued an unsecured promissory note to the Sponsor (the “Extension Note”) in the aggregate amount of $2,639,394 in order to fund the extension payments. The Extension Note is non-interest bearing and payable upon the consummation of an initial business combination. As of September 30, 2020, the outstanding balance under the Extension Note amounted to $1,799,587. The Extension Note was repaid at Closing from cash released from the Trust Account.

TATTOOED CHEF, INC.

(f/k/a FORUM MERGER II CORPORATION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

NOTE 6. COMMITMENTS

Registration Rights

Pursuant to a registration rights agreement entered into on August 7, 2018, the holders of the Founder Shares (and any shares of Class A common stock issuable upon conversion of the Founder Shares), Private Placement Units, Private Placement Shares, Private Placement Warrants (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants), and securities that may be issued upon conversion of funds loaned to the Company by the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors in order to finance transaction costs in connection with an initial business combination (“Working Capital Loans”) are entitled to registration rights requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to Class A common stock). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of an initial business combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

At the Closing, the Company entered into the Amended and Restated Registration Rights Agreement with the Investors, which, among other things, amends and restates the registration rights agreement entered into by and among the Company, the Company’s initial directors and officers, the Sponsor, Jefferies LLC and EarlyBirdCapital, Inc. at the time of the Company’s Initial Public Offering. Pursuant to the terms of the Amended and Restated Registration Rights Agreement, among other things, the Company is obligated to file, not later than 120 days after the Closing, a registration statement covering the shares of common stock issued or issuable to the Investors. Pursuant to the Amended and Restated Registration Rights Agreement, the Sponsor agreed that it will not transfer (i) 1,250,000 Founder Shares held by it prior to six months after the Closing and (ii) 3,750,000 Founder Shares held by it prior to the earlier of (x) 12 months after the Closing, (y) the date on which the last sales price of common stock exceeds $12.00, subject to adjustment as provided therein and (z) the date on which the Company completes a transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property. In addition, the holders of shares of common stock received as consideration in the Business Combination agreed not to transfer any of such shares held by them prior to six months after the Closing.

Underwriting Agreement

The underwriters were paid a cash underwriting fee of $4,000,000. In addition, the underwriters were entitled to a deferred underwriting fee of $0.35 per Unit, or $7,000,000 in the aggregate. The deferred fee was paid in cash upon the closing of the Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.

Merger Agreement

The aggregate consideration paid at the closing of the Combination to the Ittella Parent securityholders was approximately $420 million, subject to the purchase price adjustments as set forth in the Merger Agreement (the “Closing Merger Consideration”). The Closing Merger Consideration was required to be comprised of a cash amount between $50,000,000 and $75,000,000, with the remainder of the Closing Merger Consideration comprised of the Company’s common stock, valued at $10.00 per share.

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

The Sponsor, at the Closing, placed 2,500,000 Founder Shares held by it (the “Sponsor Earnout Shares”) into escrow. The vesting, release and forfeiture terms of the Sponsor Earnout Shares are the same as the vesting, release and forfeiture terms applicable to the Holdback Shares, with 50% of the Sponsor Earnout Shares vesting at each Share Price Trigger, and all Sponsor Earnout Shares released if a change of control occurs, in each case, within the first three years after the Closing. If the conditions to the release of any Sponsor Earnout Shares are not satisfied on or prior to the date that it is finally determined that the Ittella Parent stockholders are not entitled to or eligible to receive any further Holdback Releases as defined in, and pursuant to, the Merger Agreement, the Sponsor Earnout Shares will be forfeited by the Sponsor on that date.

The Company, at the Closing, placed 100,000 shares of the Company’s common stock into an adjustment escrow account. All or a portion of those shares of common stock will either be released to the Ittella Parent stockholders or released to the Company in accordance with the adjustment mechanisms set forth in Section 3.5 of the Merger Agreement.

On October 15, 2020, the Company held a special meeting of its stockholders at which the Company’s stockholders approved the Business Combination, among other things.

TATTOOED CHEF, INC.

(f/k/a FORUM MERGER II CORPORATION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — Forum is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by Forum’s board of directors. At September 30, 2020 and December 31, 2019, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — Forum is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At September 30, 2020 and December 31, 2019, there were 2,851,997 and 1,741,979 shares of Class A common stock issued or outstanding, excluding 17,798,414 and 18,913,021 shares of common stock subject to possible redemption, respectively.

Class B Common Stock — Forum is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At September 30, 2020 and December 31, 2019, there were 5,000,000 shares of Class B common stock issued and outstanding.

Holders of Class A common stock and Class B common stock will vote together as a single class on all other matters submitted to a vote of stockholders except as required by law.

The shares of Class B common stock automatically converted into shares of Class A common stock at the time of the Business Combination on a one-for-one basis.

Warrants — The Public Warrants will become exercisable on the later of (a) 30 days after the completion of an initial business combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available. The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of an initial business combination, the Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the shares of Class A common stock issuable upon exercise of the Public Warrants. The Company will use its best efforts to cause the same to become effective and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of the Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, the Company will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. The Public Warrants will expire five years after the completion of an initial business combination or earlier upon redemption or liquidation.

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

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of an initial business combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

TATTOOED CHEF, INC.

(f/k/a FORUM MERGER II CORPORATION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2020 and December 31, 2019, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2020	December 31, 2019
Assets:
Marketable securities held in Trust Account	1	$207,415,640	$205,314,566

On October 15, 2020, in connection with the Business Combination, the Company liquidated the Trust Account to fund the Business Combination and related expenses (see Note 9).

NOTE 9. SUBSEQUENT EVENTS

As described in Note 1, the Company completed the Business Combination on October 15, 2020. In connection with the closing of the Business Combination, the Company paid the deferred underwriting fee of $7,000,000 to the underwriters of the Initial Public Offering and paid $18,952 to redeeming stockholders.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) covers a period prior to the closing of the Business Combination (defined below). As a result, references in this report to “we,” “us,” “our,” or the “Company” refer to the registrant prior to the closing of the Business Combination, unless the context requires otherwise. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report (the “Financial Statements”). Capitalized terms used but not otherwise defined herein have the meaning set forth in the Financial Statements. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Overview

We are a former blank check company incorporated on May 4, 2018 under the name Forum Merger II Corporation as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We completed our Initial Public Offering on August 7, 2018 and completed the Business Combination on October 15, 2020.

Recent Developments

On October 15, 2020 (the “Closing”), the Company consummated the previously announced business combination with Myjojo, Inc., a Delaware corporation (“Ittella Parent”), pursuant to an Agreement and Plan of Merger dated June 11, 2020 (as amended, the “Merger Agreement”), by and among the Company, Sprout Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub”), Ittella Parent, and Salvatore Galletti, in his capacity as the holder representative (the “Holder Representative). The transactions contemplated by the Merger Agreement are referred to herein as the “Business Combination.”

Upon the consummation of the Business Combination, Merger Sub merged with and into Ittella Parent (the “Merger”), with Ittella Parent surviving the merger in accordance with the Delaware General Corporation Law and as a wholly-owned subsidiary of the Company. In connection with the Closing of the transactions, the Company changed its name from Forum Merger II Corporation to Tattooed Chef, Inc. (“Tattooed Chef”).

Results of Operations

Our only activities through September 30, 2020 were organizational activities, including those necessary to prepare for the Initial Public Offering, identifying a target company for an initial business combination and consummating the acquisition of Ittella Parent. We generated non-operating income in the form of interest income on marketable securities. We incurred expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing the Business Combination.

For the three months ended September 30, 2020, we had a net loss of $7,921,978, which consisted of operating costs of $8,020,701, offset by interest income on marketable securities held in the Trust Account of $53,388 and income tax benefit of $45,335.

For the nine months ended September 30, 2020, we had a net loss of $8,476,556, which consisted of operating costs of $9,293,610, offset by interest income on marketable securities held in the Trust Account of $804,106 and income tax benefit of $12,948.

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

Liquidity and Capital Resources

As of September 30, 2020, we had cash held in the Trust Account of $207,415,640 (including approximately $4,822,135 of interest income). Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2020, we withdrew an aggregate of $2,037,054 of interest income from the Trust Account to pay for our franchise and income taxes, of which $1,295,252 was withdrawn during the nine months ended September 30, 2020.

For the nine months ended September 30, 2020 cash used in operating activities was $1,705,630. Loss from operations of $9,293,610 was partially offset by changes in operating assets and liabilities of $7,587,980. The positive change in assets and liabilities was primarily a result of an increase in accounts payable and accrued liabilities of $8,667,140, offset by income taxes payable of $631,180, prepaid income taxes of $430,271 and prepaid expenses of $17,709.

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

We used substantially all of the funds held in the Trust Account to complete the Business Combination. Funds held in the Trust Account were also used to fund the redemption of 1,827 shares of common stock..

As of September 30, 2020, we had cash of $37,220 held outside the Trust Account. We used the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial business combination.

On February 10, 2020, we issued the Extension Note in the aggregate amount of $2,639,394 in order to fund the extension payments. The Extension Note is non-interest bearing and payable upon the consummation of an initial business combination. As of September 30, 2020, the outstanding balance under the Extension Note amounted to $1,799,587. The Extension Note was repaid at Closing from cash released from the Trust Account.

Off-balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities, other than an agreement to pay an affiliate of the Sponsor a monthly fee of $15,000 for office space, utilities and administrative support to us. We began incurring these fees on August 7, 2018 and will continue to incur these fees monthly until the earlier of the completion of an initial business combination and our liquidation. The administrative services agreement terminated upon the Closing of the Business Combination.

In addition, we had an agreement to pay the underwriters a deferred underwriting fee of $0.35 per Unit, or $7,000,000 in the aggregate.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2020, we were not subject to any market or interest rate risk.  The net proceeds of our Initial Public Offering, including amounts in the Trust Account, may be invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there is no associated material exposure to interest rate risk. We have not engaged in any hedging activities since our inception. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Co-Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020. Based upon their evaluation, our Co-Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2020, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

The significant factors known to us that could materially adversely affect our business, financial condition, or operating results are described in our most recently filed annual report on Form 10-K (our “Annual Report”) under Forward-Looking Statements and Item 1A - Risk Factors, or our Definitive Proxy Statement on Schedule 14A relating to the Business Combination, filed with the SEC on October 1, 2020 (the “Definitive Proxy Statement”).

Other than the risk factors disclosed in our Definitive Proxy Statement, there have been no material changes to the risk factors disclosed in our Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit
2.1	First Amendment to the Merger Agreement, dated August 10, 2020, by and among Forum Merger II Corporation, Sprout Merger Sub, Inc., Myjojo, Inc. and Salvatore Galletti, in his capacity as the holder representative (incorporated by reference to Exhibit 2.1 to Forum Merger II Corporation’s Current Report on Form 8-K (File No. 001-38615) filed with the SEC on August 11, 2020).
3.1	Amended and Restated Certificate of Incorporation of Tattooed Chef, Inc. (incorporated by reference to Exhibit 3.1 to Tattooed Chef, Inc.’s Registration Statement on Form 8-A12B/A (File No. 001-38615) filed with the SEC on October 15, 2020).
3.2	Amended and Restated Bylaws of Tattooed Chef, Inc. (incorporated by reference to Exhibit 3.2 to Tattooed Chef, Inc.’s Registration Statement on Form 8-A12B/A (File No. 001-38615) filed with the SEC on October 15, 2020).
10.1	Employment Agreement with Salvatore Galletti (incorporated by reference to Exhibit 10.3 to Tattooed Chef, Inc.’s Current Report on Form 8-K (File No. 001-38615) filed with the SEC on October 21, 2020).
10.2	Employment Agreement with Giuseppe Bardari (incorporated by reference to Exhibit 10.4 to Tattooed Chef, Inc.’s Current Report on Form 8-K (File No. 001-38615) filed with the SEC on October 21, 2020).
10.3	Employment Agreement with Sarah Galletti (incorporated by reference to Exhibit 10.5 to Tattooed Chef, Inc.’s Current Report on Form 8-K (File No. 001-38615) filed with the SEC on October 21, 2020).
10.4	Employment Agreement with Stephanie Dieckmann (incorporated by reference to Exhibit 10.6 to Tattooed Chef, Inc.’s Current Report on Form 8-K (File No. 001-38615) filed with the SEC on October 21, 2020).
10.5	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.7 to Tattooed Chef, Inc.’s Current Report on Form 8-K (File No. 001-38615) filed with the SEC on October 21, 2020).
10.6	2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to Tattooed Chef, Inc.’s Current Report on Form 8-K (File No. 001-38615) filed with the SEC on October 21, 2020).
10.7	Escrow Agreement (Holder Representative), dated as of October 15, 2020 by and between Forum, Salvatore Galletti, and Citibank, N.A. (incorporated by reference to Exhibit 10.3 to Tattooed Chef, Inc.’s Registration Statement on Form 8-A12B/A (File No. 001-38615) filed with the SEC on October 15, 2020).
10.8	Escrow Agreement (Sponsor), dated as of October 15, 2020 by and between Forum, Salvatore Galletti, and Citibank, N.A. (incorporated by reference to Exhibit 10.4 to Tattooed Chef, Inc.’s Registration Statement on Form 8-A12B/A (File No. 001-38615) filed with the SEC on October 15, 2020).
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TATTOOED CHEF, INC.

Date: November 9, 2020	By:	/s/ Salvatore Galletti
	Name:	Salvatore Galletti
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2020	By:	/s/ Charles Cargile
	Name:	Charles Cargile
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)