Form 10-K
period 2020-12-31
Tattooed Chef, Inc.
filed 2021-03-19
CIK 1741231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to

Commission File Number: 001-38615

TATTOOED CHEF, INC.
(Exact name of registrant as specified in its charter)

Delaware	82-5457906
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6305 Alondra Boulevard, Paramount, California	90723
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	TTCF	The Nasdaq Stock Market LLC

Securities registered pursuant to section 12(g) of the Act:

None
(Title of Class)

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates, computed by reference to the closing sales price of $16.45 reported on The Nasdaq Capital Market, was approximately $329 million.

As of March 17, 2021, there were 81,384,983 shares of the registrant’s common stock, $0.0001 par value per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its annual meeting of stockholders to be held in 2021 (the “2021 Annual Meeting”), to be filed with the Securities and Exchange Commission (the “SEC”) within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates, are incorporated herein by reference where indicated. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, such proxy statement is not deemed to be filed as part hereof.

PART I

Each of the terms the “Company,” “Tattooed Chef,” “we,” “our,” “us” and similar terms used herein refer collectively to Tattooed Chef, Inc., a Delaware corporation, and its consolidated subsidiaries, unless otherwise stated.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements (including within the meaning of the Private Securities Litigation Reform Act of 1995) concerning us and other matters. These statements may discuss goals, intentions and expectations as to future plans, trends, events, results of operations or financial condition, or otherwise, based on current beliefs of management, as well as assumptions made by, and information currently available to, management. Forward-looking statements may be accompanied by words such as “achieve,” “aim,” “anticipate,” “believe,” “can,” “continue,” “could,” “drive,” “estimate,” “expect,” “forecast,” “future,” “grow,” “improve,” “increase,” “intend,” “may,” “outlook,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would” or similar words, phrases or expressions. These forward-looking statements are subject to various risks and uncertainties, many of which are outside our control. Therefore, you should not place undue reliance on such statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, the following:

●	our ability to maintain the listing of our common stock on Nasdaq;

●	our ability to raise financing in the future;

●	our ability to acquire and integrate new operations successfully;

●

market conditions and global and economic factors beyond our control, including the potential adverse effects of the ongoing global coronavirus (COVID-19) pandemic on capital markets, climate change, general economic conditions, unemployment and our liquidity, operations and personnel;

●	our ability to obtain raw materials on a timely basis or in quantities sufficient to meet the demand for our products;

●	our ability to grow our customer base;

●	our ability to forecast and maintain an adequate rate of revenue growth and appropriately plan its expenses;

●	our expectations regarding future expenditures;

●	our ability to attract and retain qualified employees and key personnel;

●	our ability to retain relationship with third party suppliers;

●	our ability to compete effectively in the competitive packaged food industry;

●	our ability to protect and enhance our corporate reputation and brand;

●	the impact of future regulatory, judicial, and legislative changes on our industry;

●	our ability to address other factors detailed herein under the section entitled “Risk Factors”.

Additional factors that may cause actual results to differ materially from current expectations include, among other things, those set forth in Part I, Item 1A. “Risk Factors” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations below” and for the reasons described elsewhere in this Annual Report on Form 10-K. Although we believe that the expectations reflected in the forward-looking statements are reasonable, our information may be incomplete or limited, and we cannot guarantee future results. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

Item 1. Business.

We were initially formed on May 4, 2018 for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. On August 7, 2018, we consummated our initial public offering. From the time of our formation to the time of the consummation of the Business Combination (defined below), our name was “Forum Merger II Corporation” (also referred to as “Forum”). On October 15, 2020, we acquired all the equity of Myjojo, Inc., a Delaware corporation (“Ittella Parent”) pursuant to an Agreement and Plan of Merger, dated June 11, 2020, as amended on August 10, 2020 with Sprout Merger Sub, Inc., a Delaware corporation and our wholly owned subsidiary, Ittella Parent, and Salvatore Galletti, in his capacity as the holder representative. The business combination between Ittella Parent and Forum is referred to as the “Business Combination”. Effective upon the closing of the Business Combination, we changed our name to Tattooed Chef, Inc.

Overview

We are a rapidly growing plant-based food company offering a broad portfolio of innovative frozen foods. We supply plant-based products to leading retailers in the United States, with signature products such as ready-to-cook bowls, zucchini spirals, riced cauliflower, acai and smoothie bowls, and cauliflower crust pizza. Our products are available both in private label and our “Tattooed Chef™” brand in the frozen food section of retail food stores. According to IBIS World, the expected market size, measured by revenue, of the global frozen food production industry in 2021 is $36.3 billion.

We believe our innovative food offerings converge with consumer trends and demands for great-tasting, wholesome, plant-based foods made from sustainably sourced ingredients, including preferences for flexitarian, vegetarian, vegan, organic, and gluten-free lifestyles. Various industry studies indicate that consumers want healthier and more convenient food options. As of February 28, 2021, our products were sold in approximately 4,300 retail outlets in the United States. Our brand strategy is to introduce the attributes of a plant-based lifestyle to build a connection with a broad array of consumers that are seeking delicious, sustainably sourced, plant-based foods. Our diverse offering of plant-based meals includes certified organic, non-GMO, certified Kosher, gluten-free, as well as plant protein elements that we believe provide health-conscious consumers an affordable, great tasting, clean label food option.

To capture this significant market opportunity, we focus on manufacturing, product innovation and distinctive flavor profiles that appeal to a broad range of consumers. We create and develop new products to address emerging market demands and food trends for healthy, plant-based foods. We also seek to create what we believe are unique meals and snacks by taking regular or “plain” versions of our products and integrating spices and flavors. We believe that our track record of delivering innovative food concepts in both branded and private label has strengthened and expanded relationships with our existing customers and as well as attracting new customers. As of February 28, 2021, we had approximately 150 plant-based food concepts and recipes under development and testing.

We are led by our President and CEO, Salvatore “Sam” Galletti, who has over 35 years of experience in the food industry as both a manager and an investor, and Sarah Galletti, our Creative Director and the creator of the Tattooed Chef brand, who was instrumental in changing our focus to plant-based food products in 2017.

We continue to experience strong revenue growth over prior periods. Revenue increased to $148.5 million in the twelve-month period ended December 31, 2020 (“Fiscal 2020”) as compared to $84.9 million in twelve-month period ended December 31, 2019 (“Fiscal 2019”), representing a year over year growth rate of 74.9%. We generated net income of $68.7 million in Fiscal 2020, as compared to $5.6 million in Fiscal 2019. We generated Adjusted EBITDA of $9.6 million in Fiscal 2020 as compared to $6.9 million in Fiscal 2019. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion on this non-GAAP measure and a reconciliation to net income, the most closely comparable GAAP measure.

Our Market Opportunity

We operate in the large global food industry. Sales of plant-based food are expected to be $74.2 billion by 2027 according to Meticulous Research. Annual sales in the United States of plant-based alternatives have exceeded $5.0 billion and we believe will continue to grow. Data from the Plant Based Foods Association indicates that the growth of United States retail sales of plant-based foods has outpaced the growth of total food sales during the pandemic. According to Nielsen Homescan, in the eleven weeks ended May 16, 2020, sales of frozen food products totaled approximately $15.5 billion. Pizza and complete meals accounted for over 34% of total frozen food sales in the eleven weeks ended April 12, 2020, respectively, comprising two of the largest food categories within frozen foods. According to American Frozen Food Institute and Food Marketing Institute, sales in the frozen food categories have grown at approximately 1.7% annually since 2016, which is faster than “center-of-store” (i.e., excluding produce, frozen and refrigerated foods) categories. The growth of the plant-based food industry is further exemplified by the investments made in this industry. According to The Good Food Institute, more than $747 million were invested in plant-based meat, dairy and egg companies in 2019.

Further, we believe that our products are well-positioned to benefit from the growth in frozen food sales and in particular, plant-based food sales. As a group, the categories in which we compete such as pizza, complete meals, vegetables, fruits, and grains comprise approximately 50% of all frozen food categories. Other frozen food sectors where we do not currently compete, such as desserts (which represents approximately 22% of all frozen food categories), present additional growth opportunities for us.

Our Competitive Strengths

Brand Mission Aligned with Consumer Trends

We believe that our products align with current major food trends, with our broad portfolio of plant-based food products meeting the demands of consumers who seek to follow a natural and “cleaner-label” diet. Moreover, most of our products are certified organic, non-GMO, and gluten-free, which we believe will broaden our appeal to those consumers and to those who wish to follow a vegetarian or vegan diet.

We believe that our “Tattooed Chef” brand launched in 2017 will continue to grow by appealing to younger consumers seeking food products that are sustainable and ethically sourced, wholesome, and delicious. Revenue attributed to the Tattooed Chef brand has grown from $18.3 million in Fiscal 2019 to $84.6 million in Fiscal 2020. We currently sell ready-to-cook bowls, zucchini spirals, riced cauliflower, acai and smoothie bowls, cauliflower crust pizza and plant-based burgers under Tattooed Chef. The brand’s tagline, “Serving Plant-Based Foods to People Who Give a Crop”, aims to convey the brand’s mission to deliver plant-based foods to consumers who care about sustainable and ethically sourced foods.

Track Record of Innovation

We have invested resources in the development of our innovative plant-based food products, which is demonstrated by such products as the Buddha Bowl, Acai Bowl, Cauliflower Mac n’ Cheese Bowl, Organic Zucchini Spirals, and Mexican Style Street Corn. Our innovation efforts are led by Sarah Galletti and focus on identifying popular food trends that we believe we can successfully bring to market. We can quickly develop prototype versions of a product to present internally and ultimately to various retail customers for feedback. We released 17 new SKUs during 2020 bringing our total as of December 31, 2020 to 38 SKUs. In addition, we have built a library of over 150 new product concepts and recipes, ready for further development and testing. In particular, we believe that we excel at taking regular or “plain” versions of our products and integrating new and appealing spices and flavors to create unique meals and snacks. For example, we currently offer plain riced cauliflower and value-added riced cauliflower options such as Riced Cauliflower Stir Fry and Riced Cauliflower Buddha Bowl.

Our processing facility in Paramount, California manufactures an array of plant-based products including pizzas, acai and smoothie bowls and other value-add rice cauliflower bowls. In addition, our innovation and product development personnel reside in this facility. By housing our product innovation capabilities in the same location as our primary manufacturing operation, we believe we are able to transition from product concept to prototype (including real-time feedback from retail customers), to commercial manufacturing faster and more efficiently.

Established Branded and Private Label Presence at Leading Retailers

The Tattooed Chef brand was created in 2017 and was initially introduced into the club store channel. We believe that our high-quality, clean-label, ready-to-cook, plant-based products fill a void in the marketplace and are well received by our target customers. Our retail partners are attracted to the breadth of our product portfolio and view us as an innovation partner that delivers great tasting products with distinctive flavor profiles at a competitive price. The Tattooed Chef brand seeks to be young, edgy, yet friendly, and appeal to consumers who prefer a plant-based lifestyle. As noted above, revenue from Tattooed Chef branded products grew from approximately 22% of our total revenue in Fiscal 2019 ($18.3 million) to approximately 57% of our total revenue in Fiscal 2020 ($84.6 million).

In addition, we have a strong base of private label customers, with private label revenue of $62.9 million in Fiscal 2020 and $63.8 million in Fiscal 2019. Our initial focus beginning in 2009 was to establish a strong private label customer base due to lower sales and marketing costs. We believe that our private label customers are some of the best run retailers in North America and we provide these customers high quality product, support and high service levels.

See “— Customer Overview” and “— Innovation and Product Development” below for more information.

Integrated Sourcing, Manufacturing and Product Development

Our processing facility in Prossedi, Italy is located in close proximity to many of the growers that supply us product. This facility opened in 2017 and manufactures various products, including riced cauliflower (plain and value-added), diced squash/zucchini, and vegetable spirals. Italy’s climate and fertile growing regions of organic and non-GMO produce provide us with high-quality raw materials. Due to the location of the facility, we are able to transport raw materials to the facility, process them, and manufacture products within a relatively short time. Prior to each growing season, we obtain written commitments as to quantity and price from various growers, who commit to supply our projected needs, which commitments are then followed by written purchase orders closer to the start of the harvest season. When necessary (whether as a result of greater than anticipated demand from our customers, or poor crop yields due to inclement weather, infestation and the like), we have been able to obtain alternative raw material supply from other sources or on the spot market on satisfactory terms. During 2019, we upgraded our internal cold storage capabilities at the Prossedi plant, which allows us to better manage inventory and take advantage of seasonal purchases of raw materials during the peak harvest season. In 2020, we invested in additional equipment and increased production by more than 50% in each of our facilities.

We have a processing facility in Paramount, California that also serves as our headquarters. This facility manufactures an array of products including pizzas, acai and smoothie bowls and other value-add rice cauliflower bowls. Our innovation and product development personnel also reside in this facility. By housing our product innovation capabilities in the same location as our primary manufacturing operation, we are able to transition quickly from product concept to prototype (which can in turn be shared with retail customers for feedback), to commercial manufacturing.

Proven and Experienced Management Team

Our executive management team, led by Salvatore “Sam” Galletti, includes individuals who possess substantial industry experience. Cumulatively, our management team has over 160 years of industry experience, with an average of 25 years’ experience in the food industry, and an average tenure with us of seven years. We believe that the depth of experience of our management team demonstrates our capability to continue growing our business.

Our Growth Strategy

Continue to Grow the Tattooed Chef Brand

We believe the growth of our Tattooed Chef branded products will be a key driver of revenue growth through new product launches and additional customers. We believe that as this product line grows, we should be able to achieve economies of scale and continuing margin improvement.

The Tattooed Chef brand was created in 2017 and is the brainchild of Sarah Galletti, our Creative Director, based on her experiences with various food cultures while travelling internationally. She recognized a lack of readily available, high-quality, clean-label, ready-to-cook, plant-based products, which formed the foundation of Tattooed Chef.

Tattooed Chef products are sold in the frozen food section of retail stores and club stores. We initially approached club stores to carry Tattooed Chef products recognizing the demanding volume requirements associated with these customers. We believe our success with club stores across an array of Tattooed Chef branded products indicates that the Tattooed Chef brand resonates with our target consumer and would be attractive to conventional retail grocery customers.

In addition, while Tattooed Chef products are available in all 50 states through club stores and certain other retail outlets, we have primarily used social media and product demonstrations to introduce Tattooed Chef to consumers. We believe there is significant opportunity to increase brand awareness, trial rate, and ultimately revenue attributed to Tattooed Chef products with an expanded marketing effort, including through additional advertising channels. Due to the costs of marketing a brand, we expect to develop, and execute a detailed marketing strategy for Tattooed Chef products. In December 2020, we announced the engagement of a national marketing firm to develop and implement a comprehensive marketing campaign for 2021.

Continue to Expand Demand From Existing Customers

We remain focused on addressing existing demand from current customers and expanding our business with these customers. For example, a number of our branded and private label products are available in approximately 80% of the locations of one of the largest retailers in the United States as of December 31, 2020. In addition, with certain customers we have the opportunity to convert select existing products that are seasonal or promotional into “everyday” items that will be stocked on shelves on a continual basis, which we expect will increase our overall revenue.

Attract New Customers

We believe that the reputation and popularity of our products has attracted interest from new customers for Tattooed Chef products as well as our private label products. We believe there is a significant opportunity to continue to expand our business with new customers. We intend to invest in the development of our sales and marketing capabilities to support new customer additions. See “Sales and Marketing” for additional details on our expansion plans.

Expand Product Offerings

We believe that there is significant consumer demand for plant-based products as evidenced by the successful launch of a variety of our products. In addition, we believe that we have been successful in identifying meaningful consumer trends and translating these preferences into products that meet our customers’ requirements. We intend to leverage this knowledge and experience to continue to build our new concept library and expand our existing portfolio of products by creating new products and line extensions. For example, new product launches in Fiscal 2020 include Veggie Hemp Bowl, Strawberry Peach Smoothie Bowl, Buffalo Cauliflower, Spring Blend, Organic Raspberry Kombucha Bowl, Cauliflower Pizza Bowl with Plant Based Pepperoni, White Pizza on Cauliflower Crust, Cold Brew and Dark Chocolate Smoothie Bowl, Buffalo and Sweet Chili Cauliflower Wings, Breakfast Bowl with Plant Based Sausage, Ratatouille, Mediterranean Quinoa and Riced Cauliflower, Balsamic Vegetables, Green Bean Medley, and Zucchini Diced with Pesto. We intend to continue to solicit the feedback of our larger retail customers on our new product concept ideas in order to further deepen our relationship and trust with these customers and ensure that we are meeting their particular demands and needs for plant-based frozen food products.

Furthermore, we intend to increase our investment in product development and production capabilities to continue to innovate within our core product categories. We anticipate this expansion to include acquiring additional production facilities as well as increasing employee head count to handle additional production.

Introduce and Expand Direct-to-Consumer Distribution Channels

We introduced an e-commerce functionality on our website in the fourth quarter of Fiscal 2020 to take advantage of the direct-to-consumer market. We believe that the e-commerce channel offers broad opportunities for us to increase Tattooed Chef’s brand presence through digital marketing thereby potentially generating incremental revenue. We offer 24/7, flexible e-commerce access to consumers of Tattooed Chef branded products. We continuously monitor the performance of our e-commerce platform, adapt our product pricing and offerings and expand our fulfilment capabilities as appropriate to grow, and support the growth of, revenue.

Expand to New Geographic Markets

We intend to explore opportunities to expand Tattooed Chef internationally. In the long term, we believe our current product offerings and existing production resources in Italy will enable us to penetrate the global frozen food market, which we estimate to be an approximately $380 billion opportunity.

Expand through Investments and Acquisitions

We had approximately $200 million in cash as of February 28, 2021. In addition to investing in operating activities to expand recognition of Tattooed Chef branded products, we will selectively consider investments in fixed assets, acquisitions, and other investments to enhance our growth and profitability.

Product Offerings Overview

We sell a range of branded and private label plant-based products across its core platforms of ready-to-cook bowls, cauliflower crust pizza, vegetable spirals and ready-to-eat acai and smoothie bowls. Our products are found primarily in the frozen food section of retail customers.

Branded Products

Revenue of Tattooed Chef branded products in Fiscal 2020 was approximately $84.6 million (approximately 57% of total revenue), an increase of 362% from approximately $18.3 million (approximately 22% of total revenue) in Fiscal 2019. Tattooed Chef Branded products include ready to cook meals and snacks such as the Buddha Bowl, Mexican Style Street Corn, Organic Zucchini Spirals, Cauliflower Crust Pizza, Buffalo Cauliflower, Cauliflower Mac & Cheese Bowl and Acai and Smoothie Bowls.

Private Label Products

Revenue from private label products in Fiscal 2020 was approximately $62.9 million (approximately 42% of total revenue), and approximately $63.8 million (approximately 75% of total revenue) in Fiscal 2019. Private label products include cauliflower pizza crusts and pizzas, riced cauliflower, acai and smoothie bowls, bulk vegetables (plain and value-added), and riced cauliflower stuffing. Depending on the customer, we may make exclusive products for that customer. The difference between an exclusive product for a particular customer compared to another primarily relates to product sizing or a specific set of ingredients.

Customer Overview

Our products (both branded and private label) are available at leading club stores and other major retailers. As of December 31, 2020, our products were available in approximately 4,300 retail outlets in the United States.

Club store customers often require different sizes or value packs while other retailers may have different requirements in terms of desired margins, allowance of promotional spend, and early payment discounts. These customer-specific parameters (which includes customers who purchase branded and private label products) are typical in the industry and we believe we will be able to price products appropriately for new retail customers. The process of placing products on shelves for new grocery customers can take anywhere from nine months to one year, from obtaining initial approvals to stocking products on shelves.

For Fiscal 2020, our three largest customers accounted for approximately 88% of total revenue. Revenue from these customers accounted for approximately 39%, 32%, and 17%, respectively, of total revenue. For Fiscal 2019, our five largest customers accounted for approximately 95% of total revenue. Revenue from these customers accounted for approximately 35%, 29%, 11%, 10% and 10%, respectively, of total revenue. We have increased the number of our sales team personnel to focus on conventional retail customers (i.e., retailers that are not club stores) and to expand our customer base.

In addition, for Fiscal 2020, three customers accounted for approximately 87% of our accounts receivable. These three customers individually accounted for approximately 53%, 24%, and 10% of our accounts receivable at December 31, 2020.

While we believe our relationships with these customers are strong, and none have indicated any intent to cease or reduce the volume of business they do with us, loss or significant reduction in business from any of these customers could adversely affect our business. See “Risk Factors — We are subject to substantial customer concentration. If we fail to retain existing customers, derive revenue from existing customers consistent with historical performance or acquire new customers cost-effectively, our business could be adversely affected.” See “— Our Growth Strategy — Continue to Grow the Tattooed Chef Brand” for discussion regarding growing sales of branded products to new customers. As we grow sales of branded products to new customers, we believe our customer base will become more diversified and that our customer concentration will be reduced.

We utilize food brokers to assist in establishing and maintaining relationships with certain key customers, which represent the bulk of our revenue. Pursuant to these agreements, each of our brokers is entitled to a commission based on the revenue it facilitates between us and the key customer. See “Risk Factors — If we experience the loss of one or more of our food brokers that cannot be replaced in a timely manner, results of operations may be adversely affected.”

Supply Chain

Sourcing and Suppliers

We primarily source our vegetables from Italy, which is one of the largest organic crop areas in the European Union.

We engage the services of an agronomist to help with forecasting and scheduling. Based in part on these forecasts, we obtain written commitments from a number of growers and cooperatives to grow certain crops in specified amounts for agreed upon prices, confirmed by purchase orders issued closer to the start of each harvesting season. In addition, we utilize multiple growers across various regions in Italy and are not dependent on any single grower for any single commodity. These commitments provide us with consistent supply throughout the growing season to support our year-round production schedule.

We source strawberries and certain other crops in the United States but are not bound by purchase agreements for the crops sourced in the United States. Acai purée is sourced from Brazil through an American supplier, and while we currently single source this ingredient, we believe there to be ample supply in the market.

We continue to expand our supply chain to ensure the certainty of supply of the highest quality raw materials that meet our demanding requirements for quality.

We rely on a sole supplier for liquid nitrogen, Messer LLC, which is used to freeze products during the manufacturing process. We have entered into an agreement that expires in 2025 with our sole supplier of liquid nitrogen to provide up to 120% of our monthly requirements of liquid nitrogen.

Social Responsibility

Our corporate social responsibility (“CSR”) management system has several elements, including environmental, health and safety compliance, ethics, and governance.

We focus on reducing our environmental impact, conserving natural resources and promoting sustainability across our supply chain.

The safety and well-being of our employees is paramount. In response to the COVID-19 pandemic, we quickly and continuously adopted and implemented safety measures to protect our employees. We are focused on fostering a culture of caring and safety; we are continuously striving toward zero injuries and accidents.

Social responsibility is also an area of increasing regulation, with specific regulations such as the California Transparency in Supply Chains Act (the “Supply Chain Act”), which requires every retail seller and manufacturer doing business in California having annual worldwide gross receipts that exceed $100 million to disclose its efforts to eradicate slavery and human trafficking from its direct supply chain for tangible goods offered for sale. We are currently subject to the Supply Chain Act and are implementing a supply chain monitoring program.

On September 30, 2018, California Governor Jerry Brown signed California Senate Bill No. 826, which requires, among other things, that publicly held corporations whose principal executive offices are located in California must have, by December 31, 2021, a minimum of three female directors, if its number of directors is six or more. As of December 31, 2020, women represented three of the nine members of our board of directors. We value diversity at all levels and continue to focus on enhancing our diversity and inclusion initiatives across our entire workforce.

Manufacturing

We lease a processing facility in Prossedi, Italy, comprising over 100,000 square feet. The main products processed at this facility are riced cauliflower (plain and value-added), diced squash/zucchini, and vegetable spirals. During 2019, we upgraded the internal cold storage capabilities at the Prossedi plant.

We also lease multiple buildings in Paramount, California that serve as a processing facility and as our headquarters. This facility is over 50,000 square feet. The main products processed at this facility are Cauliflower Crust Pizzas, Acai Bowls, Smoothie Bowls, Mexican Style Street Corn, and other riced cauliflower bowls.

The manufacturing process is similar across all product lines and we have been able to be produce new products without significant re-tooling costs or material equipment upgrades. We regularly make capital investment in our facilities to meet increased volumes resulting from growing demand of our products. During Fiscal 2020, our aggregate capital expenditures for continuing operations were $8.6 million. We expect to spend approximately $15.0 million on capital projects in fiscal year 2021.

Our riced cauliflower and vegetable spirals are processed and packaged in our Prossedi, Italy facility. From this facility, the products are either held locally in cold storage or directly transported to United States for distribution.

Our bowls, smoothies, tray products (such as pizza crusts), and other products with more complex flavor profiles (such as Mexican Style Street Corn) are manufactured and processed in our Paramount, California facility.

We utilize outside suppliers on an as-needed basis for certain products or components of our products. One of our signature products, cauliflower pizza crust, is provided by outside suppliers. The termination of a supplier relationship may leave us with periods during which we have limited or no ability to manufacture these products or product components.

Facilities

We lease processing facilities in Prossedi, Italy and Paramount, California and have a small office suite lease in San Pedro, California. The Paramount facility also serves as our headquarters. Ittella Properties, LLC, a California limited liability company (“Ittella Properties”), a related entity controlled by Mr. Galletti, owns one of the buildings that comprise the Paramount facility and Deluna Investments, Inc., a California corporation (“Deluna”), a related party controlled by Mr. Galletti, owns the San Pedro building. We believe that the lease terms with Ittella Properties and Deluna are on an arms-length basis.

We believe that our current facilities are adequate to meet ongoing needs and that, if we require additional space, we will be able to obtain additional facilities on commercially reasonable terms.

Competition

We operate in a highly competitive environment. We compete with companies that produce products in the plant-based, vegetarian, and frozen food categories, such as Sweet Earth (Nestle), Birds Eye (Conagra Brands), Amy’s, and Green Giant (B&G Foods). Additionally, a number of United States and international companies are working on developing or promoting plant-based products.

We believe that consumers consider the following product qualities in their purchasing decisions:

●	taste;

●	nutritional profile;

●	ingredients;

●	lack of soy, gluten and GMOs;

●	organic;

●	convenience;

●	cost;

●	wide variety of products;

●	brand awareness and loyalty among consumers; and

●	access to major retailer shelf space and retail locations.

We believe we compete effectively with respect to each of these factors. However, many companies in our industry have substantially greater financial resources, more comprehensive product lines, broader market presence, longer-standing relationships with distributors, retailers, and suppliers, longer operating histories, greater production and distribution capabilities, stronger brand recognition and greater marketing resources than us.

Seasonality and Working Capital

We have historically experienced moderate revenue seasonality, with the third and fourth fiscal quarters generating higher sale amounts due to product demonstration schedules, new SKU promotions and retailers allotting additional freezer space for holiday items. As our business grows and additional products are introduced, we expect that seasonality in revenue will decrease. We manage our inventory levels to meet the demand forecasts from select customers as well as our own internal forecasts. We believe our customers’ payment terms are customary for our industry.

Impact of COVID-19

The COVID-19 pandemic has impacted our business operations. While our manufacturing facilities remain operational, we have implemented physical distancing protocols and comprehensive preventative hygienic measures. At our facilities, we have implemented a series of physical distancing and hygienic practices to further support the health and safety of our employees. The employees are operating at extremely low density, and all are being monitored for COVID-19 symptoms, including temperature screening of our California employees and of all personnel entering our California facility. We are following strict COVID-19 suggested Personal Protective Equipment guidelines per United States Centers for Disease Control and World Health Organization, including mandatory face coverings, increased hand washing and significantly increased sanitation of hard surfaces. All travel has been suspended and company-sponsored marketing activities have been curbed due to the COVID-19-related restrictions.

Due to restrictions on commercial operations instituted by government authorities, we are working to ensure compliance while also maintaining business continuity for essential operations in our facilities.

Our senior management team meets regularly and continually monitors and tracks relevant data, including guidance from local, national, and international health agencies and is committed to continuing to communicate with employees as more information is available to share. Neither our Italy facility nor California facility has shut down as a result of COVID-19.

We follow applicable federal, state, and local guidelines regarding exposure to someone with COVID-19 and manage this through our crisis management team.

While the ultimate health and economic impact of the COVID-19 pandemic are highly uncertain, we believe that our business operations and results of operations, including revenue, earnings and cash flows, will not be adversely impacted during 2021. To mitigate any potential impact of COVID-19 on our business operations and results, we have expanded our supplier base so that we no longer rely on a sole source supplier for any of our raw materials and keep close contact with them to anticipate any problems with keeping up with the demand for our products. In this way, we anticipate being able to obtain raw materials at competitive prices and reduce the risk of supply interruptions. To date, there has been no impact on our liquidity, and we have not had the need to raise capital, reduce our capital expenditures, or modify any terms or contractual arrangements in response to COVID-19. Any changes in our operations have been due to the growth of our business, which was planned prior to the pandemic.

Order Fulfillment

We receive orders either by purchase orders pursuant to a previously agreed upon customer commitment or by a stand-alone purchase order from the customer. In either situation, the product is manufactured, packaged, and shipped either to a third-party cold storage facility or directly to the customer utilizing a third-party freight company. We utilize multiple third-party common carriers for all of our shipping needs.

Sales and Marketing

General

Sam Galletti and Sarah Galletti have historically led our sales and marketing efforts. Matt Williams serves as our Chief Growth Officer, where he is responsible for overseeing and managing our sales function. Each has extensive experience in food product sales to grocery retailers. Ms. Galletti, as the creator of the Tattooed Chef brand, is uniquely suited to work with retailers to educate them about the brand, respond quickly to their concerns, and consult on food trends.

As we grow our Tattooed Chef brand, we expect to expand our sales and marketing team by adding dedicated personnel to service new retail customers. We may also add outside sales representatives and/or brokers to extend our sales efforts.

We anticipate that marketing expenditures will primarily be on product demonstration allowances, slotting fees (as we expand into conventional retail grocery stores), and other similar in-store marketing costs, which we believe will be effective. Some of these expenses will be categorized as deductions to revenue under GAAP as opposed to marketing expense.

Sarah Galletti continues to lead our marketing efforts with respect to the Tattooed Chef brand. As we expand and grow our business, we anticipate building out a broader brand management team with a focus on digital marketing and social media.

We utilize food brokers in conjunction with our internal sales team to establish and manage customer relationships.

Digital Marketing and Social Media

We drive consumer awareness and interest in our brand via (i) social and digital media, (ii) a public relations/marketing services firm that provides assistance in scheduling interviews and various news articles, (iii) ambassador and influencer activations, and (iv) customer media. We anticipate increased spending in 2021 on search engine marketing and campaign commercials. We maintain a registered domain website at www.tattooedchef.com. The website is used as a platform to promote our Tattooed Chef brand and products, provide information about the brand, as well as where to purchase products in stores. In addition, we launched our direct-to-consumer platform in the fourth quarter of Fiscal 2020 through our website. We use social media platforms to build customer engagement and to directly reach desirable target demographics such as millennials and “Generation Z.” Below is a summary of our various social media platforms.

●	Facebook: We maintain a Facebook page, which is used to engage customers, distribute brand information and news, and publish videos and pictures promoting our brand.

●	Instagram: We maintain an active Instagram account, @tattooedcheffoods, which is used to publish content related to our products, and to better connect with potential and existing consumers.

●	Twitter: We maintain an active Twitter account, @tattooed_chef, which is used to disseminate trending news and information, as well as to publish short format product information and tips.

Employees

As of December 31, 2020, we had approximately 500 full-time employees, including workers hired through staffing agencies. None of our employees are represented by a labor union, and we have never experienced a labor-related work stoppage. We believe our employee relations are good. Employment in Italy is either direct with us or through an agency similar to the United States. There are no labor unions representing our Italian employees.

Innovation and Product Development

We invest significant resources in innovating food concepts and creating new plant-based food products, based on market trends.

Our product development process begins with identifying popular food trends that we believe we can successfully bring to market. We then develop several prototype versions of each product and present these ideas internally and ultimately to various retail customers for feedback. We integrate this feedback into further product refinement, often in an iterative process, until we believe the product formulation is finalized. We do not utilize third-party product development firms to innovate products on our behalf.

Furthermore, we intend to increase our investment in product development and production capabilities to continue to innovate within our core product categories.

Trademarks and Other Intellectual Property

We own domestic copyrights and domestic and foreign trademarks, trademark applications, registrations, and other proprietary rights that are important to our business. Depending upon the jurisdiction, trademarks and their corresponding registrations are valid if they are used in the regular course of trade and/or their registrations are properly maintained. Our primary trademarks include the Tattooed Chef® and People Who Give a Crop™.

We aggressively protect our intellectual property rights by relying on trademark, copyright, trade dress and trade secret laws. We own the domain names: www.ittellafoods.com and www.tattooedchef.com.

We do not have any issued patents and we are not pursuing any patent applications.

We consider our marketing, promotions and products as a trade secret and thus, keep this information confidential. In addition, we consider as proprietary any information related to recipes, formulas, processes, know-how and methods used in production and manufacturing as trade secrets. We believe we have taken reasonable measures to keep the aforementioned items, as well as our business and marketing plans, customer lists and contracts, reasonably protected, and they are, accordingly, not readily ascertainable by the public.

Government Regulation

We are subject to extensive laws and regulations in the United States by federal, state and local government authorities and in Italy and the European Union.

Our activities in the United States are subject to regulation by various governmental agencies, including the Food and Drug Administration (“FDA”), the Federal Trade Commission (“FTC”), the Environmental Protection Agency (“EPA”), the Occupational Safety and Health Administration (“OSHA”), and the Departments of Commerce and Labor, as well as voluntary regulation by other bodies. Various state and local agencies also regulate our activities.

In Italy, our food production activities are regulated by specific legislation and compliance is overseen is regulated by specific legislation and compliance by the Italian Ministry of Health (“MOH”), with administrative authority further delegated to local agencies, each referred to as an Azienda Sanitaria Locale (“ASL”). The MOH, among other legal and regulatory regimes, prescribe the requirements and establish the standards for quality and safety and regulate ingredients, manufacturing, labeling and other marketing and advertising to consumers.

The facilities in which our products and ingredients are manufactured must register with the FDA and MOH, comply with current good manufacturing practices, or cGMPs, and comply with a range of food safety requirements established by, and implemented under, the Food Safety and Modernization Act of 2011 (the “FSMA”) and applicable foreign food safety and manufacturing requirements. Federal, state, local and foreign regulators have the authority to inspect our facilities to evaluate compliance with applicable requirements. Regulatory authorities also require that certain nutrition and product information appear on product labels, that product labels and labeling be truthful and non-misleading, and that our marketing and advertising be truthful, non-misleading and not deceptive to consumers. We are also prohibited from making certain types of claims about its products (including for example, in the United States, nutrient content claims and health claims, whether express or implied), unless we satisfy certain regulatory requirements.

In addition to federal regulatory requirements in the United States, California imposes its own manufacturing and labeling requirements. California requires facility registration with the relevant state food safety agency, and those facilities are subject to state inspection as well as federal inspection. We believe that our products are manufactured and labeled in material compliance with all relevant state requirements. We monitor developments at the state and country (United States federal and European Union) level that could apply to our products.

In addition, we are subject to labor and employment laws, laws governing advertising, privacy laws, safety regulations and other laws, including consumer protection regulations that regulate retailers or govern the promotion and sale of merchandise. Our operations, and those of its distributors and suppliers, are also subject to various laws and regulations relating to environmental protection and worker health and safety matters. We monitor changes in these laws and believes that we are in material compliance with applicable laws.

We are also subject to disclosure requirements regarding abusive labor practices in portions of our supply chain under the California Supply Chain Act and are implementing a supply chain monitoring program.

Quality Control/Food Safety

We utilize a comprehensive food safety and quality management program, which employs strict manufacturing procedures, expert technical knowledge on food safety science, employee training, ongoing process innovation, use of quality ingredients and both internal and independent auditing.

Our Paramount, California and Prossedi, Italy facilities each has a Food Safety Plan (“FSP”) that focuses on preventing food safety risks and is compliant with the requirements set forth under the FSMA. In addition, each facility has at least one Preventive Controls Qualified Individual who has successfully completed training in the development and application of risk-based preventive controls at least equivalent to that received under a standardized curriculum recognized by the FDA and by MOH.

All of our manufacturing sites and suppliers comply with the Global Food Safety Initiative. All of our manufacturing sites are certified against a standard recognized by British Retail Consortium (“BRC”). These standards are integrated food safety and quality management protocols designed specifically for the food sector and offer a comprehensive methodology to manage food safety and quality. Certification provides an independent and external validation that a product, process or service complies with applicable regulations and standards.

In addition to third-party inspections of our co-manufacturers, we have instituted audits to address topics such as allergen control; ingredient, packaging and product specifications; and sanitation. Under FSMA, each of our co-manufacturers is required to have a FSP, a Hazard Analysis Critical Control Plant plan or a hazard analysis critical control points plan that identifies critical pathways for contaminants and mandates control measures that must be used to prevent, eliminate or reduce relevant food-borne hazards.

Independent Certification

In the United States, our organic products are certified in accordance with the USDA’s National Organic Program through Quality Assurance International, a third-party certifying agency. In Italy, our organic products are certified by the ICEA (Icea Istituto Per La Certificazione Etica Ed Ambientale).

Each of our facilities has obtained several important certifications or verifications, including the BRC Food Safety certification, Non-GMO Project verification, USDA Organic certification, and a gluten-free certification from the Gluten-Free Certification Organization.

Our facility located in Italy is certified Kosher under the supervision of OK Kosher Certification.

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the SEC. Our SEC filings are available to the public over the internet at the SEC’s website at www.sec.gov. Our SEC filings are also available free of charge on the Investor Information page of our website at www.tattooedchef.com  as soon as reasonably practicable after they are filed with or furnished to the SEC. Our website and the information contained on or through that site are not incorporated into this Annual Report on Form 10-K.

Item 1A. Risk Factors.

Our operations and financial results are subject to various risks and uncertainties including those described below. You should consider carefully the risks and uncertainties described below, in addition to other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and related notes. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks or others not specified below materialize, our business, financial condition and results of operations could be materially and adversely affected. In that case, the trading price of our common stock could decline.

Risk Factors Related Our Business and Industry

Failure to retain our senior management may adversely affect operations.

Our success is substantially dependent on the continued service of certain members of senior management, including Salvatore “Sam” Galletti, our founder, President and Chief Executive Officer, Stephanie Dieckmann, our Chief Operating Officer, Sarah Galletti, the “Tattooed Chef” and our Creative Director, and Giuseppe Bardari, President of Ittella Italy. These executives have been primarily responsible for determining the strategic direction of our business and for executing our growth strategy and are integral to our brand, culture, product development and the reputation we enjoy with suppliers, co-manufacturers, distributors, customers and consumers. In particular, Ms. Galletti is responsible for leading our branding initiatives, creative strategy, and product development, and there is no other current employee who can lead these functions if Ms. Galletti is unable to provide these services to us. In addition, Mr. Galletti and Ms. Galletti have historically been the primary sales and marketing contacts for our customers. The loss of the services of any of these executives could adversely affect our business, relationship with key customers and suppliers, branding, creative strategies, and prospects, as we may not be able to find suitable individuals to replace them on a timely basis, if at all. In addition, any such departure could be viewed in a negative light by investors and analysts, which may cause the price of any of our publicly traded securities to decline. We do not currently carry key-person life insurance for any of our management team.

Food safety and food-borne illness incidents or advertising or product mislabeling may adversely affect our business by exposing us to lawsuits, product recalls or regulatory enforcement actions, increasing operating costs and reducing demand for product offerings.

Selling food for human consumption involves inherent legal and other risks, and there is increasing governmental scrutiny of and public awareness regarding food safety. Our internal processes, training and quality control and food safety procedures and compliance may not be effective in preventing contamination of food products that could lead to food-borne illness incidents (such as e. coli, salmonella or listeria). Unexpected side effects, illness, injury or death related to allergens, food-borne illnesses or other food safety incidents caused by products we sell or manufacture, or involving our suppliers, could result in the discontinuance of sales of these products or our relationships with our suppliers, increased operating costs, regulatory enforcement actions or harm to our reputation. If consumers lose confidence in the safety and quality of our products or plant-based products generally, even in the absence of a recall or a product liability case, our business, financial condition and results of operations could be materially and adversely affected. Shipment of adulterated or mislabeled products, even if inadvertent, can result in criminal or civil liability. These incidents could also expose us to product liability, negligence or other lawsuits, including consumer class action lawsuits. Any claims brought against us may exceed or be outside the scope of our existing or future insurance policy coverage or limits. Any judgment against us that is more than our policy limits or not covered by our policies or not subject to insurance would have to be paid from our cash reserves, which would reduce our capital resources.

The occurrence of food-borne illnesses or other food safety incidents, whether real or perceived, could also adversely affect the price and availability of affected ingredients, resulting in higher costs, disruptions in supply and a reduction in sales. Furthermore, any instances of food contamination or regulatory noncompliance, whether or not caused by us, could compel us, our suppliers and our customers, depending on the circumstances, to conduct a recall in accordance with FDA or the MOH regulations, comparable state and locality laws, or international laws. If we are found to be out of compliance with respect to food safety regulations, an enforcement authority could issue a warning letter and/or institute enforcement actions that could result in additional costs, substantial delays in production or even a temporary shutdown in manufacturing and product sales while the non-conformances are rectified. Also, we may have to recall the product or otherwise remove the product from the market, and temporarily cease our manufacturing and distribution process, which would increase our costs and reduce our revenues. Food recalls could result in significant losses due to their costs, the destruction of product inventory, lost sales due to the unavailability of the product for a period of time, potential loss of existing distributors or customers and a potential negative impact on our ability to attract new customers due to negative consumer experiences or because of an adverse impact on our brand and reputation. The costs of a recall could exceed or be outside the scope of our existing or future insurance policy coverage or limits. Any product liability claims resulting from the failure to comply with applicable laws and regulations would be expensive to defend and could result in substantial damage awards against us or harm our reputation. Any of these events would negatively impact our revenues and costs of operations.

In addition, food companies have been subject to targeted, large-scale tampering as well as to opportunistic, individual product tampering, and we, like any food company, could be a target for product tampering. Forms of tampering could include the introduction of foreign material, chemical contaminants and pathological organisms into consumer products as well as product substitution. Recently issued FDA regulations require companies like us to analyze, prepare and implement mitigation strategies specifically to address tampering (i.e., intentional adulteration) designed to inflict widespread public health harm. If we do not adequately address the possibility, or any actual instance, of intentional adulteration, we could face possible seizure or recall of its products and the imposition of civil or criminal sanctions, which could adversely affect our business, financial condition and operating results.

Further, if we are forced, or voluntarily elect, to recall certain products, the public perception of the quality of our food products may be diminished. We may also be adversely affected by news reports or other negative publicity, regardless of their accuracy, regarding other aspects of our business, such as public health concerns, illness, safety, security breaches of confidential consumer or employee information, employee related claims relating to alleged employment discrimination, health care and benefit issues or government or industry findings concerning our retailers, distributors, suppliers or others across the food industry supply chain.

We are subject to substantial customer concentration. If we fail to retain existing customers, derive revenue from existing customers consistent with historical performance or acquire new customers cost-effectively, our business could be adversely affected.

We are subject to substantial customer concentration risk, with three customers accounting for approximately 88% of our revenue for the year ended December 31, 2020. The three customers individually accounted for approximately 39%, 32%, and 17% of our 2020 total revenue, respectively. In addition, three customers accounted for approximately 87% of our accounts receivable as of December 31, 2020. These three customers individually accounted for approximately 53%, 24%, and 10% of our 2020 total accounts receivables. Accordingly, any factor adversely affecting sales generally in these customers (such as competitive pressures, declining sales, or store closings, among others), or any reduction or elimination by these customers of carrying our products, could adversely affect our business, financial condition and the result of our operations.

Our success, and our ability to increase revenues and operate profitably, depends in part on our ability to retain and keep existing customers, particularly those noted above, engaged so that they continue to purchase products from us, and to acquire new customers cost-effectively. We intend to continue to expand our number of retail customers as part of our growth strategy. If we fail to retain existing customers and to attract and retain new customers, our business, financial condition and results of operations could be adversely affected.

Further, if customers do not perceive our product offerings to be of sufficient value, quality, or innovation, or if we fail to offer innovative and relevant product offerings, we may not be able to attract or retain customers or engage existing customers so that they continue to purchase products from us or increase the amount of products purchased from us. We may lose current customers to competitors if the competitors offer products superior to ours or if we are unable to satisfy our customers’ orders in a timely manner. The loss of any large customer or the reduction of purchasing levels or the cancellation of business from such customers could adversely impact our business. Furthermore, as retailers consolidate, they may reduce the number of branded products they offer in order to accommodate private label products and generate more competitive terms from branded suppliers competing for limited retailer shelf space. While we produce private label products and might benefit from a shift towards private label products, our long-term strategy is to grow sales of branded products. Consequently, financial results may fluctuate significantly from period to period based on the actions of one or more significant retailers. A retailer may take actions that affect us for reasons that we cannot always anticipate or control, such as the retailer’s financial condition, changes in its business strategy or operations, the introduction of competing products or the perceived quality of our products.

Our products are primarily manufactured in our Paramount, California and Prossedi, Italy facilities and any damage or disruption at these facilities may harm our business.

A significant portion of our operations are located in our Paramount, California and Prossedi, Italy facilities. A natural disaster, fire, power interruption, work stoppage, outbreaks of pandemics or contagious diseases (such as the recent coronavirus (COVID-19) pandemic) or other calamity at one or both of these facilities would significantly disrupt our ability to deliver products and operate our business. If any material amount of machinery or inventory were damaged, we may be unable to meet our contractual obligations and to predict when, if at all, we could replace or repair such machinery, which could adversely affect our business, financial condition and operating results.

In addition, we have not developed any contingency plans to address disruptions such as natural disaster, fire, power interruption, work stoppage, outbreaks of pandemics or contagious diseases, such as the current COVID-19 pandemic, or other calamity in our operations. Please see “The COVID-19 pandemic could adversely impact our business, results of operations and financial condition” for a discussion of our current response to COVID-19. If such a disruption occurs, our operations and results of operations could be harmed.

Our corporate offices, research and development functions, and certain manufacturing and processing functions are located in Paramount, California, in Southern California, and another manufacturing facility is located in Prossedi, Italy. The impact of a major natural disaster in these areas on our facilities and overall operations is difficult to predict, but a natural disaster could disrupt our business. Our insurance may not adequately cover losses and expenses in the event of such a natural disaster. As a result, natural disasters could lead to substantial losses.

Failure to introduce new products or successfully improve existing products may adversely affect our ability to continue to grow.

A key element of our growth strategy depends on our ability to develop and market new products and improvements to our existing products that meet our standards for quality and appeal to continuously changing consumer preferences. The success of our innovation and product development efforts is affected by our ability to anticipate changes in consumer preferences, accurately predict taste preferences and purchasing habits of consumers in new geographic markets, the technical capability of our innovation staff in developing and testing product prototypes (including complying with applicable governmental regulations), and the success of our management and sales and marketing teams in introducing and marketing new products. Failure to develop and market new products that appeal to consumers may lead to a decrease in growth, sales and profitability. Furthermore, if we are unsuccessful in meeting our objectives with respect to new or improved products, our business could be harmed.

Consumer preferences for our products are difficult to predict and may change, and, if we are unable to respond quickly to new trends, our business may be adversely affected.

Our business is focused on the development, manufacturing, marketing, and distribution of a portfolio of plant-based products. Consumer demand could change based on a number of possible factors, including dietary habits and nutritional values, concerns regarding the health effects of ingredients, and shifts in preference for various product attributes. If consumer demand for our products decreased, our business and financial condition would suffer. In addition, sales of plant-based products are subject to evolving consumer preferences to which we may not be able to accurately predict or respond. Consumer trends that we believe favor sales of our products could change based on a number of possible factors, including economic factors and social trends. Views towards healthy eating and plant-based products are trendy in nature, with constantly changing consumer perceptions.

Our success depends, in part, on our ability to anticipate the tastes and dietary habits of consumers and other consumer trends and to offer products that appeal to their needs and preferences on a timely and affordable basis. A change in consumer discretionary spending, due to economic downturn or other reasons, may also adversely affect our sales and our business, financial condition and results of operations. A significant shift in consumer demand away from our products could reduce sales or market share and the perception of the Tattooed Chef brand, which would harm our business and financial condition.

Our revenue growth rate may not be indicative of future performance and may slow over time.

Although we have grown rapidly over the last several years, our revenue growth rate may slow over time for a number of reasons, including increasing competition, market saturation, slowing demand for our offerings, increasing regulatory costs (including costs to comply with the Supply Chain Act) and challenges, the impact of COVID-19, and failure to capitalize on growth opportunities.

We currently utilize third-party suppliers for select products, including our cauliflower pizza crust. Loss of these suppliers could harm our business and impede growth.

The crust component of one of our signature products, cauliflower crust cheese pizza, is supplied by third parties. The termination of a supplier relationship may leave us with periods during which we have limited or no ability to manufacture certain products. An interruption in, or the loss of operations at, any of these manufacturing facilities, which may be caused by work stoppages, production disruptions, product quality issues, disease outbreaks or pandemics (such as the recent coronavirus (COVID-19) pandemic), acts of war, terrorism, fire, earthquakes, weather, flooding or other natural disasters, could delay, postpone or reduce production of some of our products, which could adversely affect our business, results of operations and financial condition until the interruption is resolved or an alternate source of production is secured.

We believe there are a limited number of competent, high-quality suppliers in the industry that meet our quality and control standards, and as we seek to obtain additional or alternative supply arrangements in the future, or alternatives to bring this manufacturing capability in-house, there can be no assurance that we would be able to do so on satisfactory terms, in a timely manner, or at all. Therefore, the loss of one or more suppliers, any disruption or delay at a supplier or any failure to identify and engage a supplier for products could delay, postpone or reduce production of products, which could adversely affect our business, results of operations and financial condition.

If we are unable to attract, train and retain employees, we may not be able to grow or successfully operate our business.

Our success depends in part on our ability to attract, train and retain a sufficient number of employees who understand and appreciate our culture and can represent our brand effectively and establish credibility with our business partners and customers. We believe a critical component of our success has been our company culture and long-standing core values. We have invested substantial time and resources in building our team. Furthermore, as sales grow and customers are acquired, we will need to add employees to serve in the production, finance and accounting, and sales and marketing functions, as we cannot rely on Mr. Galletti and Ms. Galletti to continue to be the primary sales and marketing contacts for our customers or on Ms. Dieckmann to continue to oversee our operations without assistance or on Mr. Bardari to continue to oversee our operations in Italy. If we are unable to hire and retain employees capable of meeting our business needs and expectations, or if we fail to preserve our company culture among a larger number of employees dispersed in various geographic regions as we continue to grow and develop the infrastructure associated with being a public company, our business and brand image may be impaired. Any failure to meet staffing needs or any material increase in turnover rates of employees may adversely affect our business, results of operations and financial condition.

In order to meet demand, we rely on temporary employees procured through staffing agencies. In the future, we may be unable to attract and retain employees with the required skills, whether or not through staffing agencies, which could impact our ability to expand operations or meet customer demand.

We may be unable to sustain our revenue growth rate and, as our costs increase, generate sufficient revenue to sustain profitability over the long term.

From 2019 to 2020, our revenue grew from $84.9 million to $148.5 million, which represents a year over year growth rate of 74.9%. We expect that, in the future, our revenue growth rate will decline, and we may not be able to generate sufficient revenue to sustain profitability. We also anticipate that our operating expenses and capital expenditures will increase substantially in the foreseeable future as we invest to increase our customer base, expand our marketing channels, invest in distribution and manufacturing facilities, pursue expansion, hire additional employees, and enhance our technology and production capabilities. In addition, commencing in the fourth quarter of Fiscal 2020, we began incurring additional costs as a public company, which will continue. These expansion efforts may prove more expensive than anticipated and may not succeed in increasing revenues and margins sufficiently to offset the anticipated higher expenses. We incur significant expenses in developing our innovative products, securing an adequate supply of raw materials, obtaining and storing ingredients and other products and marketing the products we offer. In addition, many expenses, including some of the costs associated with existing and any future manufacturing facilities, are fixed. Accordingly, we may not be able to sustain profitability, and may incur significant losses in the foreseeable future.

If we fail to expand manufacturing and production capacity effectively, forecast demand for products accurately, or respond to forecast changes quickly, our business and operating results and our brand reputation could be harmed.

As demand increases, we will need to expand our operations, supply, and manufacturing capabilities. However, there is a risk that we will be unable to scale production processes effectively and manage our supply chain requirements effectively. We must accurately forecast demand for products and inventory needs in order to ensure we have adequate available manufacturing capacity and to ensure we are effectively managing inventory.

Our forecasts are based on multiple assumptions that may cause estimates to be inaccurate and affect our ability to obtain adequate manufacturing capacity and adequate inventory supply in order to meet the demand for products, which could prevent us from meeting increased customer demand and harm our brand and business.

In addition, if we overestimate demand and overbuild our capacity, we may have significantly underutilized assets and will experience reduced gross margins and will have excess inventory that we may be required to write-down. If we do not accurately align our manufacturing capabilities and inventory supply with demand, if we experience disruptions or delays in our supply chain, or if we cannot obtain raw materials of sufficient quantity and quality at prices that are consistent with our current pricing and in a timely manner, our business, financial condition and results of operations may be adversely affected.

We may not be able to protect our intellectual property adequately, which may harm the value of our brand.

We believe that our intellectual property has substantial value and has contributed significantly to the success of our business. Our trademarks, including “Tattooed Chef” and “People Who Give a Crop”, are valuable assets that reinforce our brand and consumers’ favorable perception of our products. We also rely on unpatented proprietary expertise, recipes and formulations and trade secret protection to develop and maintain our competitive position. Our continued success depends, to a significant degree, upon our ability to protect and preserve our intellectual property, including our trademarks, trade dress, and trade secrets. We rely on confidentiality agreements and trademark and trade secret law to protect our intellectual property rights. As of the date of this prospectus, we do not have any issued patents and have forgone pursuing any patent applications. As a result, we cannot rely on any protection provided under applicable patent laws.

Our confidentiality agreements with our suppliers who use our formulations to manufacture some products generally require that all information made known to them be kept strictly confidential. Nevertheless, trade secrets are difficult to protect. Although we attempt to protect our trade secrets, our confidentiality agreements may not effectively prevent disclosure of proprietary information and may not provide an adequate remedy in the event of unauthorized disclosure of our proprietary information or any reverse engineering. In addition, we cannot guarantee that we have entered into confidentiality agreements with all suppliers addressing each of our recipes. From time to time, we share product concepts with customers who are not under confidentiality obligations. In addition, others may independently discover our trade secrets, in which case we would not be able to assert trade secret rights against these parties.

We cannot provide assurances that the steps we have taken to protect our intellectual property rights are adequate, that our intellectual property rights can be successfully defended and asserted in the future, that third parties will not infringe upon or misappropriate any such rights, or that we own the rights to all improvements or modifications of recipes we have provided to suppliers. In addition, our trademark rights and related registrations may be challenged in the future and could be canceled or narrowed. Failure to protect our trademark rights could prevent us in the future from challenging third parties who use names and logos similar to our trademarks, which may in turn cause consumer confusion or negatively affect consumers’ perception of our brand and products. In addition, if we do not keep our trade secrets confidential, others may produce products with our recipes or formulations. Sophisticated suppliers and food companies can replicate or reverse engineer our recipes fairly easily. Moreover, intellectual property disputes and proceedings and infringement claims may result in a significant distraction for management and significant expense, which may not be recoverable regardless of whether or not we are successful. These proceedings may be protracted with no certainty of success, and an adverse outcome could subject us to liabilities, force us to cease use of certain trademarks or other intellectual property or force us to enter into licenses with others. Any one of these occurrences may adversely affect our business, results of operations and financial condition.

We may not be able to obtain raw materials on a timely basis or in quantities sufficient to meet the demand for our products.

Our financial performance depends in large part on our ability to purchase raw materials in sufficient quantities and of acceptable quality at competitive prices. There can be no assurance on the availability of continued supply or stable pricing of raw materials. Any of our suppliers could discontinue or seek to alter their relationship with us. While we do have commitments with many of our suppliers of raw materials, these commitments do not extend past the growing season and do not insulate our committed crops from inclement weather, insects, disease, or other harvesting problems.

Events that adversely affect our suppliers could impair our ability to obtain raw material inventory in the quantities or of a quality we desire. We currently source most of our raw materials from Italy. Though we are not dependent on any single Italian grower for our supply of a certain crop, events generally affecting these growers could adversely affect our business. Such events include problems with our suppliers’ businesses, finances, labor relations, ability to import raw materials, product quality issues, costs, production, insurance and reputation, as well as disease outbreaks or pandemics (such as the recent coronavirus (COVID-19) pandemic), acts of war, insect infestations, terrorism, natural disasters, fires, earthquakes, weather, flooding or other catastrophic occurrences. We continuously seek alternative sources of raw materials, but we may not be successful in diversifying the suppliers of raw materials we use in our products.

If we need to replace an existing supplier, there can be no assurance that supplies of raw materials will be available when required on acceptable terms, or at all, or that a new supplier would allocate sufficient capacity to us in order for us to meet requirements, fill orders in a timely manner or meet quality standards. If we are unable to manage our supply chain effectively and ensure that our products are available to meet consumer demand, costs of goods sold could increase and sales and profit margins could decrease.

We do not have contracts with customers that require the purchase of a minimum amount of our products.

None of our customers provide us with firm, long-term or short-term volume purchase commitments. As a result, we could have periods during which we have no or limited orders for our products but will continue to have fixed costs. We may not be able to find new customers in a timely manner if we experience no or limited purchase orders. Periods of no or limited purchase orders for our products, particularly from one or more of our five largest customers, could adversely affect our business, financial condition and results of operations.

We may not be able to implement our growth strategy successfully.

Our future success depends on our ability to implement our growth strategy of expanding supply and distribution, improving placement of our products, attracting new consumers to our brand and introducing new products and product extensions, and expanding into new geographic markets. Our ability to implement this growth strategy depends, among other things, on our ability to:

●	manage relationships with various suppliers, brokers, customers and other third parties, and expend time and effort to integrate new suppliers, distributors and customers into our fulfillment operations;

●	continue to compete in the retail channel;

●	increase the brand recognition of Tattooed Chef;

●	expand and maintain brand loyalty;

●	develop new product lines and extensions;

●	successfully integrate any acquired companies or additional production capacity (see “Future acquisitions or investments could disrupt our business and harm our financial condition”);

●	expand into new geographic markets.

We may not be able to do any of the foregoing successfully. Our sales and operating results will be adversely affected if we fail to implement our growth strategy or if we invest resources in a growth strategy that ultimately proves unsuccessful.

We may require additional financing to achieve our goals including acquiring businesses, product lines, and/or facilities, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, may negatively impact our product manufacturing and development, and other operations.

We plan to continue to expend substantial resources for the foreseeable future as we expand into additional markets we may choose to pursue. These expenditures are expected to include costs associated with research and development, the acquisition or expansion of manufacturing and supply capabilities, as well as marketing and selling existing and new products. In addition, other unanticipated costs may arise.

Our operating plan may change because of factors currently unknown to us, and we may need to seek additional funds sooner than planned, including through public equity or debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may adversely affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we has sufficient funds for our current or future operating plans.

Our future capital requirements depend on many factors, including:

●	the number and characteristics of any additional products or manufacturing processes we develop or acquire to serve new or existing markets;

●	the expenses associated with our marketing initiatives;

●	investment in manufacturing to expand manufacturing and production capacity;

●	the costs required to fund domestic and international growth, including acquisitions;

●	the scope, progress, results and costs of researching and developing future products or improvements to existing products or manufacturing processes;

●	any lawsuits related to our products or commenced against us;

●	the expenses needed to attract and retain skilled personnel;

●	the costs associated with being a public company; and

●	the timing, receipt and amount of sales of future products.

Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. If adequate funds are not available on a timely basis, we may be required to:

●	delay, limit, reduce or terminate our manufacturing, research and development activities or growth and expansion plans; and

●	delay, limit, reduce or terminate the expansion of sales and marketing capabilities or other activities that may be necessary to generate revenue and increase profitability.

The “Tattooed Chef” brand has limited awareness among the general public.

We have not conducted a dedicated and significant marketing campaign to educate consumers on the Tattooed Chef brand and we still have limited awareness among the general public. In addition, Tattooed Chef products are available in a limited number of retail stores in the United States.

We will need to dedicate significant resources in order to effectively plan, coordinate, and execute a marketing campaign and to add additional sales and marketing staff. Substantial advertising and promotional expenditures may be required to improve our brand’s market position or to introduce new products to the market. An increase in our marketing and advertising efforts may not maintain our current reputation, or lead to an increase in brand awareness.

Further, we compete against other large, well-capitalized food companies who have significantly more resources than we do. Therefore, we may have limited success, or none at all, in increasing brand awareness and favorability around the Tattooed Chef brand.

Maintaining, promoting and positioning this brand and our reputation will depend on, among other factors, the success of our plant-based product offerings, food safety, quality assurance, marketing and merchandising efforts, and our ability to provide a consistent, high-quality customer experience. Any negative publicity, regardless of its accuracy, could adversely affect our business. Brand value is based on perceptions of subjective qualities, and any incident that erodes the loyalty of customers or suppliers, including adverse publicity, product recall or a governmental investigation or litigation, could significantly reduce the value of the Tattooed Chef brand and significantly damage our business, financial condition and results of operations.

If we fail to manage our future growth effectively, our business could be adversely affected.

We have grown rapidly and anticipate further growth. For example, our revenue increased from $84.9 million in 2019 to $148.5 million in 2020. Our full-time employee count at December 31, 2020 (including employees hired through staffing agencies) was approximately 500, compared to approximately 340 at December 31, 2019. This growth has placed significant demands on our management, financial, operational, technological and other resources. The anticipated growth and expansion of our business and our product offerings will continue to place significant demands on our management and operations teams and require significant additional resources to meet our needs, which may not be available in a cost-effective manner, or at all. If we do not effectively manage our growth, we may not be able to execute on our business plan, respond to competitive pressures, take advantage of market opportunities, satisfy customer requirements or maintain high-quality product offerings, any of which could harm our business, brand, results of operations and financial condition.

Ingredient and packaging costs are volatile and may rise significantly, which may negatively impact the profitability of our business.

We purchase large quantities of raw materials outside of the United States, including from Italy and Brazil. In addition, we purchase and use significant quantities of cardboard, film, and plastic to package our products.

Costs of ingredients and packaging are volatile and can fluctuate due to conditions that are difficult to predict, including global competition for resources, weather conditions, consumer demand and changes in governmental trade and agricultural programs. Volatility in the prices of raw materials and other supplies we purchase could increase our cost of sales and reduce our profitability. Moreover, we may not be able to implement price increases for our products to cover any increased costs, and any price increases we do implement may result in lower sales volumes. If we are not successful in managing our ingredient and packaging costs, if we are unable to increase our prices to cover increased costs or if these price increases reduce sales volumes, then these increases in costs could adversely affect our business, results of operations and financial condition.

Our operations in Italy may expose us to the risk of fluctuation in currency exchange rates and rates of foreign inflation, which could adversely affect our results of operations.

We currently incur some costs and expenses in Euros and expect in the future to incur additional expenses in this currency. As a result, our revenues and results of operations are subject to foreign exchange fluctuations, which we may not be able to manage successfully. There can be no assurance that the Euro will not significantly appreciate or depreciate against the United States dollar in the future. We bear the risk that the rate of inflation in the foreign countries where we incur costs and expenses or the decline in value of the United States dollar compared to these foreign currencies will increase our costs as expressed in United States dollars. Future measures by foreign governments to control inflation, including interest rate adjustments, intervention in the foreign exchange market and changes to the fixed value of their currencies, may trigger increases in inflation. We may not be able to adjust the prices of our products to offset the effects of inflation on our cost structure, which could increase our costs and reduce our net operating margins. While we attempt to mitigate these risks through hedging or other mechanisms, if we do not successfully manage these risks our revenues and results of operations could be adversely affected.

Our revenues and earnings may fluctuate as a result of promotional activities.

We offer sales discounts and promotions through various programs to customers which may occasionally result in reduced revenues or margins. These programs include in-store demonstrations, product discounts, temporary on shelf price reductions, off-invoice discounts, sales samples, retailer promotions, product coupons, and other trade activities we may implement in the future, depending on the customer. We anticipate needing to offer more trade and promotion discounting in order to grow the Tattooed Chef brand, primarily within the conventional retail channel. We anticipate that, at times, these promotional activities may adversely affect our revenues and results of operations.

Fluctuations in results of operations for third and fourth quarters may impact, and may have a disproportionate effect on, overall financial condition and results of operations.

Our business is subject to seasonal fluctuations that may have a disproportionate effect on our results of operations. We have historically experienced moderate revenue seasonality, with the third and fourth fiscal quarters generating higher sale amounts due to product demonstration schedules, new stock keeping unit (“SKU”) promotions and retailers allotting additional freezer space for holiday items. Any factors that harm our third and fourth quarter operating results, including disruptions in our supply chain, adverse weather or unfavorable economic conditions, may have a disproportionate effect on our results of operations for the entire year.

Litigation or legal proceedings could expose us to significant liabilities and negatively impact our reputation or business.

From time to time, we may be party to various claims and litigation proceedings. We evaluate these claims and litigation proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, we may establish reserves, as appropriate. These assessments and estimates are based on the information available to management at the time and involve a significant amount of management judgment. Actual outcomes or losses may differ materially from our assessments and estimates.

An indirect subsidiary of ours, Ittella Italy, is involved in certain litigation related to the death of an independent contractor who fell off the roof of Ittella Italy’s premises while performing pest control services. The case was brought by five relatives of the deceased worker. The five plaintiffs are seeking collectively 1,869,000 Euros from the defendants. In addition to Ittella Italy, the pest control company for which the deceased was working at the time of the accident is a co-defendant. Furthermore, under Italian law, the president of an Italian company is automatically criminally charged if a workplace death occurs on site. Ittella Italy has engaged local counsel, and while local counsel does not believe it is probable that Ittella Italy or its president will be found culpable, Ittella Italy cannot predict the ultimate outcome of the litigation. Procedurally, the case remains in a very early stage of the litigation. Ultimately, a trial will be required to determine if the defendants are liable, and if they are liable, a second separate proceeding will be required to establish the amount of damages owed by each of the co-defendants. Both co-defendants have insurance policies that may be at issue in the case. Ittella Italy believes any required payment could be covered by its insurance policy; however it is not possible to determine the amount at which the insurance company will reimburse Ittella Italy or whether any reimbursement will be received at all. Based on information received from its Italian lawyers, Ittella Italy believes that the litigation may continue for a number of years before it is finally resolved.

Generally, while we maintain insurance for certain potential liabilities, such insurance does not cover all types and amounts of potential liabilities and is subject to self-insured retentions, various exclusions as well as caps on amounts recoverable. Even if we believe a claim is covered by insurance, insurers may dispute our entitlement to recovery for a variety of potential reasons, which may affect the timing and, if the insurers prevail, the amount of our recovery.

Failure by our transportation providers to deliver products on time, or at all, could result in lost sales.

We currently rely upon numerous third-party transportation providers for all product shipments. Our utilization of delivery services for shipments is subject to risks, including increases in fuel prices, which would increase shipping costs, employee strikes, disease outbreaks or pandemics (such as the recent COVID-19 pandemic), and inclement weather, which may impact the ability of providers to provide delivery services that adequately meet our shipping needs, if at all. If we need to source alternative transportation methods, we may not be able to obtain terms as favorable as those we receive from the third-party transportation providers that we currently use, which in turn would increase costs and thereby adversely affect operating results.

We rely on independent certification for a number of our products.

We rely on independent third-party certifications, such as certifications of our products as “USDA organic,” “BRC,” “gluten free,” “Non-GMO” or “kosher,” to differentiate our products from others. We must comply with the requirements of independent organizations or certification authorities in order to label our products with these certifications, and there can be no assurance that we will continue to meet these requirements. The loss of any independent certifications could adversely affect our business.

We rely on information technology systems and any inadequacy, failure, interruption or security breaches of those systems may harm our ability to operate our business effectively.

We are dependent on various information technology systems, including, but not limited to, networks, applications and outsourced services in connection with the operation of its business. A failure of our information technology systems to perform as we anticipate could disrupt our business and result in transaction errors, processing inefficiencies and loss of sales, causing our business to suffer. In addition, our information technology systems may be vulnerable to damage or interruption from circumstances beyond our control, including fire, natural disasters, systems failures, viruses and security breaches. Any such damage or interruption could adversely affect our business.

Our geographic focus makes us particularly vulnerable to economic and other events and trends in the United States.

We operate mainly in the United States and sell our products primarily in the United States and, therefore, are particularly susceptible to adverse regulations, economic climate, consumer trends, market fluctuations, and other adverse events in the United States. The concentration of our businesses in the United States could present challenges and may increase the likelihood that an adverse event in the United States would adversely affect our product sales, financial condition and operating results.

If we experience the loss of one or more of our food brokers that cannot be replaced in a timely manner, results of operations may be adversely affected.

We utilize food brokers to assist in establishing and maintaining relationships with certain key customers, which represent the bulk of our revenue. We have written agreements with several different brokers, each of whom facilitates our relationship with a different key customer. Pursuant to these agreements, our brokers are entitled to a commission based on the revenue they facilitate between us and our key customers. Commissions range from 1.5% to 3.0% of sales, with the exception of one broker to whom we owe commissions equal to 5.0% until sales through that broker exceed a certain threshold. The loss of any one of these food brokers could negatively impact the customer relationship resulting in our business, results of operation and financial condition being adversely affected.

Identifying new brokers can be time-consuming and any resulting delay may be disruptive and costly to our business. While we believe we may be able to continue to supply these key customers without broker relationships, we believe that doing so could consume a significant amount of management’s time and attention. There is no assurance that we will be able to establish and maintain successful relationships with new brokers. We may have to incur significant expenses to attract and maintain brokers.

We rely on a single supplier for liquid nitrogen.

We rely on a sole supplier, Messer LLC, for liquid nitrogen, which is used in production to freeze products during the manufacturing process. The agreement with this supplier provides for up to 120% of our monthly requirements of liquid nitrogen and does not expire until 2025. We also believe we can obtain liquid nitrogen from an alternate supplier on commercially reasonable terms. Nonetheless, there is no guarantee that our supply of liquid nitrogen will not be disrupted due to various risks, including increases in fuel prices, employee strikes and inclement weather, or disruptions in the supplier’s operations.

We have identified material weaknesses in our internal controls over financial reporting and may not be able to establish appropriate internal controls in a timely manner. Failure to achieve and maintain effective internal controls over financial reporting could lead to misstatements in our financial reporting and adversely affect our business.

As a private company, we were not required to document and test our internal controls over financial reporting nor was our management required to certify the effectiveness of internal controls and our auditors were not required to opine on the effectiveness of our internal control over financial reporting. Ensuring that we have adequate internal financial and accounting controls and procedures in place to produce accurate financial statements on a timely basis is a costly and time-consuming effort. The rapid growth of our operations has created a need for additional resources within the accounting and finance functions due to the increasing need to produce timely financial information and to ensure the level of segregation of duties customary for a U.S. public company. We have identified a number of material weaknesses in our internal financial and accounting controls and procedures, including an insufficient complement of resources with an appropriate level of accounting knowledge, experience and training commensurate with our structure and financial reporting requirements and the need to implement an enterprise resource planning information management system to provide for greater depth and breadth of functionality and effectively manage our business data, communications, supply chain, order entry and fulfillment, inventory and warehouse management and other business processes.

We have identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement in our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. In connection with the audit of our consolidated financial statements as of and for the year ended December 31, 2020, there were several material weaknesses identified in our internal control over financial reporting. The material weaknesses identified were as follows: (i) we did not design or maintain an effective control environment commensurate with financial reporting requirements due to lack of a sufficient number of accounting professionals with the appropriate level of experience and training; (ii) we did not design and maintain formal accounting policies, procedures and controls to achieve complete, accurate and timely financial accounting, reporting and disclosures, and monitoring controls maintained at the corporate level were not at a sufficient level of precision to provide for the appropriate level of oversight of activities related to our internal control over financial reporting; (iii) we did not implement and maintain appropriate information technology general controls, including controls over data center and network operations, system software acquisition, change and maintenance, program changes, access security and application system acquisition, development, and maintenance; (iv) we did not design and maintain effective controls over segregation of duties with respect to the preparation and review of account reconciliations as well as creating and posting manual journal entries; and (v) we did not design and maintain formal accounting policies, processes and controls to analyze, account for and disclose complex transactions.

Even after establishing internal controls, our management does not expect that our internal controls ever will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. No evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the business will have been detected.

We need to implement an Enterprise Resource Planning (“ERP”) system. Significant additional costs, cost overruns and delays in connection with the implementation of an ERP system may adversely affect results of operations.

We do not have a current ERP system and are in the process of selecting and implementing a company-wide ERP system. This is a lengthy and expensive process that will result in a diversion of resources from other operations. Any disruptions, delays or deficiencies in the design and/or implementation of the new ERP system, particularly any disruptions, delays or deficiencies that impact operations, could adversely affect our ability to run and manage our business effectively.

The implementation of an ERP system has and will continue to involve substantial expenditures on system hardware and software, as well as design, development and implementation activities. There can be no assurance that other cost overruns relating to the ERP system will not occur. Our business and results of operations may be adversely affected if we experience operating problems, additional costs, or cost overruns during the ERP implementation process.

Risk Factors Related to Regulations

Our operations are subject to FDA, FTC and other foreign, federal, state and local regulation, and there is no assurance that we will be in compliance with all regulations.

Our operations are subject to extensive regulation by the FDA, FTC, and other foreign, federal, state and local authorities. Specifically, for products manufactured or sold in the United States, we are subject to the requirements of the Federal Food, Drug and Cosmetic Act and regulations promulgated thereunder by the FDA. This comprehensive regulatory program governs, among other things, the manufacturing, composition and ingredients, packaging, labeling and safety of food. Under this program, the FDA requires that facilities that manufacture food products comply with a range of requirements, including hazard analysis and preventive controls regulations, current good manufacturing practices, or cGMPs, and supplier verification requirements. Our processing facilities, as well as those of our suppliers, are subject to periodic inspection by foreign, federal, state and local authorities. We do not control the manufacturing processes of, and rely upon, suppliers for compliance with cGMPs for the manufacturing of some products by our suppliers. If we or our suppliers cannot successfully manufacture products that conform to our specifications and the strict regulatory requirements of the FDA or other regulators, we or our suppliers may be subject to adverse inspectional findings or enforcement actions, which could impact our ability to market our products, could result in our suppliers’ inability to continue manufacturing for us, or could result in a recall of our product that has already been distributed. In addition, we rely upon our suppliers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable state, local or foreign regulatory authority determines that we or our suppliers have not complied with the applicable regulatory requirements, our business may be impacted. The FTC and other authorities regulate how we market and advertise our products, and we could be the target of claims relating to alleged false or deceptive advertising under federal, state, and foreign laws and regulations. Changes in these laws or regulations or the introduction of new laws or regulations could increase the costs of doing business for us or our customers or suppliers or restrict our actions, causing our operating results to be adversely affected.

In Italy, food safety is regulated by specific legislation and compliance by the MOH, with administrative authority further delegated to ASLs. The MOH is organized into 12 directorates-general and the directorate-general and monitors, among others, the health and safety of food production and marketing, nutrition labeling, and food additives. While the ASLs administer compliance of the food safety laws through, among other things, inspections, the MOH may also conduct inspections under the purview of the relevant directorate-general. If products manufactured in Italy do not conform to local requirements, production in our Italy facility could be suspended until this facility is brought into compliance.

Failure by us or our suppliers to comply with applicable laws and regulations or maintain permits, licenses or registrations relating to us or our suppliers’ operations could subject us to civil remedies or penalties, including fines, injunctions, recalls or seizures, warning letters, restrictions on the marketing or manufacturing of products, or refusals to permit the import or export of products, as well as potential criminal sanctions, which could result in increased operating costs resulting in an adverse effect on our operating results and business.

We are subject to international regulations that could adversely affect our business and results of operations.

We are subject to extensive regulations internationally where we manufacture, distribute and/or sell products. A significant portion of our products are manufactured in our facility in Italy. Our products are subject to numerous food safety and other laws and regulations relating to the sourcing, manufacturing, composition and ingredients, storing, labeling, marketing, advertising and distribution of these products. In addition, enforcement of existing laws and regulations, changes in legal requirements and/or evolving interpretations of existing regulatory requirements may result in increased compliance costs and create other obligations, financial or otherwise, that could adversely affect our business, financial condition or operating results. In addition, with expanding international operations, we could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act, or FCPA, and similar worldwide anti-bribery laws, which generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials or other third parties for the purpose of obtaining or retaining business. While our policies mandate compliance with these anti-bribery laws, our internal control policies and procedures may not protect us from reckless or criminal acts committed by our employees, contractors or agents. Violations of these laws, or allegations of such violations, could disrupt our business and adversely affect our operations, cash flows and financial condition.

Legal claims, government investigations or other regulatory enforcement actions could subject us to civil and criminal penalties.

We operate in a highly regulated environment with constantly evolving legal and regulatory frameworks. Consequently, we are subject to heightened risk of legal claims, government investigations or other regulatory enforcement actions. Although we have implemented policies and procedures designed to ensure compliance with existing laws and regulations, there can be no assurance that our employees, temporary workers, contractors or agents will not violate our policies and procedures. Moreover, a failure to maintain effective control processes could lead to violations, unintentional or otherwise, of laws and regulations. Legal claims, government investigations or regulatory enforcement actions arising out of failure or alleged failure to comply with applicable laws and regulations could subject us to civil and criminal penalties that could adversely affect our product sales, reputation, financial condition and operating results. In addition, the costs and other effects of defending potential and pending litigation and administrative actions against us may be difficult to determine and could adversely affect our financial condition and operating results.

Changes in existing laws or regulations, or the adoption of new laws or regulations may increase costs and otherwise adversely affect our business, results of operations and financial condition.

The manufacture and marketing of food products is highly regulated. We and our suppliers are subject to a variety of laws and regulations. These laws and regulations apply to many aspects of our business, including the manufacture, composition and ingredients, packaging, labeling, distribution, advertising, sale, quality and safety of products, as well as the health and safety of employees and the protection of the environment.

In the United States, we are subject to regulation by various government agencies, including the FDA, the FTC, OSHA, laws related to product labeling and advertising and marketing, and the EPA, as well as the requirements of various state and local agencies, including, the Los Angeles County Department of Public Health and California’s Safe Drinking Water and Toxic Enforcement Act of 1986 (“Proposition 65”). We are also regulated outside the United States by various international regulatory bodies. In addition, we are subject to certain third-party private standards, including Global Food Safety Initiative (“GFSI”) related certifications such as British Retail Consortium standards. We could incur costs, including fines, penalties and third-party claims, because of any violations of, or liabilities under, such requirements, including any competitor or consumer challenges relating to compliance with such requirements.

The regulatory environment in which we operate could change significantly and adversely in the future. Any change in manufacturing, labeling or packaging requirements for our products may lead to an increase in costs or interruptions in production, either of which could adversely affect our operations and financial condition. New or revised government laws and regulations could result in additional compliance costs and, in the event of non-compliance, civil remedies, including fines, injunctions, withdrawals, recalls or seizures and confiscations, as well as potential criminal sanctions, any of which may adversely affect our business, results of operations and financial condition.

Failure by suppliers to comply with food safety, environmental or other laws and regulations, or with the specifications and requirements of our products, may disrupt our supply of products and adversely affect our business.

If our suppliers fail to comply with food safety, environmental or other laws and regulations, or face allegations of non-compliance, their operations may be disrupted. Additionally, our suppliers are required to maintain the quality of our products and to comply with our product specifications, and these suppliers must supply ingredients that meet quality standards. In the event of actual or alleged non-compliance, our supply of raw materials or finished inventory could be disrupted or our costs could increase, which would adversely affect our business, results of operations and financial condition. The failure of any supplier to produce products that conform to our standards could adversely affect our reputation in the marketplace and result in product recalls, product liability claims and economic loss. Additionally, actions we may take to mitigate the impact of any disruption or potential disruption in the supply of raw materials or finished inventory, including increasing inventory in anticipation of a potential supply or production interruption, may adversely affect our business, results of operations and financial condition.

Good manufacturing practice standards and food safety compliance metrics are complex, highly subjective and selectively enforced.

The federal regulatory scheme governing food products establishes guideposts and objectives for complying with legal requirements rather than providing clear direction on when particular standards apply or how they must be met. For example, FDA regulations referred to as Hazard Analysis and Risk Based Preventive Controls for Human Food require that we evaluate food safety hazards inherent to our specific products and operations. We must then implement “preventive controls” in cases where we determine that qualified food safety personnel would recommend that we do so. Determining what constitutes a food safety hazard, or what a qualified food safety expert might recommend to prevent such a hazard, requires evaluating a variety of situational factors. This analysis is necessarily subjective, and a government regulator may find our analysis or conclusions inadequate. Similarly, the standard of “good manufacturing practice” to which we are held in our food production operations relies on a hypothesis regarding what individuals and organizations qualified in food manufacturing and food safety would find to be appropriate practices in the context of our operations. Government regulators may disagree with our analyses and decisions regarding the good manufacturing practices appropriate for our operations.

Decisions made or processes adopted by us in producing our products are subject to after the fact review by government authorities, sometimes years after the fact. Similarly, governmental agencies and personnel within those agencies may alter, clarify or even reverse previous interpretations of compliance requirements and the circumstances under which they will institute formal enforcement activity. It is not always possible to accurately predict regulators’ responses to actual or alleged food production deficiencies due to the large degree of discretion afforded regulators. We may be vulnerable to civil or criminal enforcement action by government regulators if they disagree with our analyses, conclusions, actions or practices. This could adversely affect our business, financial condition and operating results.

Risk Factors Relating to Ownership of Our Securities

Mr. Galletti has significant influence or control over us and his interests may conflict with those of other stockholders.

As of March 17, 2021, Mr. Galletti and Project Lily LLC, which is controlled by Mr. Galletti, own approximately 40.2% of our outstanding common stock. As such, Mr. Galletti has significant influence, including control over the election of the members of our Board thereby may significantly influence our policies and operations, including the appointment of management, future issuances of our common stock or other securities, the payment of dividends, if any, the incurrence or modification of debt, amendments to our certificate of incorporation and bylaws, and the entering into of extraordinary transactions, and Mr. Galletti’s interests may not in all cases be aligned with those of other stockholders.

We have adopted policies and procedures, specifically a Code of Ethics and a Related Party Transactions Policy, to identify, review, consider and approve such conflicts of interest. In general, if an affiliate of a director, executive officer or significant stockholder, including Mr. Galletti, intends to engage in a transaction involving us, that director, executive officer or significant stockholder must report the transaction for consideration and approval by our audit committee. However, there are no assurances that our efforts and policies to eliminate the potential impacts of conflicts of interest will be effective.

Anti-takeover provisions contained in our charter and proposed bylaws, as well as provisions of Delaware law, could impair a takeover attempt.

Our charter contains provisions that may hinder unsolicited takeover proposals that stockholders may consider to be in their best interests. We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

We are an emerging growth company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company through 2023, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700,000,000 as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any election to opt out is irrevocable. We have elected not to opt out of the extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

We were not managed as a public company prior to the Business Combination, and our current resources may not be sufficient to fulfill our public company obligations.

We are subject to various regulatory requirements, including those of the SEC and Nasdaq. These requirements include record keeping, financial reporting and corporate governance rules and regulations. Our current management team has limited experience in managing a public company. We have not historically had the resources typically found in a public company. Our internal infrastructure may not be adequate to support our increased reporting obligations, and we may be unable to hire, train or retain necessary staff and may be reliant on engaging outside consultants or professionals to overcome our lack of experience or employees. Our business could be adversely affected if our internal infrastructure is inadequate if we are unable to engage outside consultants or if we are otherwise unable to fulfill public company obligations.

Sales of shares by existing stockholders could cause our stock price to decline.

We filed on November 5, 2020 a registration statement on Form S-1 with respect to the resale of up to 46,605,329 shares of our common stock, par value $0.0001 per share, warrants included in the private placement units issued in the concurrent placement at the time of our initial public offering to purchase up to 655,000 shares of common stock, and up to 20,000,000 shares of common stock underlying the warrants included in the units issued in our initial public offering. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock.

General Risk Factors

The COVID-19 pandemic could adversely impact our business, results of operations and financial condition.

The World Health Organization declared COVID-19 to constitute a “Public Health Emergency of International Concern” on January 30, 2020 and finally characterized it as a “pandemic” on March 11, 2020. The outbreak has reached more than 160 countries, resulting in the implementation of significant governmental measures, including lockdowns, closures, quarantines and travel bans, intended to control the spread of the virus.

The COVID-19 outbreak has already caused severe global disruptions. In response to the virus, Italy (where the majority of our vegetables are sourced) implemented a lockdown, which lasted from March 9, 2020 to May 18, 2020. Spain and France also implemented lockdown measures, and other countries and local governments have enacted similar policies. European Union (“EU”) nations have begun admitting residents from certain countries but, as of the date of this prospectus, residents of the United States are not allowed to enter EU nations. As a result, our United States management team has not travelled to Italy in 2020, as they would have done in the absence of COVID-19.

In addition, the United States has temporarily restricted travel by foreign nationals into the country from a number of places, including China, Europe, and Brazil. Companies are also taking precautions, such as requiring employees to work remotely, imposing travel restrictions and temporarily closing businesses. These restrictions, and future prevention and mitigation measures, are likely to have an adverse impact on global economic conditions and consumer confidence and spending, which could adversely affect the supply of, as well as the demand for, our products. Uncertainties regarding the economic impact of COVID-19 are likely to result in sustained market turmoil, which could also negatively impact our business, financial condition and cash flows.

We operate production space in Paramount, California and Prossedi, Italy. While we comply with applicable COVID-19 guidelines (such as requiring all employees to wear masks and practice additional disinfecting measures while in our facilities), some aspects of our operations make strict compliance impossible. For example, it is not always feasible to require employees to stay at least six feet apart at all times in our facilities. As a result, there may be additional positive cases of COVID-19 among our employees. If we are forced to scale back hours of production or close these facilities in response to the pandemic, our business, financial condition and results of operations would be adversely affected.

On or around October 28, 2020, we received a letter from the State of California Department of Industrial Relations, Division of Occupational Safety and Health, which, among other things, informed us that the division received a complaint alleging that we have not strictly followed guidance from the U.S. Centers for Disease Control regarding social distancing. The division indicated in its letter to us that the division has not determined whether or not the allegation is true and that it does not intend to conduct an investigation. The letter is not a citation nor a notification of any proposed penalty. We provided a written response to this letter on November 3, 2020 and have not received a response as of the date of this annual report.

Furthermore, COVID-19 may impact customer and consumer demand. Governmental organizations, such as the U.S. Centers for Disease Control and Prevention and state and local governments, have recommended and/or imposed increased community-based interventions, including event cancellations, social distancing measures, and restrictions on gatherings of more than ten people.

The extent of COVID-19’s effect on our operational and financial performance will depend on future developments, including the duration, spread and intensity of the outbreak and the timing and effectiveness of vaccine distribution, all of which are uncertain and difficult to predict considering the rapidly evolving landscape. As a result, it is not currently possible to ascertain the overall impact of COVID-19 on our business. However, if the pandemic continues to evolve into a severe worldwide health crisis or if an insufficient number of people are vaccinated, the disease could adversely affect our business, results of operations, financial condition and cash flows.

We may not be able to compete successfully in our highly competitive market.

We compete with conventional frozen food companies such as Nestle, Conagra Brands, B&G Foods and Amy’s Kitchen that may have substantially greater financial and other resources than we do. They may also have lower operational costs, and as a result may be able to offer products at lower costs than our plant-based products. This could cause us to lower prices, resulting in lower profitability or, in the alternative, cause us to lose market share if we fail to lower prices. Views towards plant-based products may also change, which may result in lower consumption of these products. If other foods or other plant-based products become more popular, we may be unable to compete effectively. Generally, the food industry is dominated by multinational corporations with substantially greater resources and operations than ours. We cannot be certain that we will successfully compete with larger competitors that have greater financial, sales, and technical resources. Conventional food companies may acquire competitors or launch their own plant-based products, and they may be able to use their resources and scale to respond to competitive pressures and changes in consumer preferences by introducing new products, reducing prices, or increasing promotional activities, among other things. Retailers also may market competitive products under their own private labels, which are generally sold at lower prices and may compete with some of our products. Competitive pressures or other factors could cause us to lose market share, which may require us to lower prices, increase marketing and advertising expenditures, or increase the use of discounting or promotional campaigns, each of which would adversely affect our margins and could result in a decrease in our operating results and profitability.

Our growth may be limited if we are unable to expand our distribution channels and secure additional retail space for our products.

Our results will depend on our ability to drive revenue growth, in part, by expanding the distribution channels for our products and the number of products carried by each retailer. Our ability to do so, however, may be limited by an inability to secure additional retail space for our products. Retail space for frozen products is limited and is subject to competitive and other pressures, and there can be no assurance that retail stores will provide sufficient space to enable us to meet our growth objectives.

Historical results are not indicative of future results.

Historical quarter-to-quarter and period-over-period comparisons of our sales and operating results are not necessarily indicative of future quarter-to-quarter and period-over-period results. Investors should not rely on the results of a single quarter or period as an indication of our annual results or our future performance.

A cybersecurity incident, other technology disruptions or failure to comply with laws and regulations relating to privacy and the protection of data relating to individuals could negatively impact our business, reputation and relationships with customers.

We use computers in substantially all aspects of business operations, including using mobile devices, social networking and other online activities to connect with our employees, suppliers, distributors, customers and consumers. This use, as is present with nearly all companies, gives rise to cybersecurity risks, including security breaches, espionage, system disruption, theft and inadvertent release of information. Our business involves the storage and transmission of numerous classes of sensitive and/or confidential information and intellectual property, including customers’ and suppliers’ information, private information about employees and financial and strategic information about us and our business partners. Further, as we pursue new initiatives that improve our operations and cost structure, potentially including acquisitions, we may also expand our information technologies, resulting in a larger technological presence and corresponding exposure to cybersecurity risk. If we fail to assess and identify cybersecurity risks associated with new initiatives or acquisitions, we may become increasingly vulnerable to such risks. Additionally, while we have implemented measures to prevent security breaches and cyber incidents, these preventative measures and incident response efforts may not be entirely effective. The theft, destruction, loss, misappropriation, or release of sensitive and/or confidential information or intellectual property, or interference with our information technology systems or the technology systems of third parties on which we rely, could result in business disruption, negative publicity, brand damage, violation of privacy laws, loss of customers, potential liability, and competitive disadvantage, all of which could adversely affect our business, financial condition or results of operations.

In addition, we are subject to laws, rules and regulations in North America and the European Union relating to the collection, use and security of personal information and data. These data privacy laws, regulations and other obligations may require us to change our business practices and may negatively impact its ability to expand its business and pursue business opportunities. We may incur significant expenses to comply with the laws, regulations and other obligations that apply to us. Additionally, the privacy and data protection related laws, rules and regulations applicable to us are subject to significant change. Several jurisdictions have passed new laws and regulations in this area, and other jurisdictions are considering imposing additional restrictions. For example, our operations are subject to the European Union’s General Data Protection Regulation, which imposes data privacy and security requirements on companies doing business in the European Union, including substantial penalties for non-compliance. In addition, the California Consumer Privacy Act (the “CCPA”), which went into effect on January 1, 2020, imposes similar requirements on companies handling data of California residents and creates a new and potentially severe statutory damages framework for violations of the CCPA and businesses that fail to implement reasonable security procedures and practices to prevent data breaches. Privacy and data protection related laws and regulations also may be interpreted and enforced inconsistently over time and from jurisdiction to jurisdiction. Any actual or perceived inability to comply with applicable privacy or data protection laws, regulations, or other obligations could result in significant cost and liability, litigation or governmental investigations, damage our reputation, and adversely affect our business.

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

Disruptions in the worldwide economy may adversely affect our business, results of operations and financial condition.

The global economy can be negatively impacted by a variety of factors such as the spread or fear of spread of contagious diseases (such as the recent COVID-19 pandemic) in locations where our products are sold, man-made or natural disasters, actual or threatened war, terrorist activity, political unrest, civil strife and other geopolitical uncertainty. In addition, Italian operations could be affected by criminal violence, primarily due to the activities of organized crime that Italy has experienced and may continue to experience. These adverse and uncertain economic conditions may impact distributor, retailer, foodservice and consumer demand for our products. In addition, our ability to manage normal commercial relationships with our suppliers, distributors, customers and consumers and creditors may suffer. Consumers may shift purchases to lower-priced or other perceived value offerings during economic downturns as a result of various factors, including job losses, inflation, higher taxes, reduced access to credit, change in federal economic policy and international trade disputes. A decrease in consumer discretionary spending may also result in consumers reducing the frequency and amount spent on food prepared away from home. Distributors and customers may become more conservative in response to these conditions and seek to reduce their inventories. Our results of operations depend upon, among other things, our ability to maintain and increase sales volume with our existing customers, our ability to attract new consumers, the financial condition of consumers and our ability to provide products that appeal to consumers at the right price. Decreases in demand for products without a corresponding decrease in costs would put downward pressure on margins and would negatively impact financial results. Prolonged unfavorable economic conditions or uncertainty may adversely affect our sales and profitability and may result in consumers making long-lasting changes to their discretionary spending behavior on a more permanent basis.

Future acquisitions or investments could disrupt our business and harm our financial condition.

In the future, we may pursue acquisitions of companies or of production capacity or make investments that we believe will help us achieve our strategic objectives. We have not completed an acquisition prior to the date of the business combination and the Company’s management team lacks significant experience negotiating acquisitions of other companies and integrating acquired companies. We may not be able to find suitable acquisition candidates, and even if we do, we may not be able to complete acquisitions on favorable terms, if at all. If we do complete acquisitions, we may not ultimately achieve our goals or realize anticipated benefits. Pursuing acquisitions and any integration process related to acquisitions will require significant time and resources and could divert management time and focus from operation of our then-existing business, and we may not be able to manage the process successfully. Any acquisitions we complete could be viewed negatively by customers or consumers. An acquisition, investment or business relationship may result in unforeseen operating difficulties and expenditures, including disrupting ongoing operations and subjecting us to additional liabilities, increasing expenses, and adversely impacting our business, financial condition and operating results. Moreover, we may be exposed to unknown liabilities related to the acquired company or product, and the anticipated benefits of any acquisition, investment or business relationship may not be realized if, for example, we fail to successfully integrate an acquisition into our business. To pay for any such acquisitions, we would have to use cash, incur debt, or issue equity securities, each of which may affect our financial condition or value. If we incur more debt it would result in increased fixed obligations and could also subject us to covenants or other restrictions that would impede our ability to manage our operations. Our acquisition strategy could require significant management attention, disrupt our business and harm our business, financial condition and results of operations.

Climate change may negatively affect our business and operations.

Carbon dioxide and other greenhouse gases in the atmosphere may adversely affect the environment, including global temperatures, weather patterns and the frequency and severity of extreme weather and related disasters. This could, in turn, negatively affect agricultural productivity, subjecting us to decreased availability or less favorable pricing for certain commodities that are necessary for our products, such as cauliflower, zucchini, and carrots, among others. Furthermore, we may also be subjected to decreased availability and quality of water, or less favorable pricing for water, which could adversely impact our manufacturing operations.

The United Kingdom’s withdrawal from the European Union may negatively affect global economic conditions, financial markets and our business.

Following a national referendum and enactment of legislation by the government of the United Kingdom, the United Kingdom formally withdrew from the European Union on January 31, 2020 and entered into a transition period during which it will continue its ongoing and complex negotiations with the European Union relating to the future trading relationship between the parties. Significant political and economic uncertainty remains about whether the terms of the relationship will differ materially from the terms before withdrawal, as well as about the possibility that a so-called “no deal” separation will occur if negotiations are not completed by the end of the transition period.

These developments, or the perception that any of them could occur, have had and may continue to adversely affect global economic conditions and the stability of global financial markets, and may significantly reduce global market liquidity, restrict the ability of key market participants to operate in certain financial markets, restrict our access to capital, or negatively impact the financial conditions in Italy, where a significant amount of our raw materials are sourced. Any of these factors could adversely affect our business, financial condition and results of operations.

Our stock price may be volatile and may decline regardless of our operating performance.

Our stock price is likely to be volatile. The trading prices of the securities of companies in our industry have been highly volatile. As a result of this volatility, investors may not be able to sell their common stock at or above their purchase price. The market price of our common stock and warrants may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

●	actual or anticipated fluctuations in our revenue and other operating results, including as a result of the addition or loss of any number of clients;

●	announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures, or capital commitments;

●	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;

●	failure of securities analysts to initiate or maintain coverage of us, changes in ratings and financial estimates and the publication of other news by any securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;

●	changes in operating performance and stock market valuations of our competitors or companies in similar industries;

●	the size of our public float;

●	new laws or regulations or new interpretations of existing laws or regulations applicable to our business or industry, including data privacy and data security;

●	price and volume fluctuations in the trading of our common stock and warrants and in the overall stock market, including as a result of trends in the economy as a whole;

●	lawsuits threatened or filed against us for claims relating to intellectual property, employment issues, or otherwise;

●	changes in our board of directors (our “Board”) or management;

●	short sales, hedging, and other derivative transactions involving our common stock;

●	sales of large blocks of our common stock including sales by our executive officers, directors, and significant stockholders; and

●	other events or factors, including changes in general economic, industry and market conditions, and trends, as well as any natural disasters that may affect our operations.

In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies in our industry. Stock prices of such companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies.

In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management, and harm our business.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We lease processing facilities in Prossedi, Italy and Paramount, California and have a small office suite lease in San Pedro, California. The Paramount facility also serves as our headquarters. Ittella Properties, a related entity controlled by Mr. Galletti, owns one of the buildings that comprise the Paramount facility and Deluna, a related party controlled by Mr. Galletti, owns the San Pedro building. We believe that the lease terms with Ittella Properties and Deluna are on an arms-length basis.

We believe that our current facilities are adequate to meet ongoing needs and that, if we require additional space, we will be able to obtain additional facilities on commercially reasonable terms.

Item 3. Legal Proceedings.

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.

An indirect subsidiary of ours, Ittella Italy, is involved in certain litigation related to the death of an independent contractor who fell off of the roof of Ittella Italy’s premises while performing pest control services. The case was brought by five relatives of the deceased worker. The five plaintiffs are seeking collectively 1,869,000 Euros from the defendants. In addition to Ittella Italy, the pest control company for which the deceased was working at the time of the accident is a co-defendant. Furthermore, under Italian law, the president of an Italian company is automatically criminally charged if a workplace death occurs on site. Ittella Italy has engaged local counsel, and while local counsel does not believe it is probable that Ittella Italy or its president will be found culpable, Ittella Italy cannot predict the ultimate outcome of the litigation. Procedurally, the case remains in a very early stage of the litigation, Ultimately, a trial will be required to determine if the defendants are liable, and if they are liable, a second separate proceeding will be required to establish the amount of damages owed by each of the co-defendants. Both co-defendants have insurance policies that may be at issue in the case. Ittella Italy believes any required payment could be covered by its insurance policy; however, it is not possible to determine the amount at which the insurance company will reimburse Ittella Italy or whether any reimbursement will be received at all. Based on information received from its Italian lawyers, Ittella Italy believes that the litigation may continue for a number of years before it is finally resolved.

Except as set forth above, we are not currently a party to any legal proceeding that we believe would adversely affect our financial position, results of operations, or cash flows and are not aware of any material legal proceedings contemplated by governmental authorities.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the Nasdaq Capital Market under the symbol “TTCF.”

Holders

As of March 17, 2021, there were 62 holders of record of our shares of common stock. The actual number of stockholders of our common stock is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares of common stock are held in street name by banks, brokers and other nominees.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends in the foreseeable future. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial. The payment of any cash dividends will be within the discretion of our board of directors. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future.

Recent Sales of Unregistered Equity Securities

In connection with the Business Combination, the following transactions were consummated prior to the closing of the Business Combination: (i) UMB Capital Corporation (“UMB”) contributed all of the equity interests in Ittella International, LLC, a California limited liability, and direct subsidiary of Ittella Parent owned by it, to Ittella Parent in exchange for Ittella Parent issuing to UMB 1,176 shares of common stock of Ittella Parent; (ii) Pizzo Food Srls, a company organized under the laws of Italy (“Pizzo”) has contributed all of the equity interests in Ittella Italy owned by it to Ittella’s Chef LLC in exchange for Ittella Parent issuing to Pizzo one share of Class B special stock, par value $0.001 per share of Ittella Parent; (iii) Salvatore Galletti has transferred some of his shares of common stock of Ittella Parent to Project Lily, which is controlled by Salvatore Galletti; and (iv) Ittella Parent issued one share of Class A special stock, par value $0.001 per share, in Ittella Parent to Stephanie Dieckmann (these transactions collectively, the “Restructuring”). The Restructuring was consummated prior to the Business Combination. The shares of Class A and Class B special stock of Ittella Parent were converted into shares of our common stock upon consummation of the Business Combination.

The shares issued to the applicable holders as part of the Restructuring and to the stockholders of Ittella Parent in connection with the Closing were issued pursuant to and in accordance with exemptions from registration under the Securities Act, under Section 4(a)(2) of and/or Regulation D promulgated under the Securities Act.

Upon the closing of the Business Combination, (i) all shares of Class B common stock were reclassified to Class A common stock; and (ii) immediately thereafter, all shares of Class A common stock were reclassified to our common stock.

On December 17, 2020, we issued an incentive award of 4,935 fully vested shares of our common stock to each of the nine members of our board of directors (total 44,415 shares) pursuant to our 2020 Incentive Award Plan. The issuances were exempt from registration pursuant to Section 4(a)(2) of and Regulation D under the Securities Act of 1933. Each of the award recipients is an “accredited investor” as that term is defined in Rule 501 of Regulation D and no general solicitation was employed.

Item 6. Selected Financial Data.

Not required for smaller reporting companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes that appear elsewhere in this prospectus. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere particularly in the section titled “Risk Factors” and elsewhere in this prospectus.

Prior to October 15, 2020, we were known as Forum Merger II Corporation. On October 15, 2020, Forum completed the Business Combination with Myjojo, Inc., a private company.

The Business Combination was accounted for as a reverse merger in accordance with GAAP. Under this method of accounting, Forum was treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of Ittella Parent issuing stock for the net assets of Forum, accompanied by a recapitalization. The net assets of Forum will be stated at historical cost, with no goodwill or other intangible assets recorded. Accordingly, for accounting purposes, the financial statements of the combined entity, including those included in this Annual Report represent a continuation of the financial statements of Ittella Parent with the acquisition being treated as the equivalent of Ittella Parent issuing stock for the net assets of Forum, accompanied by a recapitalization. The net assets of Forum are stated at historical cost, with no goodwill or other intangible assets recorded.

Overview

We are a rapidly growing plant-based food company with operations in the United States and Italy, offering a broad portfolio of frozen, plant-based food products in private label and under the “Tattooed Chef” brand. We provide plant-based meals and snacks including, but not limited to, acai and smoothie bowls, zucchini spirals, riced cauliflower, vegetable bowls and cauliflower crust pizza to leading club store and food retailers in the United States.

Our revenue in Fiscal 2020 was approximately $148.5 million, which represents a 74.9% increase from Fiscal 2019 revenue of $84.9 million. As of December 31, 2020, our products were sold in approximately 4,300 retail outlets in the United States. Our innovative plant-based products offer consumers a diverse portfolio of wholesome, clean label items that are convenient, without sacrificing on quality, nutritional value or freshness and that are great tasting.

During Fiscal 2020, we sold a substantial portion of our products to three customers, which accounted for approximately 88% of Fiscal 2020 revenue. These three customers individually accounted for approximately 39%, 32%, and 17% of our Fiscal 2020 total revenue, respectively. Management believes our relationships with these customers are strong, and none have indicated any intent to cease or reduce the volume of business they do with us. As we grow “Tattooed Chef,” we expect to expand our sales and marketing team by adding more dedicated personnel to service additional retail customers. We are also contemplating adding outside sales representatives and/or brokers to extend our sales efforts. These efforts to add retail customers could partially mitigate customer concentration risk.

Segment Information

We have one operating segment and one reportable segment, as our chief decision maker, our Chief Executive Officer, reviews financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance.

Trends and Other Factors Affecting Our Operating Performance

Our management team monitors the following trends and factors that could impact our operating performance.

●	Revenue Strategy — Historical growth has been predominately driven by sales of private label products. However, our current strategy is to grow sales of “Tattooed Chef” branded products, which have increased from approximately 22% of revenue in Fiscal 2019 to approximately 57% of revenue in Fiscal 2020. We expect growth of “Tattooed Chef” sales to continue to outpace that of private label, which will require us to execute our detailed marketing strategy.

●	Long-Term Consumer Trends, and Demand — We participate in the $55 billion North American frozen food category. We believe our innovative food offerings converge with consumer trends and demands for great-tasting, wholesome, plant-based foods made from sustainably sourced ingredients, including preferences for flexitarian, vegetarian, vegan, organic, and gluten-free lifestyles. We expect consumer trends towards these healthier lifestyles to continue.

●	Competition — We compete with companies that operate in the highly competitive plant-based and frozen food segments, many of which have greater financial resources. We believe that principal competitive factors in this category include, among others, taste, nutritional profile, ingredients, cost and convenience.

●	Operating Costs — Our operating costs include raw materials, direct labor and other wages and related benefits, manufacturing overhead, selling, distribution, and other general and administrative expenses. We manage the impact of these operating costs on our business through select raw material contracts with growers and cooperatives in Italy that allow us to better control ingredient costs. We anticipate operating expenses to increase as a result of operating as a public company.

●	Sales and Marketing Costs — As we grow our “Tattooed Chef” product portfolio, we expect to expand our sales and marketing team by adding more dedicated personnel to service additional retail customers. We are also contemplating adding outside sales representatives and/or brokers to extend our sales efforts. Marketing expenditures are expected to be primarily on product demonstration allowances, slotting fees (as we expand to retail grocery stores) and other similar in-store marketing costs. Some of these expenses will be categorized as net deductions to revenue under GAAP as opposed to marketing expense. We have also hired a national marketing firm to implement campaigns for digital video and display, connected television, social media and search engine marketing. As we expand and grow revenue, we will consider building out a brand management team (to support Ms. Galletti, who currently oversees all “Tattooed Chef” marketing efforts) to focus on digital marketing, social media and other marketing functions.

●	Commodity Trends — Our profitability depends, among other things, on our ability to anticipate and react to raw material and food costs. We source our vegetables from a number of growing regions within Italy, and North and South America. The prices of vegetables are subject to many factors beyond our control, such as the number and size of growers that produce crops, the vagaries of these farming businesses (including poor harvests due to adverse weather conditions, natural disasters and pestilence), changes in national or world economic conditions, political events, tariffs, trade wars or other conditions in Italy, North America, or South America.

●	Debt Obligations — We regularly evaluate our debt obligations, which primarily consist of a line of credit used to finance working capital requirements. As of December 31, 2020, the line of credit outstanding balance was $0.02 million, as compared to an outstanding balance as of December 31, 2019 of $10.1 million. The borrowing base is $25.0 million.

●	Currency Hedging — We currently incur some costs and expenses in Euros and expects in the future to incur additional costs and expenses in that currency. As a result, revenues and results of operations are subject to foreign exchange fluctuations. Effective as of the first quarter of 2020, we utilize currency hedging (or purchases forward currency contracts) to mitigate currency exchange rate fluctuations.

●	Acquisitions — Although our growth to date has been achieved exclusively from our organic business rather than growth through acquisitions, we are considering acquisition opportunities that are strategically aligned with our mission and needs.

●	COVID-19 — The World Health Organization declared COVID-19 to constitute a “Public Health Emergency of International Concern” on January 30, 2020 and finally characterized it as a “pandemic” on March 11, 2020. This corresponds closely with the beginning of COVID-19’s impact on the consumption, distribution and production of our products. We are taking necessary preventive actions and implementing additional measures to protect our employees who are working on and off site, including implementing a series of physical distancing and hygienic practices to further support the health and safety of our employees in compliance with suggested Personal Protective Equipment guidelines per United States Centers for Disease Control and World Health Organization, including mandatory face coverings, increased hand washing and significantly increased sanitation of hard surfaces. Generally, producers of food products have been deemed “essential industries” by federal, state, and local governments and are exempt from certain COVID-19-related restrictions on business operations. Our management team continues to meet regularly and monitor customer and consumer demands, in addition to guidance from local, national, and international health agencies, and will adapt our plans as needed to continue to meet these demands. While the ultimate health and economic impact of the COVID-19 pandemic are highly uncertain, we believe that our business operations and results of operations, including revenue, earnings and cash flows, we believe will not be adversely impacted during 2021.

To mitigate any potential impact of COVID-19 on our business operations and results thereof, we have diversified our suppliers of raw materials and keep close contact with them to anticipate any problems with keeping up with the demand for our products. We have expanded our supplier base so that we no longer rely on a sole source supplier for any of our raw materials. In this way, we are able to ensure we are getting competitive prices and reduce the risk of supply interruptions. To date, there has been no impact on our liquidity, and we have not had the need to raise capital, reduce our capital expenditures, or modify any terms or contractual arrangements in response to COVID-19. Any changes in our operations have been due to the growth of our business, which was planned prior to the pandemic.

Use of Adjusted EBITDA

We seek to achieve profitable, long term growth by monitoring and analyzing key operating metrics, including Adjusted EBITDA, as defined below in “Non-GAAP Financial Measures”. Our management uses this non-GAAP financial metric and related computations to evaluate and manage the business and to plan and make near and long-term operating and strategic decisions. The management team believes this non-GAAP financial metric is useful to investors to provide supplemental information in addition to the GAAP financial results. Management reviews the use of our primary key operating metrics from time-to-time. Adjusted EBITDA is not intended to be a substitute for any GAAP financial measure and, as calculated, may not be comparable to similarly titled measures of performance of other companies in other industries or within the same industry. Our management team believes it is useful to provide investors with the same financial information that it uses internally to make comparisons of historical operating results, identify trends in underlying operating results, and evaluate its business. Reconciliations between GAAP and non-GAAP financial measures are provided in “Non-GAAP Financial Measures,” which appears later in this section.

Results of Operations

The following table sets forth selected items in our consolidated financial data in dollar amounts and as a percentage of revenue for the period represented:

Fiscal Year Ended December 31, 2020 Compared to Fiscal Year Ended December 31, 2019

	Fiscal Year Ended
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
	(dollars in thousands)
Revenues	100.0%	100.0%	$148,492	$84,919
Cost of goods sold	84.1%	83.9%	$124,836	$71,209
Gross profit	15.9%	16.1%	$23,656	$13,710
Operating expenses	21.9%	8.8%	$32,541	$7,454
Income (loss) from operations	(6.0%)	7.4%	$(8,885)	$6,256
Other income, interest (expense), net	25.1%	(0.6%)	$37,331	$(494)
Income before provision for income taxes	19.2%	6.8%	$28,446	$5,762
Income tax benefit (expense)	27.1%	(0.2%)	$40,278	$(154)
Net income	46.2%	6.6%	$68,724	$5,608
Other comprehensive income (loss), net	0.5%	(0.2%)	$777	$(174)
Adjusted EBITDA	6.4%	8.1%	$9,551	$6,914

Revenue

Revenue increased by $63.6 million, or 74.9%, to $148.5 million for Fiscal 2020 as compared to $84.9 million for Fiscal 2019. The revenue increase was due to an increase of $66.3 million in volume for Tattooed Chef branded products, primarily driven by expansion in the number of United States distribution points, increased revenue at existing club channel customers and new product introductions. The increase in branded product sales was partially offset by a $0.9 million decline in private label products and a $1.8 million decline in legacy products that are expected to be phased out in future periods. We anticipate continued growth in Tattooed Chef branded products primarily due to new product introductions, further expansion with current customers and increased sales to new retail customers. While we are primarily focused on growing our branded business, we will continue to support our current private label business and will evaluate new opportunities with these customers as they come.

Cost of Goods Sold

Cost of goods sold increased $53.6 million, or 75.3%, to $124.8 million for Fiscal 2020 as compared to $71.2 million for Fiscal 2019, primarily due to the increase in volume of products manufactured, stored and shipped, resulting in increased costs of raw materials (in absolute dollars), direct labor and additional freight and storage costs. Cost of goods sold was relatively flat as a percentage of revenue, constituting 84.1% of revenue for Fiscal 2020 compared to 83.9% of revenue for Fiscal 2019. We anticipate total cost of goods sold to increase in absolute dollars in 2021 due to the anticipated increase in revenue, but decrease as a percentage of revenue due to operating efficiencies and better absorption of fixed manufacturing costs on higher volume.

Gross Profit and Gross Margin

Gross profit increased $10.0 million, or 72.5%, to $23.7 million for Fiscal 2020 as compared to $13.7 million for Fiscal 2019. Gross margin for Fiscal 2020 was 15.9% as compared to 16.1% for Fiscal 2019. The slight decrease in gross margin was due to increased cost of raw materials and other manufacturing expenses offset by production efficiencies associated with larger sales volume in Fiscal 2020 compared to Fiscal 2019. We anticipate increases in gross profit in 2021 and beyond due to higher sales volume. We also anticipate higher gross margins in 2021 and beyond due to operating efficiencies and leverage of fixed manufacturing costs.

Operating Expenses

Operating expenses increased $25.0 million, or 336.6%, to $32.5 million for Fiscal 2020 as compared to $7.5 million for Fiscal 2019, primarily due to first time grants of stock based compensation; a one-time, merger-related bonus (stock plus cash) to our Chief Operating Officer of approximately $13.0 million (See Note 3 to our consolidated financial statements); increases in sales and marketing expenses resulting from a shift in focus to building the Tattooed Chef brand; increases in general and administrative expenses resulting from higher wages and related expenses; headcount additions required to manage the increase in revenue, and increased rent due to facility expansion. As a percentage of revenue, total operating expenses increased to 21.9% for Fiscal 2020 from 8.8% for Fiscal 2019. We anticipate operating expenses to increase further both in dollar amounts and as a percentage of revenue as a result of costs attributable to being a public company after October 15, 2020; increased spending on marketing and headcount to further invest in the expansion of the Tattooed Chef brand; and continued use of stock compensation to recruit and retain key employees. See “Risk Factors — We will incur significantly increased costs as a result of operating as a public company, and our management will be required to devote substantial time to compliance efforts.” However, we also expect future period increases to be offset by the one-time, merger-related compensation expense described above, which will not be present in future periods.

Other Income and Interest Expense, Net

Other income and interest expense, net, reflected income of $37.3 million for Fiscal 2020 versus an expense of $0.5 million for Fiscal 2019. The increase is primarily driven by a nonrecurring gain of $37.2 million on settlement of a contingent consideration derivative liability. Interest expense increased by $0.2 million for Fiscal 2020 to $0.7 million versus $0.5 million for Fiscal 2019 due to slightly higher average debt balances outstanding during Fiscal 2020. In Fiscal 2020, we recorded an unrealized gain of $0.9 million on foreign currency contracts that have not been settled as of December 31, 2020, whereby we purchased forward contracts for the Euro to mitigate potential impact on our manufacturing costs in Italy. There was no comparable other income in Fiscal 2019 because we did not engage in foreign currency contracts for Fiscal 2019.

Income Tax Benefit (Expense)

In October 2020, in anticipation of the Business Combination, UMB’s and Ittella International’s prior ownership were exchanged for interests in Myjojo (Delaware) shares.  This taxable pre-merger exchange resulted in a step-up in the tax bases of intangible assets of approximately $140.0 million.  As a result of this transaction, Myjojo (Delaware) recorded a one-time tax benefit of $39.1 million resulting from Myjojo (Delaware)’s change in tax status from an S-corporation to a C-corporation.  For the fourth quarter ending December 31, 2020, we recorded a $43.5 million deferred tax asset and a $40.3 million tax benefit.  For the year ending December 31, 2019, we had an income tax expense of $0.2 million.

Prior to the completion of the Business Combination, we elected to be taxed as an S-corporation for federal and state income tax purposes. Accordingly, our taxable income for federal and certain state purposes is attributed to, and reported by, our stockholders. We are subject to state franchise taxes and limited (reduced rate) state income taxes in California.

Our Italian operations are subject to foreign taxes applicable to its income derived in Italy. These taxes include income tax. Prior to the pre-merger exchange, the Company had a 70% interest in the Italian subsidiary, which was taxed as a partnership for U.S. income tax purposes. Following the pre-merger exchange, the Italian subsidiary is classified as a disregarded entity for U.S. income tax purposes, wholly owned by the Company. As such, its operations are also subject to U.S. income taxes, with respect to which the associated Italian taxes may be claimed as a foreign tax deduction or credit.

Net Income

Net income increased by $63.1 million, to $68.7 million for Fiscal 2020 as compared to net income of $5.6 million for Fiscal 2019, due primarily to derivative gain discussed in the section “—Other income and interest expense, net” and the income tax benefit discussed in the section “—Income tax benefit (expense), net”. Excluding the non-recurring gain on derivative related to the settlement of contingently redeemable equity, the one-time tax benefit resulting from the change in tax status, and the one-time compensation expense described in “—Operating Expenses”, net income for Fiscal 2020 would have been $5.4 million, or $0.2 million less than Fiscal 2019, as increases in gross profit were offset by increased investment in the Tattooed Chef brand and costs incurred to transition to a public company, including stock-based compensation expense.

Other Comprehensive Income (Loss), Net

Other comprehensive income (loss), net, represents the effect of the Euro currency translation resulting from income statement accounts that are translated to United States dollars based on an average monthly exchange rate. Balance sheet accounts are translated to United States dollars at the balance sheet date. For Fiscal 2020, we recorded income of $0.8 million on translation versus a $0.2 million loss in Fiscal 2019.

Adjusted EBITDA

Adjusted EBITDA increased by $2.7 million to $9.6 million for Fiscal 2020 as compared to $6.9 million for Fiscal 2019. The improvement in Adjusted EBITDA was primarily the result of the increase in revenue and gross profit, partially offset by increased operating expenses to support the growth in revenue, brand recognition for Tattooed Chef, and, beginning in the fourth quarter of Fiscal 2020, increased general and administrative costs resulting from being a public company as compared to the prior-year period.

Non-GAAP Financial Measures

We use non-GAAP financial information and believe it is useful to investors as it provides additional information to facilitate comparisons of historical operating results, identify trends in operating results, and provide additional insight on how the management team evaluates the business. Our management team uses Adjusted EBITDA to make operating and strategic decisions, evaluate performance and comply with indebtedness related reporting requirements. Below are details on this non-GAAP measure and the non-GAAP adjustments that the management team makes in the definition of Adjusted EBITDA. The adjustments generally fall within the categories of non-cash items, acquisition and integration costs, business transformation initiatives, financing related costs and operating costs of a non-recurring nature. We believe this non-GAAP measure should be considered along with net income, the most closely related GAAP financial measure. Reconciliations between Adjusted EBITDA and net income are below, and discussion regarding underlying GAAP results throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As new events or circumstances arise, the definition of Adjusted EBITDA could change. When the definitions change, we will provide the updated definition and present the related non-GAAP historical results on a comparable basis.

Adjusted EBITDA Reconciliation

We define EBITDA as net income before interest, taxes, depreciation. Adjusted EBITDA further adjusts EBITDA by adding back non-recurring expenses and other non-operational charges. Adjusted EBITDA is one of the key performance indicators we use in evaluating our operating performance and in making financial, operating, and planning decisions. We believe Adjusted EBITDA is useful to the readers of this prospectus in the evaluation of our operating performance.

The following table provides a reconciliation from net income to Adjusted EBITDA for Fiscal 2020 and Fiscal 2019:

	Fiscal Year Ended
(in thousands)	Dec. 31, 2020	Dec. 31, 2019
Net income (loss)	$68,724	$5,608
Interest	$735	$494
Income tax (benefit) expense	$(40,278)	$154
Depreciation	$1,427	$658
EBITDA	$30,608	$6,914
Adjustments
Stock compensation expense	$3,399	$—
Gain on foreign currency forward contracts	$(866)	$—
Transaction related bonuses	$13,610	$—
Gain on settlement of contingent consideration derivative	$(37,200)	$—
Total Adjustments	$(21,057)	$—
Adjusted EBITDA	$9,551	$6,914

Pricing Policies

We negotiate different prices at our different club and retail customers based on product quantity and packaging configuration. At this time, we do not expect to adjust product prices from the current levels. However, we do acknowledge that competitive pressures, such as the introduction of additional plant-based products by our competitors, may require us to lower prices, increase marketing and advertising expenditures, or increase the use of discounting or promotional campaigns, each of which may affect its margins, operating results or profitability.

Seasonality

Historically, we experienced greater demand for certain products of ours during the third and fourth quarters, primarily due to increased demand in the summer season and increased holiday orders from retailers and club stores. We expect that seasonality in revenue will decrease as our business grows and additional products are introduced.

Liquidity and Capital Resources

As of December 31, 2020, we had $131.6 million of cash. We believe that our cash, availability under our credit line (See “— Indebtedness” below), and cash flows from operations, will be sufficient to support our planned operations for at least the next 12 months. We finance our operations and capital expenditures through a combination of internally generated cash from operations, available cash on hand and the ability to draw on our line of credit. Our current working capital needs are to support accounts receivable growth, manage inventory to meet demand forecasts and support operational growth. Our long-term financial needs primarily include working capital requirements, capital expenditures and payments on notes payable. We may also pursue strategic acquisition opportunities that may impact our future cash requirements. There are a number of factors that may negatively impact our available sources of funds in the future including the ability to generate cash from operations and borrow on our debt facilities. The amount of cash generated from operations is dependent upon factors such as the successful execution of our business strategy and general economic conditions.

We may opportunistically raise debt capital, subject to market and other conditions. Additionally, as part of our growth strategies, we may also raise debt capital for strategic alternatives and general corporate purposes. If additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results, and financial condition may be adversely affected.

Indebtedness

We have a line of credit that provides for borrowings up to (a) 90% of the net amount of eligible accounts receivables; plus, (b) the least of (i) the sum of: (A) 50% of the net amount of eligible inventory; plus (B) 45% of the net amount of eligible in-transit inventory; (ii) $10.0 million; or (iii) 50% of the aggregate amount of revolving loans outstanding, minus (C) the sum of all reserves. This line of credit is secured by substantially all of our assets. Outstanding borrowings under this line of credit bear interest at the sum of (i) the higher of the prime rate or LIBOR rate plus 2.0% and (ii) 1%. As of December 31, 2020, the outstanding balance on the line of credit was less than $0.1 million and the borrowing base was the full $25.0 million. The line of credit is secured by our inventory and accounts receivable and a first position lien on all our assets. In July 2018, we exercised an option within this line of credit to enter into a promissory note with the same financial institution in the amount of $1.0 million. The note accrues interest at the sum of (i) the higher of the prime rate or LIBOR rate plus 2.0% and (ii) 1.5% and has a maturity date of May 2021. The note is secured by substantially all of our assets.

A letter of credit in the approximate amount of 445,000 Euros was outstanding as of December 31, 2020. The letter of credit was issued to guarantee the Italian facility lease.

Liquidity

We generally fund our short- and long-term liquidity needs through a combination of cash on hand, cash flows generated from operations, and available borrowings under our line of credit (See “— Indebtedness” above). Our management regularly reviews certain liquidity measures to monitor performance.

Cash Flows

The following table presents the major components of net cash flows from and used in operating, investing and financing activities for Fiscal 2020 and Fiscal 2019:

(in thousands)	2020	2019
Cash (used in) provided by:
Operating activities	$(13,367)	$(1,076)
Investing activities	$(7,016)	$(3,387)
Financing activities	$147,428	$8,799

Operating Activities

For Fiscal 2020, we realized net income of $68.7 million, including a non-cash $37.2 million gain on derivatives and a non-cash tax benefit of $41.3 million. Net cash was reduced by $8.6 million, $20.7 million and $0.9 million due to increases in accounts receivable, inventory, prepaid expenses and other assets, respectively, due to the significant increase in sales activity and backlog of products scheduled for delivery to fulfill customer demands. Offsetting those increases was a $10.5 million increase in accounts payable, accrued expenses, deferred revenues, and other current liabilities (combined) due to the increased activity to meet higher sales volume. For Fiscal 2020, non-cash items included depreciation expenses of $1.4 million, stock compensation expenses of $15.4 million, and unrealized gains on forward contracts of $0.9 million.

For Fiscal 2019, we realized net income of $5.6 million. Net cash was reduced by a $6.8 million increase in inventory to meet growth in anticipated sales and a $2.6 million increase in accounts receivable resulting from that growth and increase in prepaid expenses of $1.4 million, partially offset by a $3.6 million increase in accounts payable and accrued liabilities. In Fiscal 2019 depreciation expenses were $0.7 million.

We anticipate that our depreciation and amortization expense will increase in 2021 and for future periods based on capital expenditures on property, plant and equipment made in 2019 and 2020, and expected capital expenditures to expand production capabilities in both the Italy and California facilities. We also anticipate increases in stock-based compensation as we make equity grants to certain key employees, members of our management team, and our Board.

Investing Activities

Net cash used in investing activities relates to capital expenditures to support growth and investment in property, plant and equipment to expand production capacity, tenant improvements, and to a lesser extent, replacement of existing equipment.

For Fiscal 2020, net cash used in investing activities was $7.0 million as compared to $3.4 million in Fiscal 2019. Cash used in both periods consisted primarily of capital expenditures to improve efficiency and output from our current facilities.

Financing Activities

For Fiscal 2020, net cash provided by financing activities was $147.4 million. As a result of the Business Combination, we received $105.0 million in cash, net of issuance and other transaction costs. As a result of the cash received, we made a net reduction in our outstanding line of credit and notes payable (including to related parties) of $12.0 million. We received a capital contribution of $9.5 million in Fiscal 2020 and made a distribution payment of $8.1 million. Also, in Fiscal 2020, we received $53.0 million from the exercise of outstanding warrants.

For Fiscal 2019, net cash provided by financing activities was $8.8 million consisting of $6.0 million in capital contributions resulting from the 12.5% minority investment by UMB, and $3.0 million of net borrowings under our credit facility and notes payable to support working capital requirements to fund growth, partially offset by $0.3 million in dividends and $0.2 million in repayment of debt to related parties.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of December 31, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, that have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements which have been prepared in accordance with U.S. GAAP. In preparing our financial statements, we make estimates, assumptions, and judgments that can have a significant impact on our reported revenue, results of operations, and comprehensive net income or loss, as well as on the value of certain assets and liabilities on our balance sheet during, and as of, the reporting periods. These estimates, assumptions, and judgments are necessary and are made based on our historical experience, market trends and on other assumptions and factors that we believe to be reasonable under the circumstances because future events and their effects on our results of operations and value of our assets cannot be determined with certainty. These estimates may change as new events occur or additional information is obtained. We may periodically be faced with uncertainties, the outcomes of which are not within our control and may not be known for a prolonged period of time. Because the use of estimates is inherent in the financial reporting process, actual results could differ from those estimates or assumptions.

The critical accounting estimates, assumptions, and judgments that we believe have the most significant impact on our consolidated financial statements are described below.

Valuation of Holdback Shares and Sponsor Earnout Shares

We recognized and measured the contingent amounts associated with the Holdback Shares and Sponsor Earnout Shares at fair value as of the Closing date of $120.35 million and $0, respectively, using a probability-weighted discounted cash flow model. These measures are based upon significant inputs that are not observable by the market and are therefore considered to be Level 3 inputs. Refer to Note 11 to our consolidated financial statements for discussion related to the measurement and recognition.

Revenue Recognition

We sell plant-based meals and snacks including, but not limited to, acai and smoothie bowls, zucchini spirals, riced cauliflower, vegetable bowls and cauliflower crust pizza primarily in the U.S. and Italy. All of our revenue relates to contracts with customers. Our accounting contracts are from purchase orders or purchase orders combined with purchase contracts. Revenue recognition is completed on a point in time basis when product control is transferred to the customer. In general, control transfers to the customer when the product is shipped or delivered to the customer based upon applicable shipping terms. Customer contracts generally do include more than one performance obligation and the performance obligations in our contracts are satisfied within one year. No payment terms beyond one year are granted at contract inception.

Most contracts also include some form of variable consideration. The most common forms of variable consideration include discounts and demonstration costs. Variable consideration is treated as a reduction in revenue when product revenue is recognized. Depending on the specific type of variable consideration, we use either the expected value or most likely amount method to determine the variable consideration. We review and update our estimates and related accruals of variable consideration each period based on the terms of the agreements, historical experience, and any recent changes in the market.

Accounts Receivable

Accounts receivable are recorded at invoiced amounts. We extend credit to our customers based on an evaluation of a customer’s financial condition and collateral is generally not required. We maintain an allowance for doubtful accounts for estimated uncollectible accounts receivable. The allowance is based on our assessment of known delinquent accounts, historical experience, and other currently available evidence of the collectability and the aging of accounts receivable. Although management believes the current allowance is sufficient to cover existing exposures, there can be no assurance against the deterioration of a major customer’s creditworthiness, or against defaults that are higher than what has been experienced historically.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Valuation Allowances for Deferred Tax Assets

We establish an income tax valuation allowance when available evidence indicates that it is more likely than not that all or a portion of a deferred tax asset will not be realized. In assessing the need for a valuation allowance, we consider the amounts and timing of expected future deductions or carryforwards and sources of taxable income that may enable utilization. We maintain an existing valuation allowance until enough positive evidence exists to support its reversal. Changes in the amount or timing of expected future deductions or taxable income may have a material impact on the level of income tax valuation allowances. Our assessment of the realizability of the deferred tax assets requires judgment about its future results. Inherent in this estimation is the requirement for us to estimate future book and taxable income and possible tax planning strategies. These estimates require us to exercise judgment about our future results, the prudence and feasibility of possible tax planning strategies, and the economic environment in which it does business. It is possible that the actual results will differ from the assumptions and require adjustments to the allowance. Adjustments to the allowance would affect future net income.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Tattooed Chef, Inc.

Paramount, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Tattooed Chef, Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of income and comprehensive income (loss), stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2020.

Costa Mesa, California

March 19, 2021

TATTOOED CHEF, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share and per share information)

	December 31,	December 31,
	2020	2019
ASSETS

CURRENT ASSETS
Cash	$131,579	$4,537
Accounts receivable	17,991	9,440
Inventory	38,660	17,960
Prepaid expenses and other current assets	18,240	3,013
TOTAL CURRENT ASSETS	206,470	34,950

Property, plant and equipment, net	16,083	8,238

Deferred taxes	43,525	227

Other assets	605	481

TOTAL ASSETS	$266,683	$43,896

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$25,391	$15,813
Accrued expenses	2,961	1,948
Distribution payable	-	1,868
Line of credit	22	10,054
Notes payable to related parties, current portion	66	357
Notes payable, current portion	111	610
Deferred revenue	1,711	-
Other current liabilities	87	65
TOTAL CURRENT LIABILITIES	30,349	30,715

Notes payable to related parties, net of current portion	-	443
Notes payable net of current portion	1,990	2,662
TOTAL LIABILITIES	$32,339	$33,820

COMMITMENTS AND CONTINGENCIES (See Note 19)

REDEEMABLE NONCONTROLLING INTEREST (See Note 4)	$-	$6,930

STOCKHOLDERS’ EQUITY
Preferred stock- $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding at December 31, 2020 and 2019	-	-
Common stock- $0.0001 par value; 1,000,000,000 shares authorized; 71,551,067 shares issued and outstanding at December 31, 2020, 28,324,038 shares issued and outstanding at December 31, 2019	7	3
Additional paid in capital	170,799	2,314
Accumulated other comprehensive (income) loss	1	(692)
Retained earnings	63,537	1,265
Total equity attributable to Tattooed Chef, Inc.	234,344	2,890
Noncontrolling interest	-	256
	234,344	3,146

TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY	$266,683	$43,896

TATTOOED CHEF, INC.

CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except for share and per share information)

	Year Ended
	December 31,
	2020	2019
REVENUE	$148,492	$84,919

COST OF GOODS SOLD	124,836	71,209

GROSS PROFIT	23,656	13,710

OPERATING EXPENSES	32,541	7,454

(LOSS) INCOME FROM OPERATIONS	(8,885)	6,256

Interest expense	(735)	(494)
Other income	38,066	-

INCOME BEFORE PROVISION FOR INCOME TAXES	28,446	5,762

INCOME TAX BENEFIT (EXPENSE)	40,278	(154)

NET INCOME	68,724	5,608

LESS: INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	1,475	1,082

NET INCOME ATTRIBUTABLE TO TATTOOED CHEF, INC.	$67,249	$4,526

NET INCOME PER SHARE
Basic	$1.85	$0.16
Diluted	$1.69	$0.16

WEIGHTED AVERAGE COMMON SHARES
Basic	36,313,821	28,324,038
Diluted	39,903,147	28,324,038

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX

Foreign currency translation adjustments	$777	$(174)

Total other comprehensive income (loss), net of tax	777	(174)

Comprehensive income	$69,501	$5,434
Less: comprehensive income attributable to the noncontrolling interest	1,559	1,089

Comprehensive income attributable to Tattooed Chef, Inc. stockholders	$67,942	$4,345

TATTOOED CHEF, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except for share and per share information)

	Redeemable
	Noncontrolling	Common	Common	Additional	Accumulated	Retained
	Interest	Stock	Stock	Paid-In	Comprehensive	Earnings	Noncontrolling
	Amount	Shares	Amount	Capital	Income (Loss)	(Deficit)	Interests	Total
BALANCE AS OF JANUARY 1, 2019 (AS PREVIOUSLY REPORTED)	$-	2,000	$1	$1,263	$(511)	$109	$(102)	$760

RETROACTIVE APPLICATION OF RECAPITALIZATION	-	28,322,038	2	(2)	-	-	-	-

BALANCE AS OF JANUARY 1, 2019 (EFFECT OF RECAPITALIZATION)	-	28,324,038	3	1,261	(511)	109	(102)	760

CAPITAL CONTRIBUTION APRIL 15, 2019	6,000	-	-	-	-	-	-	-

ATTRIBUTION OF NET ASSETS NONCONTROLLING INTEREST	(1,053)	-	-	1,053	-	-	-	1,053

FOREIGN CURRENCY TRANSLATION ADJUSTMENT	-	-	-	-	(181)	-	7	(174)

DISTRIBUTIONS	-	-	-	-	-	(2,118)	-	(2,118)

ACCRETION OF REDEEMABLE NONCONTROLLING INTEREST TO REDEMPTION VALUE	1,252	-	-	-	-	(1,252)	-	(1,252)

NET INCOME	$731	-	$-	$-	$-	$4,526	$351	$4,877

BALANCE AS OF DECEMBER 31, 2019	$6,930	28,324,038	$3	$2,314	$(692)	$1,265	$256	$3,146

TATTOOED CHEF, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except for share and per share information)

	Redeemable
	Noncontrolling	Common	Common	Additional	Accumulated	Retained
	Interest	Stock	Stock	Paid-In	Comprehensive	Earnings	Noncontrolling
	Amount	Shares	Amount	Capital	Income (Loss)	(Deficit)	Interests	Total
BALANCE AS OF JANUARY 1, 2020	$6,930	28,324,038	$3	$2,314	$(692)	$1,265	$256	$3,146

ACCRETION OF REDEEMABLE NONCONTROLLING INTEREST TO REDEMPTION VALUE	36,719	-	-	(2,316)	-	(34,403)	-	(36,719)

DISTRIBUTIONS	-	-	-	-	-	(6,229)	-	(6,229)

CAPITAL CONTRIBUTIONS	1,143	-	-	8,000	-	-	355	8,355

REVERSE RECAPITALIZATION (NOTE 3)	(45,075)	36,794,875	3	91,920	-	35,655	(1,887)	125,691

CASH DISTRIBUTION TO MYJOJO (DELAWARE) STOCKHOLDERS (NOTE 3)	-	-	-	(75,000)	-	-	-	(75,000)

TRANSACTION COSTS, NET OF TAX	-	-	-	(7,227)	-	-	-	(7,227)

RELEASE OF HOLDBACK SHARES (NOTE 11)	-	-	-	83,150	-	-	-	83,150

FOREIGN CURRENCY TRANSLATION ADJUSTMENT	-	-	-	-	693	-	84	777

STOCK-BASED COMPENSATION	-	644,415	-	3,399	-	-	-	3,399

EXERCISE OF WARRANTS	-	5,787,739	1	66,559	-	-	-	66,560

NET INCOME	$283	-	$-	$-	$-	$67,249	$1,192	$68,441

BALANCE AS OF DECEMBER 31, 2020	$-	71,551,067	$7	$170,779	$1	$63,537	$-	$234,344

TATTOOED CHEF, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except for share and per share information)

	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$68,724	$5,608
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	1,427	658
Bad debt expense	-	(69)
Realized loss on disposal of assets	78	14
Accretion of debt financing costs	22	34
Unrealized forward contract gain	(866)	-
Stock compensation expense	3,399	-
Stock compensation expense related to reverse recapitalization	12,035	-
Gain on settlement of contingent consideration derivative	(37,200)	-
Deferred taxes	(41,303)	(182)
Changes in operating assets and liabilities:
Accounts receivable	(8,550)	(2,585)
Inventory	(20,700)	(6,757)
Prepaid expenses and other assets	(942)	(1,405)
Accounts payable	7,764	2,150
Accrued expenses	1,013	1,423
Deferred revenue	1,711	-
Other current liabilities	21	35
Net cash used in operating activities	(13,367)	(1,076)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(7,035)	(3,410)
Proceeds from the sale of property, plant and equipment	19	23
Net cash used in investing activities	(7,016)	(3,387)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in line of credit	(10,054)	2,992
Borrowings of notes payable to related parties	-	342
Repayments of notes payable to related parties	(733)	(232)
Borrowings of notes payable	29	999
Repayments of notes payable	(1,199)	(1,052)
Capital contributions	9,498	6,000
Proceeds from warrant exercises	53,017	-
Proceeds from reverse recapitalization transaction	187,194	-
Payment of distribution to Myjojo (Delaware) stockholders in connection with Merger	(75,000)	-
Transaction costs, net of tax	(7,227)	-
Payment of distributions	(8,097)	(250)
Net cash provided by financing activities	147,428	8,799

NET INCREASE IN CASH	127,045	4,336
EFFECT OF EXCHANGE RATE ON CASH	(3)	(135)

CASH AT BEGINNING OF YEAR	$4,537	$336

CASH AT END OF YEAR	$131,579	$4,537

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for
Interest	$258	$645
Noncash investing and financing activities
Distributions	$-	$1,867
Warrants	$13,542	$-
Capital expenditures included in accounts payable	$1,555	$291

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations.

General

Tattooed Chef, Inc. was originally incorporated in Delaware on May 4, 2018 under the name of Forum Merger II Corporation (“Forum”), as a special purpose acquisition company for the purpose of effecting a merger, capital stock exchange, asset acquisitions, stock purchase, reorganization or similar business combination with one or more business.

On October 15, 2020 (the “Closing Date”), Forum consummated the transactions contemplated within the Agreement and Plan of Merger dated June 11, 2020 as amended on August 10, 2020, (the “Merger Agreement”), by and among Forum, Myjojo, Inc., a Delaware corporation (“Myjojo (Delaware)”), Sprout Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Forum (“Merger Sub”), and Salvatore Galletti, in his capacity as the holder representative (the “Holder Representative”). The transactions contemplated by the Merger Agreement are referred to herein as the “Transaction”.

Upon the consummation of the Transaction, Merger Sub merged with and into Myjojo (Delaware) (the “Merger”), with Myjojo (Delaware) surviving the merger in accordance with the Delaware General Corporation Law. Immediately upon the completion of the Transaction, Myjojo (Delaware) became a direct wholly owned subsidiary of Forum. In connection with the Closing of the Transaction (the “Closing”), Forum changed its name o Tattooed Chef, Inc. (“Tattooed Chef”). Tattooed Chef’s common stock began trading on the Nasdaq under the symbol “TTCF” on October 16, 2020 (see Note 3).

Tattooed Chef, Inc. and its subsidiaries, (collectively, the “Company”) are principally engaged in the manufacturing of plant-based foods including, but not limited to, acai and smoothie bowls, zucchini spirals, riced cauliflower, vegetable bowls and cauliflower crust pizza primarily in the United States and Italy.

About Myjojo and Subsidiaries

Myjojo, Inc. was an S corporation formed under the laws of California (“Myjojo (California)”) on February 26, 2019 to facilitate a corporate reorganization of Ittella International Inc. On March 27, 2019, the sole stockholder of Ittella International, Inc. contributed all of his share ownership of Ittella International, Inc. to Myjojo (California) in exchange for 100% interest in the latter, becoming Myjojo (California)’s sole stockholder.

Ittella International, Inc. was formed in California as a tax pass-through entity and subsequently converted on April 10, 2019 to a limited liability company, Ittella International, LLC (“Ittella International”). On April 15, 2019, UMB Capital Corporation (“UMB”), a financial institution acquired a 12.50% non-controlling interest in Ittella International (Notes 3 and 4).

Ittella’s Chef, Inc. was incorporated under the laws of the State of California on July 20, 2017 as a qualified Subchapter S subsidiary and a wholly owned subsidiary of Ittella International. Ittella’s Chef, Inc. was formed as a tax passthrough entity for purposes of holding Ittella International’s 70% ownership interest in Ittella Italy, S.R.L. (“Ittella Italy”) (Note 3). On March 15, 2019, Ittella’s Chef, Inc. was converted to a limited liability company, Ittella’s Chef, LLC (“Ittella’s Chef”).

On May 21, 2020, Myjojo (Delaware) was formed with Salvatore Galletti owning all of the shares of common stock. On May 27, 2020, Myjojo, Inc (California) merged into Myjojo, Inc., (Delaware) with Myjojo, Inc. (Delaware) issuing shares of common stock to the sole stockholder of Myjojo (California).

As discussed in Note 3, in connection with the Transaction and as a condition to the closing (the “Closing”), Myjojo (Delaware) entered into a Contribution Agreement with the minority members of Ittella International and the minority shareholders of Ittella Italy. Under the Contribution Agreement, the minority holders contributed all of their equity interests in Ittella International to Myjojo (Delaware) and Ittella Italy to Ittella’s Chef in exchange for Myjojo (Delaware) stock (the “Restructuring”). The Restructuring was consummated prior to the Transaction. The shares of Myjojo (Delaware) were exchanged for shares of Forum’s common stock upon consummation of the Transaction.

Basis of Consolidation. The consolidated financial statements include the accounts of the Tattooed Chef and its subsidiaries in which Tattooed Chef has a controlling interest directly or indirectly, and variable interest entities for which Tattooed Chef is the primary beneficiary. All intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation. These accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and in accordance with generally accepted accounting principles in the United States of America (“GAAP”).

The Transaction (Note 3) was accounted for as a reverse recapitalization in accordance with GAAP (the “Reverse Recapitalization”). Under this method, Forum was treated as the “acquired” company (“Accounting Acquiree”) and Myjojo (Delaware), the accounting acquirer, was assumed to have issued stock for the net assets of Forum, accompanied by a recapitalization.

The net assets of Forum are stated at historical cost, with no goodwill or other intangible assets recorded. The consolidated assets, liabilities and results of operations prior to the reverse recapitalization are those of Myjojo (Delaware). The shares and corresponding capital amounts and earnings per share available for common stockholders, prior to the reverse recapitalization, have been retroactively restated.

Revision of Previously Issued Financial Statements for Correction of Immaterial Errors. The Company revised the accompanying consolidated statements of income and comprehensive income for the periods ended March 31, June 30, and September 30, 2020 and 2019 and the year ended December 31, 2019 to reflect the correction of an immaterial error for amounts previously not reflected in the comprehensive income attributable to NCI. This revision has no impact on the Company’s net income, retained earnings, or earnings per share.

Revised Consolidated Statements of Income and Comprehensive Income (Loss)	As Previously Reported	Adjustment	As Revised
Three months ended March 31, 2019
Comprehensive income	$1,696	-	$1,696
Less: income (loss) attributable to the noncontrolling interest	4	177	181
Comprehensive income attributable to Tattooed Chef, Inc. stockholders	$1,692	(177)	$1,515

Three months ended June 30, 2019
Comprehensive income	$(132)	-	$(132)
Less: income (loss) attributable to the noncontrolling interest	1	3	4
Comprehensive (loss) attributable to Tattooed Chef, Inc. stockholders	$(133)	(3)	$(136)

Six months ended June 30, 2019
Comprehensive income	$1,564	-	$1,564
Less: income (loss) attributable to the noncontrolling interest	5	180	185
Comprehensive income attributable to Tattooed Chef, Inc. stockholders	$1,559	(180)	$1,379

Three months ended September 30, 2019
Comprehensive income	$1,647	-	$1,647
Less: income (loss) attributable to the noncontrolling interest	(4)	352	348
Comprehensive income attributable to Tattooed Chef, Inc. stockholders	$1,651	(352)	$1,299

Nine months ended September 30, 2019
Comprehensive income	$3,211	-	$3,211
Less: income (loss) attributable to the noncontrolling interest	1	532	533
Comprehensive income attributable to Tattooed Chef, Inc. stockholders	$3,210	(532)	$2,678

Twelve months ended December 31, 2019
Comprehensive income	$5,434	-	$5,434
Less: income (loss) attributable to the noncontrolling interest	7	1,082	1,089
Comprehensive income attributable to Tattooed Chef, Inc. stockholders	$5,427	(1,082)	$4,345

Three months ended March 31, 2020
Comprehensive income	$5,547	-	$5,547
Less: income (loss) attributable to the noncontrolling interest	(11)	1,022	1,011
Comprehensive income attributable to Tattooed Chef, Inc. stockholders	$5,558	(1,000)	$4,536

Three months ended June 30, 2020
Comprehensive income	$1,990	-	$1,990
Less: income (loss) attributable to the noncontrolling interest	45	339	384
Comprehensive income attributable to Tattooed Chef, Inc. stockholders	$1,945	(339)	$1,606

Six months ended June 30, 2020
Comprehensive income	$7,537	-	$7,537
Less: income (loss) attributable to the noncontrolling interest	34	1,361	1,395
Comprehensive income attributable to Tattooed Chef, Inc. stockholders	$7,503	(1,361)	$6,142

Three months ended September 30, 2020
Comprehensive income	$(3,844)	-	$(3,844)
Less: income (loss) attributable to the noncontrolling interest	57	(160)	(103)
Comprehensive (loss) attributable to Tattooed Chef, Inc. stockholders	$(3,901)	160	$(3,741)

Nine months ended September 30, 2020
Comprehensive income	$3,693	-	$3,693
Less: income (loss) attributable to the noncontrolling interest	91	1,201	1,292
Comprehensive income attributable to Tattooed Chef, Inc. stockholders	$3,602	(1,201)	$2,401

Immaterial reclasses were also made on the Company’s statement of cash flows to reflect the impact of exchange rate on cash for the year ended December 31, 2019.

Reclassifications. Certain prior period reclassifications were made to conform with the current period presentation. These reclassifications had no effect on reported income and comprehensive income, cash flows, total assets, or stockholders’ equity as previously reported.

Cash. The Company’s cash may be in excess of amounts insured by the Federal Deposit Insurance Corporation. The Company has not experienced any losses in these accounts.

Foreign Currency. The Company’s functional currency is the United States dollar for its U.S. entities. Ittella Italy’s functional currency is the Euro. Transactions in currency other than the functional currency are recognized at the rates of exchange prevailing at the dates of the transaction. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency of each entity are included in the results of operations in income from operations as incurred.

The accompanying consolidated financial statements are expressed in United States dollars. Assets and liabilities of foreign operations are translated at period-end rates of exchange. Revenues, costs and expenses are translated at average rates of exchange prevailing during the period. Equity adjustments resulting from translating foreign currency financial statements are accumulated as a separate component of stockholders’ equity.

The Company conducts business globally and is therefore exposed to adverse movements in foreign currency exchange rates, specifically the Euro to US dollar. To limit the exposure related to foreign currency changes, the Company entered into foreign currency exchange forward contracts starting in 2020. The Company does not enter into contracts for speculative purposes.

In July 2020, the Company entered into a trading facility for derivative forward contracts. Under this facility, the Company has access to open foreign exchange forward contract instruments to purchase a specific amount of funds in Euros and to settle, on an agreed-upon future date, in a corresponding amount of funds in United States dollars.

These derivatives are not designated as hedging instruments. Gains and losses on the contracts are included in other income net, and substantially offset foreign exchange gains and losses from the short-term effects of foreign currency fluctuations on assets and liabilities, such as inventory purchases, receivables and payables, of which are denominated in currencies other than the functional currency of the reporting entity. These derivative instruments generally have maturities of up to nine months.

During the years ended December 31, 2020 and 2019, the Company entered into foreign currency exchange forward contracts to purchase 67.79 million Euros and 0 Euros, respectively. The notional amounts of these derivatives are $79.21 million and $0 for the years ended December 31, 2020 and 2019, respectively.

Accounts Receivable. Trade receivables are customer obligations due under normal trade terms requiring payment generally within 7 to 45 days from the invoice date. The Company’s allowance for doubtful receivables is based on an analysis that estimates the amount of its total customer receivable balance that is not collectible. This analysis includes assessing a default probability to customers’ receivable balances, which is influenced by several factors, including (i) current market conditions, (ii) periodic review of customer credit worthiness, and (iii) review of customer receivable aging and payment trends.

Inventory. Inventory consists of raw materials and packaging materials, work in process and finished goods. Inventories are carried at the lower of cost or net realizable value on a weighted average basis. Inventory is initially measured at cost and consists of the sum of the applicable expenditures and charges directly and indirectly incurred to bring products to their existing condition and location. These costs can include purchase costs and any other charges necessary to prepare the items for production. For work in process and finished goods, these costs normally include those incurred directly or indirectly in the production of inventory (i.e., direct labor and production overheads or conversion costs), and other expenses (i.e., inbound freight, transportation and handling charges, taxes and duties).

Overhead costs are allocated to the units produced within the reporting period, while abnormal costs are charged to current operations as incurred. The Company monitors the remaining utility of its inventory and writes down inventory for excess or obsolescence as appropriate.

Property, Plant and Equipment. Property, plant and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization of property, plant and equipment is calculated using the straight-line method over a period considered adequate to amortize the total cost over the useful lives of the assets, which range from 5 to 7 years for machinery and equipment, 5 to 7 years for furniture and fixtures, 20 to 25 years for buildings, and 3 to 5 years for computer equipment. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the improvements. Repairs and maintenance are expensed as incurred. Renewals and enhancements are capitalized and depreciated over the remaining life of the specific property unit. When the Company retires or disposes of property, plant or equipment, the cost and accumulated depreciation are removed from the Company’s accounts and any resulting gain or loss is reflected in the consolidated statements of income and comprehensive income (loss).

Long-Lived Assets. Long-lived assets are reviewed for impairment at the asset group level whenever events or changes in circumstances indicate that the carrying amount of such asset group may not be recoverable. Recoverability of assets within an asset group to be held and used is measured by a comparison of the carrying amount of an asset group to the future undiscounted net cash flows expected to be generated by the asset group. If such asset groups are considered to be impaired, the impairment to be recognized is based upon their fair value. No impairment was recorded during the years ended December 31, 2020 and 2019.

Fair Value of Financial Instruments. Certain assets and liabilities are required to be recorded at fair value on a recurring basis. Fair value is determined based on the exchange price that would be received for an asset or transferred for a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. The carrying amounts of cash, accounts receivables, accounts payable and certain notes payable approximate fair value because of the short maturity and/or variable rates associated with these instruments. Long-term debt as of December 31, 2020 and 2019 approximates its fair value as the interest rates are indexed to market rates. The Company categorizes the inputs to the fair value measurements into three levels based on the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

Level 1 -	Inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company is able to access at the measurement date.

Level 2 -	Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, and can reference interest rates, yield curves, implied volatilities and credit spreads.

Level 3 -	Inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

Revenue Recognition. The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) Topic 606. The Company’s principal business is the manufacturing of plant-based foods including, but not limited to, acai and smoothie bowls, zucchini spirals, riced cauliflower, vegetable bowls and cauliflower crust pizza primarily in the United States and Italy. Revenue recognition is determined by (a) identifying the contract, or contracts, with a customer; (b) identifying the performance obligation in each contract; (c) determining the transaction price; and (d) allocating the transaction price to the performance obligation in each contract; and (e) recognizing revenue when, or as, the Company satisfies performance obligations by transferring the promised goods or services. Each unit of product delivered is determined as a separate performance obligation and in the event there are more than one unit of a product ordered, there will be multiple performance obligations satisfied under the same contract. When control of the promised products and services are transferred to the Company’s customers, the Company recognizes revenue in the amount that reflects the consideration the Company expects to receive in exchange for these products and services.

Control generally transfers to the customer when the product is shipped or delivered to the customer based upon applicable shipping terms. Customer contracts generally do include more than one performance obligation and the performance obligations in the Company’s contracts are satisfied within one year. No payment terms beyond one year are granted at contract inception.

The Company disaggregates revenue based on the type of products sold to its customers – private label, Tattooed Chef and other. The other revenue stream constitutes sale of similar food products directly to customers through a third-party vendor and the Company acts as a principal in these transactions.

Most contracts also include some form of variable consideration. The most common forms of variable consideration include discounts and demonstration costs. Variable consideration is treated as a reduction in revenue when product revenue is recognized. Depending on the specific type of variable consideration, the Company uses either the expected value or most likely amount method to determine the variable consideration. The Company reviews and updates its estimates and related accruals of variable consideration each period based on the terms of the agreements, historical experience, and any recent changes in the market.

The Company does not have significant unbilled receivable balances arising from transactions with customers. The Company does not capitalize contract inception costs, as contracts are one year or less and the Company does not incur significant fulfillment costs requiring capitalization. The Company’s deferred revenue balance is primarily compromised of customer arrangements with shipping terms as FOB destination that have been shipped but not yet received by the customer as of year-end. Deferred revenue was $1.71 million and $0 as of December 31, 2020 and 2019, respectively.

The Company recognizes shipping and handling costs related to products transferred to the end customer as fulfillment cost and includes these costs in cost of goods sold upon delivery of the product to the customer. Shipping and handling costs related to transfers between the Company’s locations of operations are recognized as part of general and administrative expenses.

Sales and Marketing Expenses. The Company expenses costs associated with sales and marketing as incurred. Sales and marketing expenses were $1.80 million and $0.17 million for the years ended December 31, 2020 and 2019, respectively, and are included in operating expenses in the consolidated statements of income and comprehensive income (loss).

Interest Expense. Interest expense includes interest primarily related to the amortization of deferred financing costs, the Company’s notes payable and line of credit.

Deferred Financing Costs. Deferred financing costs include fees associated with the Company’s line of credit agreement. Such fees are amortized on a straight-line basis over the term of the related line of credit agreement as a component of interest expense, which approximates the effective interest rate method, in accordance with the terms of the agreement. Deferred financing costs, net were $0 million and $0.05 million at December 31, 2020 and December 31, 2019, respectively, and are recorded as a component of other assets in the accompanying consolidated balance sheets. Amortization expense of deferred financing costs were $0.02 million and $0.03 million in the years ended December 31, 2020 and 2019, respectively.

Stock-based Compensation. The Company measures compensation expense for stock options and other stock awards in accordance with ASC 718, Compensation — Stock Compensation. Stock-based compensation is measured at fair value on grant date and recognized as compensation expense over the requisite service period. The Company accounts for forfeitures when they occur. Generally, the Company issues stock options and other stock awards to employees with service-based and/or performance-based vesting conditions. For awards with only service-based vesting conditions, the Company records compensation cost for these awards using the straight-line method. For awards with performance-based vesting conditions, the Company recognizes compensation cost on a tranche-by-tranche basis (the accelerated attribution method) over the expected service period.

Under the provisions of ASC 505-50, Equity-Based Payments to Non-Employees, the Company measures stock-based awards granted to non-employees based on the fair value of the award on the date on which the related service is completed. Compensation expense is recognized over the period during which services are rendered by non-employees until service is completed. At the end of each financial reporting period, for share based payments issued in lieu of cash prior to completion of the service, the fair value of these awards is remeasured using the then-current fair value of the Company’s common stock.

Income Taxes. As part of the process of preparing its consolidated financial statements, the Company is required to estimate its provision for income taxes in each of the tax jurisdictions in which it conducts business, in accordance with the Income Tax Topic 740 of the ASC (“ASC 740”). The Company computes its annual tax rate based on the statutory tax rates and tax planning opportunities available to it in the various jurisdictions in which it earns income. Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. A valuation allowance is provided when it is more likely than not that some portion or all of the net deferred tax assets will not be realized. The factors used to assess the likelihood of realization include the Company’s forecast of the reversal of temporary differences, future taxable income, and available tax planning strategies that could be implemented to realize the net deferred tax assets. Failure to achieve forecasted taxable income in applicable tax jurisdictions could affect the ultimate realization of deferred tax assets and could result in an increase in the Company’s effective tax rate on future earnings. Based on our assessment, it appears more likely than not that the net deferred tax assets will be realized through future taxable income.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must first be determined to be more likely to be sustained based solely on its technical merits, and if so, then measured to be the largest benefit that has a greater than 50% likelihood of being sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2020. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payment, accruals, or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. See Note 14 for more information on the Company’s accounting for income taxes.

Accumulated Other Comprehensive Loss. Accumulated other comprehensive loss is defined as the change in equity resulting from transactions from non-owner sources. Other comprehensive income consisted of gains and losses associated with changes in foreign currency as a result of the translation of the financial results of the Company’s Italian subsidiary.

Use of Estimates. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

Concentrations of Credit Risk. The Company grants credit, generally without collateral, to customers primarily in the United States. Consequently, the Company is subject to potential credit risk related to changes in business and economic factors in this geographical area. Three customers accounted for 88% of the Company’s revenue during the year ended December 31, 2020. Five customers accounted for more than 95% of the Company’s revenue during the year ended December 31, 2019. No external suppliers accounted for more than 10% of the Company’s cost of goods sold during the years ended December 31, 2020 and 2019, respectively.

Customers accounting for more than 10% of the Company’s accounts receivable as of December 31, 2020 and 2019 were:

Customer	December 31, 2020	December 31, 2019

Customer A	24%	13%
Customer B	10%	11%
Customer C	53%	57%

Segment Information. The Company manages its operations on a company-wide basis as one operating segment, thereby making determinations as to the allocation of resources to the business as a whole rather than on a segment-level basis. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the Chief Operating Decision Maker (“CODM”) in making decisions regarding resource allocation and assessing performance. The Company has determined that its Chief Executive Officer is the CODM. To date, the Company’s CODM has made such decisions and assessed performance at the Company-level.

All of the Company’s products are sold from the United States to customers.

Long-lived assets consist of net property, plant and equipment and other non-current assets. The geographic location of long-lived assets is as follows:

Long Lived Assets (in thousands)	December 31, 2020	December 31, 2019
Italy	$9,113	$2,292
United States	6,970	5,946
Total	$16,083	$8,238

COVID-19 Pandemic – The novel coronavirus (“COVID-19”), which was categorized by the World Health Organization as a pandemic in March 2020, continues to significantly impact the United States and the rest of the world and has altered the Company’s business environment and the overall working conditions.

Despite partial remote working conditions, the Company’s business activities have continued to operate with minimal interruptions. As of the date of these financials, the Company’s operations are deemed “essential,” largely due to the Company’s business’s support of many important sectors of the economy, including food and beverage, and thus the Company’s facilities are all currently open and operating. The Company continues to monitor the situation.

Management acknowledges the pandemic may adversely affect the Company’s suppliers and could impair its ability to obtain raw material inventory in the quantities or of a quality the Company desires. The Company currently sources most of its raw materials from Italy. Though the Company is not dependent on any single Italian grower for its supply of a certain crop, events (including the pandemic) generally affecting these growers could adversely affect the Company’s business.

If the Company is unable to manage its supply chain effectively and ensure that its products are available to meet consumer demand, operating costs could increase, and sales and profit margins could decrease.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions and technical corrections to tax depreciation methods for qualified improvement property. It also appropriated funds for the SBA Paycheck Protection Programs that are forgivable in certain situations to promote continued employment, as well as Economic Injury Disaster Loans to provide liquidity to small businesses harmed by COVID-19. The Company has elected not to apply for a Paycheck Protection Program loan. As of December 31, 2020, the Company has analyzed the provisions of the CARES Act and determined it did not have a material impact on the Company’s financial condition, results of operations or cash flows.

The extent to which this pandemic will adversely impact the Company’s future business, financial condition and results of operations is dependent upon various factors, many of which are highly uncertain and outside the control of the Company. As discussed in Note 3, the Company has available funding from the Transaction to repay some of its debts and further support the Company’s operations.

Earnings per share. Basic earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period. The weighted-average number of common shares outstanding during the period includes common stock but is exclusive of certain unvested stock awards that have no economic or participating rights. Diluted earnings per share is computed by dividing the net income by the weighted average number of common shares and common share equivalents outstanding for the period. Common stock equivalents are only included when their effect is dilutive. The Company’s potentially dilutive securities which include outstanding stock options and restricted stock awards under the Company’s equity incentive plan and warrants have been considered in the computation of diluted earnings per share.

For the years ended December 31, 2020 and 2019, basic and diluted net income per share have been retroactively adjusted to reflect the Reverse Recapitalization of the Company described in Note 1.

Warrants. Common stock warrants issued in connection with Forum’s Initial Public Offering (“IPO”) and Private Placements are considered detachable freestanding equity-classified instruments and are accounted for separately. Following the Closing of the Transaction, the Units (see Note 16) automatically separated into the component securities and began trading under the symbols “TTCF” and “TTCFW,” respectively.

The Company assesses whether warrants issued require accounting as derivatives. The Company determined that the warrants were (1) indexed to the Company’s own stock and (2) classified in stockholders’ equity in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 815, Derivatives and Hedging. As such the Company has concluded the warrants meet the scope exception for determining whether the instruments require accounting as derivatives and should be classified in stockholders’ equity. The proceeds from the issuance of the warrants were allocated between the base equity instrument and the warrants based on their relative fair values.

2.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2019, the FASB issued Accounting Standards Update (“ASU”) No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), as part of its overall simplification initiative to reduce costs and complexity of applying accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements. Amendments include removal of certain exceptions to the general principles of Topic 740, Income Taxes, and simplification in several other areas. ASU 2019-12 is effective for annual reporting periods beginning after December 15, 2020, and interim periods therein. The Company is currently evaluating the impact of ASU 2019-12 on the consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 requires a lessee to recognize a right of use asset and lease liability for all leases with lease terms of more than 12 months, along with additional qualitative and quantitative disclosures. ASU 2016-02 is effective for the Company beginning January 1, 2022, with early adoption permitted. Companies may adopt this guidance using a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which provides the option of an additional transition method that allows entities to initially apply the new lease guidance at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption, rather than as of the earliest period presented. In transition, entities may also select a package of practical expedients that must be applied in its entirety to all leases commencing before the effective date, unless the lease was modified, to not reassess (a) the existence of a lease, (b) lease classification or (c) determination of initial direct costs, which effectively allows entities to carryforward accounting conclusions under previous U.S. GAAP. The Company is currently evaluating the impact the adoption of Topic 842 will have on its consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13 (“ASU 2016-13”) regarding ASC Topic 326, Financial Instruments - Credit Losses, which modifies the measurement of expected credit losses of certain financial instruments. The Company will be required to use a forward-looking expected credit loss model for accounts receivables, loans, and other financial instruments. The amendments will become effective for the Company for periods beginning after December 15, 2022. Adoption of the standard will be applied using a modified retrospective approach. The Company is currently evaluating the impact the adoption of ASU 2016-13 will have on its consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary accounting relief for contract modifications to ease the financial reporting burdens related to the expected market transition from LIBOR and other interbank offered rates to a new alternative reference rate. Interest on borrowings under the Company’s revolving credit facility is calculated based upon LIBOR. ASU 2020-04 can be applied as of the beginning of the interim period that includes March 12, 2020 or any date thereafter. ASU 2020-04 will generally no longer be available to apply after December 31, 2022. This guidance has had no effect on the Company through December 31, 2020. The Company will continue to evaluate the impact this guidance may have on its consolidated financial statements.

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which address issues identified as a result of the complexity associated with applying generally accepted accounting principles for certain financial instruments with characteristics of liabilities and equity. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years and early adoption is permitted in annual reporting periods ending after December 15, 2020. The Company is currently evaluating the impact this guidance may have on its consolidated financial statements and related disclosures.

3.	Reverse Recapitalization

The Transaction

As discussed in Note 1, on October 15, 2020, the Company consummated the Transaction. In connection therewith, Merger Sub merged with and into Myjojo (Delaware), with Myjojo (Delaware) surviving the Transaction in accordance with the Delaware General Corporation Law. Upon consummation of the Transaction, Myjojo (Delaware) became a wholly owned subsidiary of Tattooed Chef, Inc. Further, the Company changed its name from Forum Merger II Corporation to Tattooed Chef, Inc.

The Transaction was accounted for as a reverse recapitalization in accordance with GAAP with Forum treated as the accounting acquiree and Myjojo (Delaware) treated as the accounting acquiror for financial reporting purposes.

Myjojo (Delaware) was determined to be the accounting acquirer based on the following predominant factors:

(i)	Myjojo (Delaware)’s stockholders have the largest portion of voting rights in the Company post-combination;
(ii)	the Board and Management of the post-combination company are primarily composed of individuals associated with Myjojo (Delaware);
(iii)	Myjojo (Delaware) was the larger entity based on historical operating activity, assets, revenues and employee base at the time of the Closing of the Transaction; and
(iv)	the on-going operations post-combination comprise those of Myjojo (Delaware).

The Restructuring

In connection with the Transaction, the following Restructuring transactions were consummated prior to, and as a condition to, the Closing, based on the Contribution Agreement dated June 11, 2020, entered into among Myjojo (Delaware), UMB, Pizzo and Salvatore Galletti:

(i)	UMB contributed all of its equity interests in Ittella International to Myjojo (Delaware) (Note 4) in exchange for 1,176 shares of Myjojo (Delaware) common stock. These shares were exchanged for 4,046,291 shares of Forum’s Class A common stock and cash of $9.00 million at the Closing Date;

(ii)	Pizzo contributed all of its 30% equity interests in Ittella Italy in exchange for one share of Class B special stock of Myjojo (Delaware). This share was exchanged for 1,500,000 shares of Forum’s Class A common stock and cash of $2.00 million at the Closing Date.

(iii)	Myjojo (Delaware) issued one share of Class A special stock to Myjojo (Delaware)’s Chief Operating Officer. In connection with the Transaction, this one share was exchanged for 500,000 shares of Forum’s Class A common stock with a fair value of $24.07 per share (total $12.04 million). In addition, the Chief Operating Officer received $1.00 million in cash at the Closing Date. The $13.04 million is included within operating expenses as compensation expense in the consolidated statements of income and comprehensive income (loss); and

(iv)	Salvatore Galletti transferred 165 shares of common stock of Myjojo (Delaware) to Project Lily, LLC, (“Project Lily”) a Delaware limited liability company controlled by Salvatore Galletti. At the Closing Date, the shares of Myjojo (Delaware) held by Salvatore Galletti and Project Lily were exchanged for 27,757,557 and 566,481 shares (a total of 28,324,038), respectively, of Forum’s Class A common stock. In addition, Salvatore Galletti and Project Lily received cash of $61.50 million and $1.50 million, respectively, at the Closing Date.

In summary, Myjojo (Delaware) stockholders received a total of 34,370,329 shares of Forum Class A common stock and $75.00 million in cash at the Closing date in connection with the Merger. The $75.00 million in cash was accounted for as a distribution of capital made to the sellers. Salvatore Galletti was the sole stockholder of Myjojo (Delaware) immediately prior to the Restructuring transaction. Therefore, the shares outstanding prior to consummation of the Transaction were retroactively adjusted to reflect the 28,324,038 shares received by Mr. Galletti and Project Lily established in the reverse recapitalization.

Upon Closing, (i) all shares of Class B common stock of Forum were reclassified to Class A common stock; and (ii) immediately following this reclassification, all shares of Class A common stock of Forum were reclassified to common stock of Tattooed Chef.

Holdback Shares

As part of the Merger Agreement, an additional 5,000,000 shares of Forum’s common stock (the “Holdback Shares”) were placed into escrow, to be released after the Closing to certain Myjojo (Delaware) stockholders upon satisfaction, within the first three years after the Closing, of the following conditions: (i) if the trading price of the Company’s common stock equals or exceeds $12.00 on any 20 trading days in any 30-day trading period (the “$12.00 Share Price Trigger”), then 2,500,000 additional Holdback Shares will be released to certain Myjojo (Delaware) stockholders or (ii) if the trading price of the Company’s common stock equals or exceeds $14.00 on any 20 trading days in any 30-day trading period (each of such $14.00 trigger and the $12.00 Share Price Trigger, a “Share Price Trigger”), then 2,500,000 Holdback Shares will be released to certain Myjojo (Delaware) stockholders. If a change in control occurs within the first three years after the Closing, all Holdback Shares not previously released will be released to certain Myjojo (Delaware) stockholders. If the conditions to release of the Holdback Shares are not satisfied within the first three years of Closing, the Holdback Shares are forfeited. On November 16, 2020, both Share Price Trigger events for the issuance of the Holdback Shares occurred and, accordingly, the Company released from the escrow and delivered the 5,000,000 Holdback Shares to the Myjojo (Delaware) stockholders (other than Pizzo and Myjojo (Delaware)’s Chief Operating Officer).

Sponsor Earnout Shares

In accordance with the Sponsor Earnout Letter entered into by and among Forum Investor II, LLC (the “Sponsor”), Forum and the Holder Representative, the Sponsor agreed that at the Closing, the Sponsor placed 2,500,000 Founder Shares (as that term is defined in the Sponsor Earnout Letter) held by it (the “Sponsor Earnout Shares”) into escrow. The vesting, release and forfeiture terms of the Sponsor Earnout Shares are the same as the vesting, release and forfeiture terms applicable to the Holdback Shares, with 50% of the Sponsor Earnout Shares vesting at each Share Price Trigger, and all Sponsor Earnout Shares released if a change of control occurs, in each case, within the first three years after the Closing. If the conditions to the release of any Sponsor Earnout Shares are not satisfied on or prior to the date that it is finally determined that the Myjojo (Delaware) stockholders are not entitled to or eligible to receive any further Holdback Releases (as that term is defined in the Sponsor Earnout Letter) pursuant to the Merger Agreement, the Sponsor Earnout Shares will be forfeited by the Sponsor after such date, and returned to the Company for immediate cancellation. In November 2020, both Share Price Trigger events for the issuance of the Holdback Shares occurred and, accordingly, the Company released from the escrow and returned the 2,500,000 Sponsor Earnout Shares to the Sponsor.

The multiple settlement provisions of the Holdback Shares and Sponsor Earnout Shares constitute derivative instruments under ASC 815, which must be classified as asset or liability instruments at their fair value at the Closing date, and subsequently remeasured with changes in fair value recognized in earnings. At the Closing date, the fair value of the contingent consideration relating to the Holdback Shares amounted to $120.35 million. The derivative liability was remeasured with changes in fair value recognized in earnings of $37.20 million upon release of the Holdback Shares to the certain stockholders in November 2020. The fair value of the Sponsor Earnout Shares was $0 at the Closing date and $0 upon the release date. Refer to Note 11 – Fair Value Measurements.

Transaction Costs

Direct and incremental transaction costs related to the Transaction of $9.40 million (before tax) are treated as a reduction of the cash proceeds and are deducted from the Company’s additional paid-in capital on October 15, 2020.

Net Cash Contributions from Reverse Recapitalization

The following table reconciles the elements of the Reverse Recapitalization to the consolidated statement of cash flows for the year ended December 31, 2020 (amounts in thousands):

Cash held in the Trust Account	$207,416
Less: Forum transaction costs and advisory fees	(21,249)
Add: Transaction costs recognized in additional paid-in capital, net of tax	7,227
Less: Transaction costs paid after the Closing Date	(6,200)
Net cash contributions from Reverse Recapitalization	$187,194

4.	Redeemable noncontrolling interest

On April 15, 2019, UMB contributed $6.00 million to acquire 6,000 units for a 12.5% ownership interest in Ittella International. The Company incurred issuance costs of $0.13 million resulting in net consideration received of $5.87 million.

Per the terms of Ittella International’s operating agreement, UMB was provided with a put right which may cause Ittella International to purchase all, but not less than all of UMB units upon notice (“Put Notice”). UMB could have provided the Put Notice to Ittella International at any time for any reason after April 15, 2024. If Ittella International did not accept the price proposed in the Put Notice, the consideration to be paid by Ittella International to UMB for the units that were the subject of the Put Notice will be the fair market value of the units as established by a third party appraisal, subject to a floor for the fair value at 85%. If the fair value was less than 85% of the consideration proposed by UMB in their Put Notice, UMB may have chosen to abandon the transfer. The put right constituted a redemption feature and therefore UMB’s noncontrolling interest (the “Redeemable Noncontrolling Interest”) was classified as temporary equity (mezzanine) in the accompanying consolidated financial statements.

The Redeemable Noncontrolling Interest was initially measured at fair value, which has been determined by the Company to equal the consideration received from UMB, net of transaction costs.

The Redeemable Noncontrolling Interest was not redeemable until April 2024; however, it was probable of becoming redeemable with the passage of time. Therefore, the subsequent measurement of the Redeemable Noncontrolling Interest at each reporting date was determined as the higher of (1) the initial carrying amount, increased or decreased for the redeemable noncontrolling interest’s share of net income and other comprehensive income, or (2) the redemption value, which was determined to be fair value per the terms of Ittella International’s operating agreement above. In determining the measurement method of redemption value, the Company elected to accrete changes in the redemption value over the period from the date of issuance to the earliest redemption date (i.e. April 2024) of the instrument using the effective interest method. Changes in the redemption value are considered to be changes in accounting estimates. Redemption value was determined using a combination of the market approach and income approach. Under the market approach, the Company estimated fair value based on market multiples of EBITDA of comparable companies. Under the income approach, the Company measured fair value based on a projected cash flow method using a discount rate determined by its Management which is commensurate with the risk inherent in its current business model.

Changes in the carrying value of the Redeemable Noncontrolling Interest were as follows for the years ended December 31, 2020 and 2019:

Amount (in thousands)
Redeemable Noncontrolling Interest as of December 31, 2019	$6,930
Contribution from noncontrolling interest	1,143
Net income attributable to redeemable noncontrolling interest	283
Accretion to redeemable noncontrolling interest to redemption value	36,719
Reverse recapitalization transaction	(45,075)
Redeemable Noncontrolling Interest as of December 31, 2020	$-

Amount (in thousands)
Contribution from UMB on April 15, 2019	$6,000
Changes to attribution of net assets to noncontrolling interest	(1,053)
Net income attributable to redeemable noncontrolling interest	731
Accretion to redeemable noncontrolling interest to redemption value	1,252
Redeemable Noncontrolling Interest as of December 31, 2019	$6,930

As discussed in Note 3, all redeemable noncontrolling interest classified as mezzanine equity was reclassified to permanent equity in connection with the contribution of UMB’s 12.5% equity interests in Ittella International to Myjojo (Delaware) in exchange for Myjojo (Delaware)’s common stock and were exchanged for Forum Class A common stock upon consummation of the Transaction.

5.	REVENUE RECOGNITION

Nature of Revenues

Substantially all of the Company’s revenue from contracts with customers consist of the sale of plant-based foods including, but not limited to, acai and smoothie bowls, zucchini spirals, riced cauliflower, vegetable bowls and cauliflower crust pizza in the United States and is recognized at a point in time in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods. Each unit of food product sold to the customer is the performance obligation. Revenue from the sale of frozen food products is recognized upon the transfer of control to the customer, which is upon shipment to the customer.

The Company disaggregates revenue based on the type of products sold to its customers – private label, Tattooed Chef and other. The other revenue stream constitutes sale of similar food products directly to customers through third-party vendors and the Company acts as a principal in these transactions. All sales are recorded within revenue on the accompanying consolidated statements of income and comprehensive income (loss). The Company does not have material contract assets and contract liabilities as of December 31, 2020 and 2019.

Revenue streams for the years ended December 31, 2020 and 2019 were:

	December 31, 2020		December 31, 2019
Revenue Streams (in thousands)	Revenue	% Total	Revenue	% Total

Private Label	$62,906	42%	$63,820	75%
Tattooed Chef	84,592	57%	18,280	22%
Other revenues	994	1%	2,819	3%
Total	$148,492		$84,919

Significant Judgments

Generally, the Company’s contracts with customers comprise a written quote and customer purchase order or statement of work and are governed by the Company’s trade terms and conditions. In certain instances, it may be further supplemented by separate pricing agreements. All products are sold on a standalone basis; therefore, when more than one product is included in a purchase order, the Company has observable evidence of stand-alone selling price. Contracts do not contain a significant financing component as payment terms on invoiced amounts are typically between 7 to 45 days, based on the Company’s credit assessment of individual customers, as well as industry expectations. Product returns are not significant. The contracts with customers do not include any additional performance obligations related to warranties and material rights.

From time to time, the Company may offer incentives to its customers considered to be variable consideration including discounts and demonstration costs. Customer incentives considered to be variable consideration are recorded as a reduction to revenue as part of the transaction price based on the agreement at the time of the transaction. Customer incentives are allocated entirely to the single performance obligation of transferring product to the customer.

Major Customers — Customers accounting for 10% or more of consolidated revenue were:

Customer	December 31, 2020	December 31, 2019

Customer C	39%	29%
Customer A	32%	10%
Customer B	17%	35%
Customer E	*	11%
Customer D	*	10%

*Customer accounted for less than 10% of revenue in the period.

6.	ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL RECEIVABLES

Accounts receivable are reduced by an allowance for an estimate of amounts that are uncollectible. All of the Company’s receivables are due from customers in the United States. The Company extends credit to its customers based upon its evaluation of the following factors: (i) the customer’s financial condition, (ii) the amount of credit the customer requests, and (iii) the customer’s actual payment history (which includes disputed invoice resolution). The Company does not require its customers to post a deposit or supply collateral. The Company’s allowance for doubtful receivables is based on an analysis that estimates the amount of its total customer receivable balance that is not collectible. This analysis includes assessing a default probability to customers’ receivable balances, which is influenced by several factors, including (i) current market conditions, (ii) periodic review of customer credit worthiness, and (iii) review of customer receivable aging and payment trends.

The Company evaluates the creditworthiness of its customers regularly and based on its analysis, the Company has determined an allowance for doubtful receivables is not necessary as of December 31, 2020 and 2019. The Company writes off accounts receivable whenever they become uncollectible, and any payments subsequently received on such receivables are recorded as bad debt recoveries in the period the payment is received. Credit losses from continuing operations have consistently been within management’s expectations.

7.	INVENTORY

Inventory consists of the following as of (in thousands):

	December 31, 2020	December 31, 2019

Raw materials	$16,534	$5,043
Work-in-process	5,220	2,870
Finished goods	13,902	8,776
Packaging	3,004	1,271

Total	$38,660	$17,960

8.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

The following table provides additional information related to the Company’s prepaid expenses and other current assets as of (in thousands):

	December 31, 2020	December 31, 2019

Warrants receivable (see Note 16)	$13,542	$-
Tax credits	1,884	2,228
Prepaid expenses	1,897	587
Other current assets	917	198

Total	$18,240	$3,013

9.	PROPERTY, PLANT, AND EQUIPMENT - NET

Property, plant and equipment consists of the following as of (in thousands):

	December 31, 2020	December 31, 2019

Building	$2,574	$2,574
Leasehold improvements	2,106	1,394
Machinery and equipment	12,526	4,276
Computer equipment	187	21
Furniture and fixtures	109	100
Construction in progress	1,533	1,366
	19,035	9,731
Less: accumulated depreciation	(2,952)	(1,493)

Net	$16,083	$8,238

The Company recorded depreciation expense for the years ended December 31, 2020 and 2019 of $1.43 million and $0.66 million, respectively.

10.	Derivative instruments

The Company enters into foreign currency exchange forward contracts to reduce the short-term effects of foreign currency fluctuations on assets and liabilities such as foreign currency inventory purchases, receivables and payables. The Company’s primary objective in holding derivatives is to reduce the volatility of earnings and cash flows associated with changes in foreign currency exchange rates. The Company’s derivatives expose the Company to credit risk to the extent that the counterparties may be unable to meet the terms of the arrangement. The Company does, however, seek to mitigate such risks by limiting its counterparties to major financial institutions. Management does not expect material losses as a result of defaults by counterparties.

The fair values of the Company’s derivative instruments classified as Level 2 financial instruments and the line items within the accompanying consolidated balance sheets to which they were recorded are summarized as follows (in thousands):

	Balance Sheet Line Item	As of December 31, 2020
Derivatives not designated as hedging instruments:
Foreign currency derivatives	Prepaid expenses and other current assets	$866
Total		$866

The effect on the accompanying consolidated statements of income and comprehensive income (loss) of derivative instruments not designated as hedges and contingent consideration derivatives is summarized as follows (in thousands):

	Line Item in Statement of Income	Year ended December 31, 2020
Derivatives not designated as hedging instruments:
Foreign currency derivatives	Other income	$866
Gain on settlement of contingent consideration derivative	Other income	37,200
Total		$38,066

The Company has notional amounts of $45.60 million on outstanding derivatives as of December 31, 2020. There were no derivative instruments for the year ended December 31, 2019.

11.	FAIR VALUE MEASUREMENTS

Contingent Consideration Liabilities – Holdback Shares

As discussed in Note 3, the Company recognized and measured a contingent consideration liability associated with Holdback Shares at a fair value of $120.35 million, determined using a probability-weighted discounted cash flow model. Significant inputs used in the model includes certain financial metric growth rates, volatility rates, projections associated with the applicable contingency, the interest rate, and the related probabilities and payment structure in the Merger Agreement, which are not observable in the market and are therefore considered to be Level 3 inputs.

As further discussed in Note 3, on November 16, 2020, the contingencies were met and accordingly the Holdback Shares were released. The remeasured fair value of the liability was $83.15 million based on the public share price on release date, and was charged against additional paid-in capital. The change in fair value during the period resulted in a gain on settlement of the contingent consideration derivative of $37.20 million and was recorded within “other income” in the consolidated statements of income and comprehensive income (loss).

The following table reflects the changes in the estimated fair value of the Company’s liabilities measured on a recurring basis using significant unobservable inputs (Level 3):

(in thousands)	2020	2019
Fair value at January 1	$—	$—
Contingent consideration liability recorded upon Closing	120,350	—
Change in fair value	(37,200)	—
Contingent consideration settled	(83,150)	—
Fair value at December 31	$—	$—

Sponsor Earnout Shares Subject to Transfer Restrictions

As discussed in Note 3, the Company recognized and measured an asset associated with the Sponsor Earnout Shares at its fair value of $0 at the Closing date, determined using a probability-weighted discounted cash flow model. Significant inputs used in the models includes certain financial metric growth rates, volatility rates, projections associated with the applicable contingency, the interest rate, and the related probabilities and payment structure in the contingent consideration arrangement, which are not observable in the market and are therefore considered to be Level 3 inputs.

As discussed in Note 3, the Sponsor Earnout Shares were released on November 16, 2020 based on the remeasured fair value on the release date of $0, as none of the Sponsor Earnout Shares were forfeited on that date. No gain or loss was recorded by the Company in connection with the Sponsor Earnout Shares.

12.	LEASES

The Company leases office and manufacturing facilities, equipment and vehicles under various operating arrangements. Certain of the leases are subject to escalation clauses and renewal periods. The Company recognizes lease expense, including predetermined fixed escalations, on a straight-line basis over the initial term of the lease from the time that the Company controls the leased property.

The future minimum lease commitments as of December 31, 2020 under operating leases having an initial or remaining non-cancelable term of one year or more are as follows (in thousands):

Year ended December 31,
2021	856
2022	685
2023	524
2024	186
2025	132
Thereafter	457

Total	$2,840

The Company’s rent expense for the years ended December 31, 2020 and 2019 totaled $2.05 million and $1.50 million, respectively.

13.	ACCRUED EXPENSES

The following table provides additional information related to the Company’s accrued expenses as of (in thousands):

	December 31, 2020	December 31, 2019
Accrued customer incentives	$1,524	$222
Accrued payroll	1,245	1,237
Accrued commission	108	240
Other accrued expenses	84	249
Total	$2,961	$1,948

14.	INCOME TAXES

The Company’s consolidated financial statements recognizes the current and deferred income taxes consequences that result from the Company’s activities during the current and preceding periods. Prior to the Transaction, Myjojo (Delaware) was an S corporation, only subject to a minimal entity level tax in California and foreign income tax filings. Following the Transaction, the Company files consolidated federal, state, and foreign income tax filings. The Company recognizes current and deferred income taxes as a consolidated “C” corporation for periods ending after the date of the Transaction. As a result, Myjojo (Delaware) recorded a one-time tax benefit resulting from Myjojo (Delaware)’s change in tax status from an S-corporation to a C-corporation.

The Company’s income before income taxes are subject to taxes in the following jurisdictions for the following periods (in thousands):

	December 31, 2020	December 31, 2019

United States	$24,096	$4,506
Foreign	4,350	1,256

The (benefit) provision for income taxes consisted of the following:

	December 31, 2020	December 31, 2019
Current:
Federal	$-	$-
State and local	78	79
Foreign	947	257
Total current	1,025	336
Deferred:
Federal	(29,502)	-
State and local	(13,591)	(11)
Foreign	(390)	(171)
Tax benefit recorded to additional paid-in capital	2,180	-
Total deferred	(41,303)	(182)

Total income tax (benefit) expense	$(40,278)	$154

The tax benefit recorded to additional paid-in capital was associated with the pre-merger exchange and restructuring.

For the years ended December 31, 2020 and 2019 the effective tax rate was (141.6)% and 2.7% respectively. A reconciliation of the income tax provisions to the amounts computed by applying the statutory federal income tax rate to income before income tax provisions for the years ended (in thousands):

	December 31, 2020		December 31, 2019
Income taxes computed at Federal statutory rate	$5,974	21.0%	$1,210	21.0%
State and local taxes	(422)	(1.5)%	69	1.2%
Section 162(m) limitation	2,537	8.9%
Derivative Gain / Loss	(7,812)	(27.5)%
Permanent differences	(187)	(0.6)%	-	-
Foreign taxes	947	3.3%	419	7.3%
Earnings not subject to federal entity-level tax	(2,013)	(7.1)%	(1,210)	(21.0)%
Change in valuation allowance	-	-	(334)	(5.8)%
Change in tax status	(39,261)	(138.0)%	-	-
Other	(41)	(0.1)%	-

Total	$(40,278)	(141.6)%	$154	2.7%

Deferred Tax Assets and Liabilities

The components of deferred income tax assets and liabilities, which are included in the accompanying consolidated balance sheets, are summarized as follows for years ended (in thousands):

	2020	2019
Deferred tax assets
Transaction costs	$2,180	$-
Fixed assets	65	-
Intangibles	38,667	-
Stock based compensation	951	-
Accruals and reserves	275	-
Net operating loss carryforwards	1,520	171
Other	109	56

Total deferred tax assets	$43,767	$227

	2020	2019
Deferred tax liability
Unrealized exchange gain	$(242)	$-

Net	$43,525	$227

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective positive evidence evaluated was the cumulative income incurred over the three-year period ended December 31, 2020, as well as upward trending profitability. In addition, consideration was given to other subjective evidence, including projections for future growth.

On the basis of this evaluation, as of December 31, 2020, Management believes it more likely than not that the deferred tax assets will be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if, for example, estimates of future taxable income during the carryforward period are reduced or are not able to be forecasted with reasonable accuracy, or if compelling objective negative evidence in the form of cumulative losses are incurred.

As of December 31, 2020, the Company had federal and state net operating loss carryforwards of approximately $5.4 million and $5.5 million, respectively. The federal net operating loss carryforwards can be carried forward indefinitely. The state net operating loss carryforwards will expire beginning in 2040, if not utilized.

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position based solely on the technical merits. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company evaluated all of its tax positions for which the statute of limitations remained open and determined there were no unrecognized tax benefits as of December 31, 2020 and 2019.

The Company’s policy is to classify interest and penalties associated with uncertain tax positions, if any, as a component of its income tax provision. For the years ended December 31, 2020 and 2019, the Company had no interest or penalties related to unrecognized tax benefits.

On March 27, 2020, the United States enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The CARES Act is an emergency economic stimulus package that includes spending and tax breaks to strengthen the United States economy and fund a nationwide effort to curtail the effect of COVID-19. As of December 31, 2020, the Company has analyzed the provisions of the CARES Act and determined it did not have a significant impact to the Company.

As of December 31, 2020, and 2019, the Company had no open tax examinations by any taxing jurisdiction in which it operates. The taxing authorities of the most significant jurisdictions are the United States Internal Revenue Service and the California Franchise Tax Board and the Agenzia delle Entrate. The statute of limitations for which the Company’s tax returns are subject to examination are as follows: Federal 2017-2020, California 2016-2020, and Italy 2016-2020.

15.	INDEBTEDNESS

Debt consisted of the following as of (in thousands):

	December 31, 2020	December 31, 2019

Revolving credit facility	$22	$10,054
Notes payable	2,101	3,272
Notes payable to related parties (Note 18)	66	800
Total debt	2,189	14,126
Less current debt	(199)	(11,021)

Total	$1,990	$3,105

Revolving credit facility

The Company is party to a revolving line of credit agreement, which has been amended from time to time, pursuant to which a credit facility has been extended to the Company until May 25, 2021 (the “Credit Facility”). The Credit Facility provides the Company with up to $25.00 million in revolving credit. Under the Credit Facility, the Company may borrow up to (a) 90% of the net amount of eligible accounts receivable; plus, (b) the lower of: (i) sum of: (1) 50% of the net amount of eligible inventory; plus (2) 45% of the net amount of eligible in-transit inventory; (ii) $10.00 million; or (iii) 50% of the aggregate amount of revolving loans outstanding, minus (c) the sum of all reserves. Under the Credit Facility: (i) the Company’s fixed charge coverage ratio may not be less than 1.10:1.00, and (ii) the Company may make dividends or distributions in shares of stock of the same class and also distributions for the payment of taxes. As of December 31, 2020, and 2019, the Company was in compliance with all terms and conditions of its Credit Facility.

The revolving line of credit bears interest at the sum of (i) the greater of (a) the daily Prime Rate, or (b) LIBOR plus 2%; and (ii) 1%.

The revolving line of credit has an arrangement associated with it wherein all collections from collateralized receivables are deposited into a collection account and applied to the outstanding balance of the line of credit on a daily basis. The funds in the collection account are earmarked for payment towards the outstanding line of credit and given the Company’s obligation to pay off the outstanding balance on a daily basis, the balance is classified as a current liability on the Company’s consolidated balance sheets as of December 31, 2020 and 2019.

Capital expenditure loan, term loan, and notes payable

The Credit Facility includes a capital expenditure loan (“Capex Loan”) in the amount of up to $0.50 million that functions to reimburse the Company for certain qualified expenses related to the Company’s purchase of capital equipment. All borrowings against this loan are payable on a straight-line basis over 5 years and accrue interest at the greater of (a) the daily Prime Rate or (b) the daily LIBOR Rate plus 4%. The loan was paid off in full with the proceeds from the Transaction. The balance on the Capex Loan was $0 and $0.38 million as of December 31, 2020 and 2019, respectively, of which $0 and $0.10 million is classified as current as of December 31, 2020 and 2019, respectively.

In September 2018, the Company amended the Credit Facility to include a term loan in the amount of $1.00 million (the “Term Loan”). The Term Loan accrues interest at the sum of the (i) the greater of (a) the daily Prime Rate, or (b) LIBOR plus 2%; and (ii) 1.5% and has a maturity date of May 25, 2021. The Credit Facility is secured by substantially all of the Company’s assets. The balance on the Term Loan was $0 million and $0.56 million as of December 31, 2020 and 2019, respectively.

In April 2019, Ittella Italy entered into a promissory note with a financial institution in the amount of 0.40 million Euros. The note accrues interest at 2.5% and has a maturity date of April 15, 2021, when the full principal and interest are due. The balance on the promissory note was $0.08 million and $0.30 million as of December 31, 2020 and 2019, respectively.

On June 19, 2015, Ittella Properties, LLC, a variable interest entity (“VIE”) (See Note 20), executed a promissory note with a financial institution in the amount of $1.30 million (the “CB Loan”). The CB Loan accrues interest at an initial rate of 4.99% and is variable on an annual basis in accordance with the United States Treasury Note Index Rate plus 2.66% and subject to a minimum rate of 4.65%. The CB Loan had a maturity date of July 1, 2040 and was collateralized by the Alondra Building (Note 20) and was guaranteed by Ittella International. The loan was paid off in full through a refinancing on January 6, 2020. The outstanding balance on the CB Loan was $0 and $1.16 million as of December 31, 2020 and 2019, respectively.

On August 12, 2015, Ittella Properties, LLC, the VIE, executed a note payable with a financial institution in the amount of $1.06 million (the “CDC Loan”). The CDC Loan accrued interest at 2.88% and had a maturity date of August 1, 2035. The CDC Loan was secured by the Alondra Building (Note 20) and was guaranteed by Ittella International. The loan was paid off in full through a refinancing on January 6, 2020. The outstanding balance on the CDC Loan was $0 and $0.87 million as of December 31, 2020 and 2019, respectively.

On January 6, 2020, Ittella Properties, LLC, the VIE, refinanced all of its existing debt with a financial institution in the amount of $2.10 million (the “Note”). The Note accrues interest at 3.60% and has a maturity date of January 31, 2035. Financial covenants of the Note include a minimum fixed charge coverage ratio of 1.20 to 1.00. As of December 31, 2020, the Company was in compliance with all terms and conditions of the Note. The outstanding balance on the Note was $2.02 million and $0 as of December 31, 2020 and 2019, respectively.

Future minimum principal payments due on the notes payable, including notes payable to related parties, for periods subsequent to December 31, 2020 are as follows (in thousands):

Year ended December 31,
2021	199
2022	198
2023	119
2024	123
2025	128
Thereafter	1,422

Total	$2,189

16.	STOCKHOLDERS’ EQUITY

The consolidated statements of changes in equity reflect the Reverse Recapitalization as of October 15, 2020 as discussed in Note 3. Since Myjojo (Delaware) was determined to be the accounting acquirer in the Reverse Recapitalization, all periods prior to the consummation of the Transaction reflect the balances and activity of Myjojo (Delaware) (other than shares which were retroactively restated in connection with the Transaction).

Further, the Company issued awards to certain officers and all of the directors pursuant to the Tattooed Chef, Inc. 2020 Incentive Award Plan (“Director Awards”) on December 17, 2020 (see Note 17). Salvatore Galletti received 4,935 shares of common stock of the Company as part of the Director Awards. Such shares together with the shares that Salvatore Galletti received as a result of the Transaction and the release of the Holdback Shares from escrow as discussed in Note 3, allowed Salvatore Galletti to have approximately 40.0% (separate from the shares assigned to Project Lily) of the voting power of the capital stock of the Company as of December 31, 2020.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2020, there were no shares of preferred stock issued or outstanding.

Common Stock

The Company is authorized to issue 1,000,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. As of December 31, 2020, there were 71,551,067 shares issued and outstanding.

Noncontrolling Interest

Prior to the consummation of the Transaction as discussed in Note 3, noncontrolling interest in Ittella Italy was included as a component of stockholders’ equity on the accompanying consolidated balance sheets. Noncontrolling interest in Ittella International contains a redemption feature and was included as mezzanine equity on the accompanying consolidated balance sheets (Notes 3 and 4). The share of income attributable to noncontrolling interest were included as a component of net income in the accompanying consolidation statements of income and comprehensive income prior to the Transaction.

The following schedule discloses the components of the Company’s changes in net income attributable to noncontrolling interest for the years ended December 31 (in thousands):

	2020	2019
Net income attributable to noncontrolling interest in Ittella Italy	$1,192	$351
Net income attributable to noncontrolling interest in Ittella International	283	731
Increase in noncontrolling interest due to foreign currency translation	84	7

Change in net comprehensive income attributable to noncontrolling interest	$1,559	$1,089

As discussed in Notes 3 and 4, all noncontrolling interest were converted into Myjojo (Delaware)’s common shares which were subsequently exchanged for the Company’s common shares in the Transaction.

Warrants

In connection with Forum’s IPO and issuance of Private Placement Units in August 2018, Forum issued Units consisting of Class A Common Stock with attached warrants as follows:

1.	Public Warrants – Forum issued 20,000,000 Units at a price of $10.00 per Unit, each Unit consisting of one share of Class A Common Stock of Forum and one redeemable warrant.

2.	Private Placement Warrants – Forum issued 655,000 Private Placement Units, each consisting of one share of Class A Common Stock and one warrant to the Sponsor and to Jefferies and EarlyBirdCapital, Inc. in a private placement.

Each Public Warrant and Private Placement Warrant (together, the “Warrants”) entitles the holder to purchase one share of Common Stock at an exercise price of $11.50.

The Public Warrants contain a redemption feature that provides the Company the option to call the Public Warrants for redemption 30 days after notice to the holder when any of conditions described in the following paragraph is met, and to require that any Public Warrant holder who desires to exercise his, her or its Public Warrant prior to the redemption date do so on a “cashless basis,” by converting each Public Warrant for an equivalent number of shares of Common Stock, determined by dividing (i) the product of the number of shares of Common Stock underlying the Warrants, multiplied by the difference between the Warrant Price and the “Fair Market Value”, and (ii) the Fair Market Value (defined as the average last sale price of the Common Stock for the ten trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of the Public Warrants).

The Public Warrants become exercisable upon occurrence of certain events (trigger events), including the completion of the Transaction (Note 3). Once the Public Warrants become exercisable, the Company may redeem the Public Warrants in whole, at a price of $0.01 per warrant within 30 days after a written notice of redemption, and if and only if, the reported last sale price of the Company’s common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the holder. See Note 22.

The Private Placement Warrants are identical to the Public Warrants, except that so long as they are held by the Sponsor or Underwriter or any of their Permitted Transferees, the Private Placement Warrants: (i) may be exercised for cash or on a cashless basis; (ii) may not be transferred, assigned, or sold 30 days after the completion of a defined Business Combination except to a Permitted Transferee who enters into a written agreement with the Company agreeing to be bound by the transfer restrictions, and (iii) are not redeemable by the Company.

A Warrant may be exercised only during the “Exercise Period” commencing on the later of: (i) the date that is 30 days after the first date on which Forum completes its initial business combination; or (ii) 12 months from the date of the closing of the IPO, and terminating on the earlier to occur (x) five years after Forum completes its initial business combination; (y) the liquidation of the Company or (z) other than with respect to the Private Placement Warrant, the Redemption Date (as that term is defined in the Warrant Agreement), subject to any applicable conditions as set forth in the Warrant Agreement. The Company in its sole discretion may extend the duration of the Warrants by delaying the expiration date, provided it give at least 20 days prior written notice of any such extension to the registered holders of the Warrants.

As discussed in Note 3, Forum completed a business combination, which is one of the trigger events for exercisability of the Warrants.

Warrant activity is as follows:

Warrant Shares
Issued and outstanding as of October 15, 2020	20,655,000
Exercised	(5,787,739)
Cancelled and forfeited	-
Issued and outstanding as of December 31, 2020	14,867,261

The Warrants are considered freestanding equity-classified instruments due to their detachable and separately exercisable features. Accordingly, the Warrants are presented as a component of Stockholders’ Equity in accordance with ASC 815-40-25.

The Company did not receive payment from the transfer agent for 1,177,602 warrants of the 5,793,611 warrants exercised during the period ended December 31, 2020, and accordingly a Warrant Receivable of $13.54 million is recognized as part of Prepaid Expenses and Other Current Assets on the consolidated balance sheets.

Appropriated Retained Earnings

In accordance with Italian Company law, the Company’s subsidiary Ittella Italy maintains an appropriated retained earnings account for 5% of the total profit for the prior year until the appropriated retained earnings balance reaches 20% of share capital.

The appropriated retained earnings amount included in retained earnings was $0.07 million and $0 as of December 31, 2020 and 2019, respectively.

17.	Equity INCENTIVE PLAN

On October 15, 2020, the Company’s Tattooed Chef, Inc. 2020 Incentive Plan (the “Plan”) became effective and permits the granting of equity awards of up to 5,200,000 common shares to executives, employees and non-employee directors, with the maximum number of common shares to be granted in a single fiscal year, when taken together with any cash fees paid to the non-employee director during that year in respect of his or her service as a non-employee director, not exceeding $100,000 in total value to any non-employee director. Awards available for grant under the Plan include Incentive Stock Options, Nonqualified Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Other Share-based Awards, Other Cash-based Awards and Dividend Equivalents. Shares issued under the Plan may be newly issued shares or reissued treasury shares.

Options maybe granted at a price per share not less than 100% of the fair market value at the date of grant. Options granted generally vest over a period of three to five years, subject to the grantee’s continued service with the Company through the scheduled vested date and expire no later than 10 years from the grant date.

Stock Options

Stock options under the Plan are generally granted with a strike price equal to 100% of the fair market value of the stock on the date of grant, with a three-year vesting period and a grant life of 10 years. The strike price may be higher than the fair value of the stock on the date of the grant but cannot be lower.

The table below summarizes the share-based activity in the Plan:

	Number of Awards Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Intrinsic Value (in thousands)
Balance at December 31, 2019	—	—	—	—
Granted	756,300	$24.69	10.00	—
Cancelled and forfeited	—	—	—	—
Exercised	—	—	—	—
Balance at December 31, 2020	756,300	$24.69	9.98	$—
Exercisable at December 31, 2020	—	$—	—	$—

There were no options exercised during the year ended December 31, 2020.

Compensation expense is recorded on a straight-line basis over the vesting period, which is the requisite service period, beginning on the grant date. The compensation expense is based on the fair value of each option grant using the Black-Scholes option pricing model. As of December 31, 2020, the Company had stock-based compensation of $5.65 million related to unvested stock options not yet recognized that are expected to be recognized over an estimated weighted average period of approximately three years.

The fair value of each option grant was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

Equity volatility	25.89%
Risk-free interest rate	0.67%
Expected term (in years)	8
Expected dividend	-

Expected term—This represents the weighted-average period the stock options are expected to remain outstanding based upon expected exercise and expected post-vesting termination.

Risk-free interest rate—The assumption is based upon the observed U.S. treasury rate appropriate for the expected life of the employee stock options.

Expected volatility—The expected volatility assumption is based upon the weighted-average historical daily price changes of our common stock over the most recent period equal to the expected option life of the grant based on the contractual term of the awards, adjusted for activity which is not expected to occur in the future. Dividend yield—The dividend yield assumption is based on our history and expectation of dividend payouts.

Any option granted under the Plan may include tandem Stock Appreciation Rights (“SAR”). SAR may also be awarded to eligible persons independent of any option. The strike price for common share for each SAR shall not be less than 100% of the fair value of the shares determined as of the date of grant.

Restricted Stock and Restricted Stock Units

Restricted Stock Units (“RSUs”) are convertible into shares of Company common stock upon vesting on a one-to-one basis. Restricted stock has the same rights as other issued and outstanding shares of Company common stock except they are not entitled to dividends until the awards vest. Restrictions also limit the sale or transfer of the same during the vesting period. Any unvested portion of the Restricted Stock and RSUs shall be terminated and forfeited upon termination of employment or service of the grantee.

Director restricted stock activity under the Plan for the year ended December 31, 2020 is as follows:

	Employee Director Awards		Non-Employee Director Awards
	Number of Shares	Weighted- Average Fair Value	Number of Shares	Weighted- Average Fair Value
Balance at December 31, 2019	—	$—	—	$—
Granted	4,935	20.26	39,480	20.26
Vested	(4,935)	20.26	(39,480)	20.26
Forfeited	—	—	—	—
Non-vested restricted stock at December 31, 2020	—	$—	—	$—

Non-director employee and consultant restricted stock activity under the Plan for the year ended December 31, 2020 is as follows:

	Employee Awards		Consultant (Non-Employee) Awards
	Number of Shares	Weighted- Average Fair Value	Number of Shares	Weighted- Average Fair Value
Balance at December 31, 2019	—	$—	—	$—
Granted	400,000	24.28	200,000	24.69
Vested	—	—	(100,000)	24.69
Forfeited	—	—	—	—
Non-vested restricted stock at December 31, 2020	400,000	$24.28	100,000	$24.69

The fair value of non-employee performance shares vested for the year ended December 31, 2020 was approximately $2.47 million. The fair value of employee restricted stock awards vested was approximately $0.10 million for the year ended December 31, 2020. The fair value of non-employee restricted stock awards vested was approximately $0.80 million for the year ended December 31, 2020.

As of December 31, 2020, unrecognized compensation costs related to the employee restricted stock awards was $9.64 million and is expected to be recognized over the weighted average period of four years.

In addition, non-employee consultant share-based compensation expense for the year ended December 31, 2020 was approximately $2.47 million. The amount recognized vested immediately and had no restrictions or performance conditions. The non-employee consultant’s remaining restricted stock awards contain a performance condition and were not probable of vesting as of December 31, 2020.

Employee Performance Shares and Performance Units

This award may be granted to certain executive officers of the Company and vest if the performance goals and/or other vesting criteria as stated in the relevant Award Agreement are achieved or the awards otherwise vest, which generally is for a period of three to five years from the grant date. Vesting of this award applies if the grantee remains employed by the Company through the applicable vesting date.

The fair value of the award is equal to the average market price of the Company’s common stock at the grant date, adjusted for dividends over the vesting period. Compensation expense is recorded ratably over the period beginning on the grant date until the shares become unrestricted based on the amount of the award that is expected to be earned, adjusted each reporting period based on current information.

Under the Plan, an executive of the Company was granted restricted stock of 300,000 shares of the Company’s common stock (included within the restricted stock grants described above), to be vested 60,000 shares on each anniversary of the closing of the Transaction, provided certain target share prices are met, and conditioned on his continued employment with the Company. If the applicable target share price is not met, the 60,000 shares eligible for vesting will carry over and will be eligible for vesting in the full amount in the following vesting period. Any unvested shares will continue to carry over into the next vesting period. Any unvested shares as of October 15, 2025 will be forfeited.

18.	RELATED PARTY TRANSACTIONS

The Company leases office property in San Pedro, California from Deluna Properties, Inc., a company owned by Salvatore Galletti. Rent expense was $0.06 million for each of the years ended December 31, 2020, and 2019.

In January 2009, the Company entered into a promissory note with Salvatore Galletti as the lender in the amount of $0.05 million, which matured on December 31, 2020. The note bore interest at 4.75% over the Prime Rate. The promissory note was paid off in full on January 6, 2020. It had a balance of $0.05 million as of December 31, 2019 and is recorded as notes payable to related parties in the accompanying consolidated balance sheets.

The Company entered into a credit agreement with Salvatore Galletti for a $1.20 million revolving line of credit in January 2007. Monthly interest payments are accrued at 4.75% above the Prime Rate on any outstanding balance. In addition, the Company agreed to pay Salvatore Galletti 0.67% per month of the full amount of the revolving credit line, regardless of whether the Company has borrowed against the line of credit. This agreement originally expired on December 31, 2011 but was extended to December 31, 2024. The outstanding balance of the line of credit was $0 and $0.40 million as of December 31, 2020 and 2019, respectively, and is recorded as notes payable to related parties in the accompanying consolidated balance sheets.

In June 2010, the Company entered into a promissory note with the Salvatore Galletti as the lender in the amount of $0.15 million, which bears interest at 8.00% per annum. The promissory note was paid off in full on June 2, 2020. It had a balance of $0.15 million as of December 31, 2019 and was recorded as notes payable to related parties in the accompanying consolidated balance sheets.

In May 2018, Ittella Italy entered into a promissory note with Pizzo in the amount of 0.48 million Euros. The note bears interest at 8.00% per annum and has a maturity date of January 31, 2021. The balance of the note was $0.07 million and $0.10 million as of December 31, 2020 and 2019, respectively.

The Company is party to a revolving line of credit with Marquette Business Credit as of December 31, 2020 and 2019 with borrowing capacity of $25.00 million and $15.00 million, respectively (Note 15). The parent organization of Marquette Business Credit is UMB (Note 3 and 4).

19.	COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, the Company also enters into real property leases, which require the Company as lessee to indemnify the lessor from liabilities arising out of the Company’s occupancy of the properties. The Company’s indemnification obligations are generally covered under the Company’s general insurance policies.

From time to time, the Company is involved in various litigation matters arising in the ordinary course of business. The Company does not believe the disposition of any current matter will have a material adverse effect on its consolidated financial position or results of operations.

A subsidiary of the Company, Ittella Italy, is involved in certain litigation related to the death of an independent contractor who fell off of the roof of Ittella Italy’s premises while performing pest control services. The case was brought by five relatives of the deceased worker. The five plaintiffs are seeking collectively 1.87 million Euros from the defendants. In addition to Ittella Italy, the pest control company for which the deceased was working at the time of the accident is co-defendant. Furthermore, under Italian law, the president of an Italian company is automatically criminally charged if a workplace death occurs on site. Ittella Italy has engaged local counsel, and while local counsel does not believe it is probable that Ittella Italy or its president will be found culpable, Ittella Italy cannot predict the ultimate outcome of the litigation. Procedurally, the case remains in a very early stage of the litigation. Ultimately, a trial will be required to determine if the defendants are liable, and if they are liable, a second separate proceeding will be required to establish the amount of damages owed by each of the co-defendants. Ittella Italy believes any required payment could be covered by its insurance policy; however, it is not possible to determine the amount at which the insurance company will reimburse Ittella Italy or whether any reimbursement will be received at all. Based on information received from its Italian lawyers, Ittella Italy believes that the litigation may continue for a number of years before it is finally resolved.

Based on the assessment by management together with the independent assessment from its local legal counsel, the Company believes that a loss is currently not probable and an estimate cannot be made. Therefore, no accrual has been made as of December 31, 2020 or December 31, 2019.

20.	CONSOLIDATED VARIABLE INTEREST ENTITY

Ittella Properties LLC (“Properties”), the Company’s consolidated VIE, owns the Alondra Building, which is leased by Ittella International for 10 years from August 1, 2015 through August 1, 2025. Properties is wholly owned by Salvatore Galletti. The construction and acquisition of the Alondra building by Properties were funded by a loan agreement with unconditional guarantees by Ittella International and terms providing that 100% of the Alondra building must be leased to Ittella International throughout the term of the loan agreement.

The Company concluded that it has a variable interest in Properties on the basis that Ittella International guarantees the loan for Properties and substantially all of Properties’ transactions occur with the Ittella International. Thus, Properties’ equity at risk is considered to be insufficient to finance its activities without additional support from Ittella International, and, therefore, Properties is considered a VIE.

The results of operations and cash flows of Properties are included in the Company’s consolidated financial statements. For the twelve-month periods ended December 31, 2020 and 2019, 100% of the revenue of Properties is intercompany and thus was eliminated in consolidation. Properties contributed expenses of $0.26 million and $0.20 million for the years ended December 31, 2020 and 2019, respectively.

21.	Earnings per share

The following is the summary of basic and diluted EPS for the years ended December 31, 2020 and 2019:

	2020	2019
Numerator
Net Income attributable to Tattooed Chef, Inc.	$67,249	$4,526
Denominator
Weighted average common shares outstanding	36,314	28,324
Effect of potentially dilutive securities related to Warrants	3,589	-
Weighted average diluted shares outstanding	39,903	28,324

Earnings per share
Basic	$1.85	$0.16
Diluted	$1.69	$0.16

The following have been excluded from the calculation of diluted earnings per share as the effect of including them would have been anti-dilutive for the years ended December 31, 2020 and 2019:

	2020	2019
Warrants	11,278	—-
Stock options	756	—-
Restricted stock awards	500	—-

Total	12,534	—-

22.	SUBSEQUENT EVENTS

On January 14, 2021, the Company announced that it would redeem all Public Warrants that had not been exercised as of 5:00 p.m. EST on February 16, 2021 and sent the required redemption notice to Public Warrant holders. As of that time and date, all but 132,580 of the Public Warrants had been exercised, and those remaining Public Warrants were redeemed for $0.01 per Public Warrant.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

As disclosed in the Current Report on Form 8-K filed by the registrant on October 21, 2020, the Audit Committee of Forum resolved that Marcum, LLP (“Marcum”) would be dismissed as the Company’s independent registered public accounting firm effective upon filing of the Company’s Form 10-Q for the quarter ended September 30, 2020, which consists only of the accounts of the pre-Closing company, Forum. Marcum served as the independent registered public accounting firm for Forum from its inception through the Closing. The firm of BDO USA, LLP (“BDO”) served as the independent registered public accounting firm for privately-held Ittella Parent prior to the Business Combination.

On October 15, 2020, the Audit Committee of the Board approved the engagement of BDO as the Company’s independent registered public accounting firm effective as of the Closing to audit the Company’s consolidated financial statements for the year ended December 31, 2020. The Audit Committee of Forum resolved that Marcum would be dismissed as the Company’s independent registered public accounting firm effective upon filing of the Company’s Form 10-Q for the quarter ended September 30, 2020, which consists only of the accounts of the pre-Business Combination special purpose acquisition company, Forum (this date, the “10-Q Filing Date”). Accordingly, Marcum was informed that it would be dismissed as the Company’s independent registered public accounting firm effective as of the 10-Q Filing Date.

Marcum’s report on Forum’s financial statements as of December 31, 2019 and 2018, for the year ended December 31, 2019 and for the period from May 4, 2018 (inception) to December 31, 2018 did not contain an adverse opinion or disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope, or accounting principles. During the period of Marcum’s engagement by Forum, and the subsequent interim period preceding Marcum’s dismissal, there were no disagreements with Marcum on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Marcum, would have caused it to make a reference to the subject matter of the disagreement in connection with its reports covering such periods. In addition, no “reportable events,” as defined in Item 304(a)(1)(v) of Regulation S-K, occurred within the period of Marcum’s engagement and the subsequent interim period preceding Marcum’s dismissal.

During the period from May 4, 2018 (Forum’s inception) through December 31, 2019 and the subsequent interim period preceding the engagement of BDO, Forum did not consult BDO regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on Forum’s financial statements, and neither a written report was provided to Ittella Parent or oral advice was provided that BDO concluded was an important factor considered by Ittella Parent in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a disagreement (as described in Item 304(a)(1)(iv) of Regulation S-K) or a “reportable event” (as described in Item 304(a)(1)(v) of Regulation S-K).

Item 9A. Controls and Procedures.

In connection with the audit of our consolidated financial statements as of and for the years ended December 31, 2020 and 2019, we identified five material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The first material weakness is related to the lack of design or maintenance of an effective control environment commensurate with financial reporting requirements and lack of a sufficient number of accounting professionals with the appropriate level of experience and training.

The second material weakness is related to a lack of design and maintenance of formal accounting policies, procedures and controls to achieve complete, accurate and timely financial accounting, reporting and disclosures, and monitoring controls maintained at the corporate level which are at a sufficient level of precision to provide for the appropriate level of oversight of activities related to our internal control over financial reporting.

The third material weakness is related to lack of implementation and maintenance of appropriate information technology general controls, including controls over data center and network operations, system software acquisition, change and maintenance, program changes, access security and application system acquisition, development, and maintenance.

The fourth material weakness is related to a lack of design and maintenance of effective controls over segregation of duties with respect to the preparation and review of account reconciliations as well as the creation and posting of manual journal entries.

The fifth material weakness relates to the lack of design and maintenance of formal accounting policies, processes and controls to analyze, account for and disclose complex transactions.

We have begun the process of, and we are focused on, designing and implementing effective internal controls measures to improve our internal control over financial reporting and remediate the material weaknesses. Our efforts include a number of actions:

●	We hired qualified staff and outside resources to segregate key functions within our financial and information technology processes supporting our internal controls over financial reporting.

●	We developed internal controls documentation, including comprehensive accounting policies and procedures and designed, implemented, and tested new controls over key financial processes.

While these actions and planned actions are subject to ongoing management evaluation and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles, we are committed to the continuous improvement of our internal control over financial reporting and will continue to diligently review our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2020, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting described above.

However, after giving full consideration to these material weaknesses, and the additional analyses and other procedures that we performed to ensure that our consolidated financial statements included in this Annual Report on Form 10-K were prepared in accordance with U.S. GAAP, our management has concluded that our consolidated financial statements present fairly, in all material respects, our financial position, results of operations and cash flows for the periods disclosed in conformity with U.S. GAAP.

Management’s Report on Internal Controls Over Financial Reporting

As discussed elsewhere in this Annual Report on Form 10-K, we completed the Business Combination on October 15, 2020. Prior to the Business Combination, we were a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more operating businesses. As a result, previously existing internal controls are no longer applicable or comprehensive enough as of the assessment date as our operations prior to the Business Combination were insignificant compared to those of the consolidated entity post-Business Combination. The design of internal controls over our financial reporting post-Business Combination has required and will continue to require significant time and resources from management and other personnel. As a result, management was unable, without incurring unreasonable effort or expense, to conduct an assessment of our internal control over financial reporting as of December 31, 2020. Accordingly, we are excluding management’s report on internal control over financial reporting pursuant to Section 215.02 of the SEC Division of Corporation Finance’s Regulation S-K Compliance & Disclosure Interpretations.

Changes in Internal Control Over Financial Reporting

Other than described above in this Item 9A, there has been no change in our internal control over financial reporting during the fiscal year ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

We will provide information that is responsive to this Item 10 in our definitive proxy statement or in an amendment to this Annual Report on Form 10-K not later than 120 days after December 31, 2020. Such information is incorporated into this Item 10 by reference.

Item 11. Executive Compensation.

We will provide information that is responsive to this Item 11 in our definitive proxy statement or in an amendment to this Annual Report on Form 10-K not later than 120 days after December 31, 2020. Such information is incorporated into this Item 11 by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We will provide information that is responsive to this Item 12 in our definitive proxy statement or in an amendment to this Annual Report on Form 10-K not later than 120 days after December 31, 2020. Such information is incorporated into this Item 12 by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

We will provide information that is responsive to this Item 13 in our definitive proxy statement or in an amendment to this Annual Report on Form 10-K not later than 120 days after December 31, 2020. Such information is incorporated into this Item 13 by reference.

Item 14. Principal Accounting Fees and Services.

We will provide information that is responsive to this Item 14 in our definitive proxy statement or in an amendment to this Annual Report on Form 10-K not later than 120 days after December 31, 2020. Such information is incorporated into this Item 14 by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following documents are filed as part of this report:

(1) Financial Statements. Reference is made to the Index to Consolidated Financial Statements beginning on Page F-1 hereof.

(2) Financial Statement Schedules. None.

(3) Exhibits. The following exhibits are filed, furnished or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit		Incorporated by Reference
Number	Description of Document	Schedule/Form	File Number	Exhibits	Filing Date

2.1	Agreement and Plan of Merger, dated as of June 11, 2020, entered into by and among Forum, Sprout Merger Sub, Inc., Myjojo, Inc., a Delaware corporation, and Salvatore Galletti, in his capacity as the holder representative on August 10, 2020	Form 8-K	File No. 001-38615	2.1	June 12, 2020

2.2	First Amendment to the Merger Agreement entered into by and among Forum, Sprout Merger Sub, Inc., Myjojo, Inc., a Delaware corporation, and Salvatore Galletti, in his capacity as the holder representative on August 10, 2020	Form 8-K	File No. 001-38615	2.1	August 11, 2020

3.1	Amended and Restated Certificate of Incorporation	Form 8-A12B/A	File No. 001-38615	3.1	October 15, 2020

3.2	Amended and Restated Bylaws	Form 8-A12B/A	File No. 001-38615	3.2	October 15, 2020

4.1	Form of Warrant Agreement between Continental Stock Transfer & Trust Company, LLC and Forum	Form S-1/A	File No. 333-226084	4.4	July 18, 2018

10.1	Amended and Restated Registration Rights Agreement by and among Forum, Forum Investors II, LLC, and other stockholders	Form 8-K	File No. 001-38615	10.4	June 12, 2020

10.2(1)	Employment Agreement with Salvatore Galletti	Form 8-K	File No. 001-38615	10.3	October 21, 2020

10.3(1)	Employment Agreement with Giuseppe Bardari	Form 8-K	File No. 001-38615	10.4	October 21, 2020

10.4(1)	Employment Agreement with Sarah Galletti	Form 8-K	File No. 001-38615	10.5	October 21, 2020

10.5(1)	Employment Agreement with Stephanie Dieckmann	Form 8-K	File No. 001-38615	10.6	October 21, 2020

10.6	Form of Indemnification Agreement	Form 8-K	File No. 001-38615	10.7	October 21, 2020

10.7(1)	2020 Equity Incentive Plan	Form 8-K	File No. 001-38615	10.8	October 21, 2020

10.8*(1)	Form of Stock Option Agreement under the 2020 Equity Incentive Plan

10.9*(1)	Form of Restricted Stock Unit Award Agreement under the 2020 Equity Incentive Plan

10.10*(1)	Form of Restricted Stock Award Agreement under the 2020 Equity Incentive Plan

10.11	Loan and Security Agreement between Ittella Parent and Marquette Business Credit, LLC effective as of September 25, 2017, as amended.	Form 8-K	File No. 001-38615	10.9	October 21, 2020

10.12	General Merchandise Supplier Agreement between Ittella Parent and Wal-Mart Stores, Inc. dated August 31, 2017 (Agreement 607499-91-0)	Form 8-K	File No. 001-38615	10.10	October 21, 2020

10.13	General Merchandise Supplier Agreement between Ittella Parent and Wal-Mart Stores, Inc. dated August 28, 2017 for the supply of products to Sam’s Club store locations (Agreement 607499-64-1)	Form 8-K	File No. 001-38615	10.11	October 21, 2020

10.14	General Merchandise Supplier Agreement between Ittella and Wal-Mart Stores, Inc. dated February 3, 2020 for the supply of products to Sam’s Club store locations (Agreement 607499-64-2)	Form 8-K	File No. 001-38615	10.12	October 21, 2020

10.15	Basic Vendor Agreement between Ittella Parent and Costco Wholesale Corporation dated January 7, 2015	Form 8-K	File No. 001-38615	10.13	October 21, 2020

10.16	Master Purchase Agreement between Ittella Parent and Aldi Inc., dated March 18, 2016.	Form 8-K	File No. 001-38615	10.14	October 21, 2020

10.17	Master Vendor Agreement between Ittella Parent and Trader Joe’s Company dated July 31, 2018	Form 8-K	File No. 001-38615	10.15	October 21, 2020

10.18	Standby Letter of Credit No. SB50533 issued by UMB Bank, N.A. on behalf of the Company, in favor of UniCredit S.P.A. dated as of November 24, 2017, as amended.	Form 8-K	File No. 001-38615	10.16	October 21, 2020

14*	Code of Ethics

21.1	List of Subsidiaries	Form 8-K	File No. 001-38615	10.16	October 21, 2020

23.1*	Consent of BDO USA LLP

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

32.1*	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2*	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

*	Filed herewith.
(1)	Indicates management contract or compensatory plan

Item 16. Form 10–K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TATTOOED CHEF, INC.

By:	/s/ Salvatore Galletti
Salvatore Galletti President, Chief Executive Officer and Chairman of the Board

Date:  March 19, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Salvatore Galletti	Chief Executive Officer	March 19, 2021
Salvatore Galletti	(Principal Executive Officer)

/s/ Charles F. Cargile	Chief Financial Officer	March 19, 2021
Charles F. Cargile	(Principal Financial and Accounting Officer)

/s/ Bryan Rosenberg	Director	March 19, 2021
Bryan Rosenberg

/s/ Paula Ciaramitaro	Director	March 19, 2021
Paula Ciaramitaro

/s/ Edward S. Gelfand	Director	March 19, 2021
Edward S. Gelfand

/s/ Daniel Williamson	Director	March 19, 2021
Daniel Williamson

/s/ Jennifer Fellner	Director	March 19, 2021
Jennifer Fellner

/s/ Ryan Olohan	Director	March 19, 2021
Ryan Olohan

/s/ David Boris	Director	March 19, 2021
David Boris

/s/ Marie D. Quintero-Johnson	Director	March 19, 2021
Marie D. Quintero-Johnson