Form 10-Q
period 2021-03-31
Tattooed Chef, Inc.
filed 2021-05-18
CIK 1741231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of March 31, 2021, there were 81,400,199 shares of common stock, par value $0.0001 issued and outstanding.

TATTOOED CHEF, INC.

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2021

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

TATTOOED CHEF, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except for share and per share information)

	March 31,	December 31,
	2021	2020
ASSETS

CURRENT ASSETS
Cash	$185,161	$131,579
Accounts receivable	31,796	17,991
Inventory	38,701	38,660
Prepaid expenses and other current assets	11,739	18,240
TOTAL CURRENT ASSETS	267,397	206,470

Property, plant and equipment, net	19,312	16,083

Deferred taxes	45,273	43,525

Other assets	923	605

TOTAL ASSETS	$332,905	$266,683

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$31,252	$25,391
Accrued expenses	6,135	2,961
Line of credit	26	22
Notes payable to related parties, current portion	42	66
Notes payable, current portion	111	111
Deferred revenue	974	1,711
Forward contract derivative liability	2,042	-
Other current liabilities	1,188	87
TOTAL CURRENT LIABILITIES	41,770	30,349

Warrant liability	1,875	5,184
Notes payable, net of current portion	1,903	1,990
TOTAL LIABILITIES	$45,548	$37,523

COMMITMENTS AND CONTINGENCIES (See Note 18)

STOCKHOLDERS’ EQUITY
Preferred stock- $0.0001 par value; 10,000,000 shares authorized, none issued and outstanding at March 31, 2021 and December 31, 2020	$-	$-
Common shares- $0.0001 par value; 1,000,000,000 shares authorized; 81,400,199 shares issued and outstanding at March 31, 2021, 71,551,067 shares issued and outstanding at December 31, 2020,	8	7
Treasury stock- 0 shares issued and outstanding at March 31, 2021, 81,087 shares issued and outstanding at December 31, 2020,	-	-
Additional paid in capital	230,970	164,423
Accumulated other comprehensive income	110	1
Retained earnings	56,269	64,729
Total equity	287,357	229,160

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$332,905	$266,683

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TATTOOED CHEF, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS) (unaudited)

(in thousands, except for share and per share information)

	Three Months Ended
	March 31,
	2021	2020
REVENUE	$52,682	$33,170

COST OF GOODS SOLD	45,905	23,927

GROSS PROFIT	6,777	9,243

OPERATING EXPENSES	13,795	2,390

INCOME (LOSS) FROM OPERATIONS	(7,018)	6,853

Interest expense	(20)	(224)
Other income (expense)	(2,589)	-

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(9,627)	6,629

INCOME TAX BENEFIT (EXPENSE)	1,475	(730)

NET INCOME (LOSS)	(8,152)	5,899

LESS: INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	-	1,022

NET INCOME (LOSS) ATTRIBUTABLE TO TATTOOED CHEF, INC.	$(8,152)	$4,877

NET INCOME (LOSS) PER SHARE
Basic	$(0.10)	$0.17
Diluted	$(0.11)	$0.17

WEIGHTED AVERAGE COMMON SHARES
Basic	79,415,105	28,324,038
Diluted	79,719,129	28,324,038

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX

Foreign currency translation adjustments	109	(352)

Total other comprehensive income (loss), net of tax	109	(352)

Comprehensive income	(8,043)	5,547
Less: comprehensive income attributable to the noncontrolling interest	-	1,011

Comprehensive income attributable to Tattooed Chef, Inc. stockholders	$(8,043)	$4,536

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TATTOOED CHEF, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

(in thousands, except for share and per share information)

For the three months ended March 31, 2021

	Common		Common	Additional	Accumulated	Retained
	Stock	Treasury	Shares	Paid-In	Comprehensive	Earnings	Noncontrolling
	Shares	Shares	Amount	Capital	Income (Loss)	(Deficit)	Interests	Total

BALANCE AS OF JANUARY 1, 2021	71,551,067	(81,087)	$7	$164,423	$1	$64,729	$-	$229,160

FOREIGN CURRENCY TRANSLATION ADJUSTMENT	-	-	-	-	109	-	-	109

DIVIDENDS PAID	-	-	-	-	-	(308)	-	(308)

STOCK-BASED COMPENSATION	-	-	-	3,185	-	-	-	3,185

FORFEITURE OF STOCK-BASED AWARDS	(95,084)	-	-	-	-	-	-	-

CANCELLATION OF TREASURY SHARES	(81,087)	81,087	-	-	-	-		-
							-
EXERCISE OF WARRANTS	10,025,303	-	1	63,362	-	-		63,363
							-
NET LOSS	-	-	$-	$-	$-	$(8,152)	$-	$(8,152)

BALANCE AS OF MARCH 31, 2021	81,400,199	-	$8	$230,970	$110	$56,269	$-	$287,357

For the three months ended March 31, 2020

	Redeemable Noncontrolling	Common		Common	Additional	Accumulated	Retained
	Interest	Stock	Treasury	Shares	Paid-In	Comprehensive	Earnings	Noncontrolling
	Amount	Shares	Shares	Amount	Capital	Income (Loss)	(Deficit)	Interests	Total

BALANCE AS OF JANUARY 1, 2020	$6,930	28,324,038	-	$3	$2,314	$(692)	$1,265	$256	$28,327,184

CAPITAL CONTRIBUTIONS	-	-	-	-	-	-	-	355	355

FOREIGN CURRENCY TRANSLATION ADJUSTMENT	-	-	-	-	-	(341)	-	(11)	(352)

DIVIDENDS PAID	-	-	-	-	-	-	(1,438)	-	(1,438)

ACCRETION OF REDEEMABLE NONCONTROLLING INTEREST TO REDEMPTION VALUE	4,431	-	-	-	-	-	(4,431)	-	(4,431)

NET INCOME	$424	-	-	$-	$-	$-	$4,877	$598	$5,475

BALANCE AS OF MARCH 31, 2020	$11,785	28,324,038	-	$3	$2,314	$(1,033)	$273	$1,198	$28,326,793

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TATTOOED CHEF, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands, except for share and per share information)

	Three Months Ended
	March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(8,152)	$5,899
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	552	193
Bad debt expense	122	-
Accretion of debt financing costs	-	9
Revaluation of warrant liability	(320)	-
Unrealized forward contract loss	2,181	-
Stock compensation expense	3,185	-
Deferred taxes, net	(1,749)	-

Changes in operating assets and liabilities:
Accounts receivable	(13,926)	(5,621)
Inventory	(41)	(4,703)
Prepaid expenses and other assets	(7,359)	536
Accounts payable	4,534	2,120
Accrued expenses	3,173	1,560
Deferred revenue	(737)	-
Other current liabilities	963	6
Net cash used in operating activities	(17,574)	(1)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(2,852)	(1,686)
Proceeds from sale of property, plant and equipment	-	36
Net cash used in investing activities	(2,852)	(1,650)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in line of credit	4	4,302
Borrowings of notes payable to related parties	-	1
Repayments of notes payable to related parties	(24)	(19)
Borrowings of notes payable	-	40
Repayments of notes payable	(87)	(169)
Capital contributions	-	355
Proceeds from the exercise of warrants	73,917	-
Payment of dividend	(308)	-
Net cash provided by financing activities	73,502	4,510

NET INCREASE IN CASH	53,076	2,859
EFFECT OF EXCHANGE RATE ON CASH	506	(20)

CASH AT BEGINNING OF PERIOD	$131,579	$4,537

CASH AT END OF PERIOD	$185,161	$7,376

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for
Interest	$1	$636
Income taxes	$-	$16
Noncash investing and financing activities
Distributions	$-	$1,438
Cashless warrant exercises	$2,990	$-
Capital expenditures included in accounts payable	$1,328	$-

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

General

Tattooed Chef, Inc. was originally incorporated in Delaware on May 4, 2018 under the name of Forum Merger II Corporation (“Forum”), as a special purpose acquisition company (“SPAC”) for the purpose of effecting a merger, capital stock exchange, asset acquisitions, stock purchase, reorganization or similar business combination with one or more business.

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

Upon the consummation of the Transaction, Merger Sub merged with and into Myjojo (Delaware) (the “Merger”), with Myjojo (Delaware) surviving the merger in accordance with the Delaware General Corporation Law. Immediately upon the completion of the Transaction, Myjojo (Delaware) became a direct wholly owned subsidiary of Forum. In connection with the closing of the Transaction (the “Closing”), Forum changed its name to Tattooed Chef, Inc. (“Tattooed Chef”). Tattooed Chef’s common stock began trading on the Nasdaq under the symbol “TTCF” on October 16, 2020.

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

Ittella International, Inc. was formed in California as a tax pass-through entity and subsequently converted on April 10, 2019 to a limited liability company, Ittella International, LLC (“Ittella International”). On April 15, 2019, UMB Capital Corporation (“UMB”), a financial institution, acquired a 12.50% non-controlling interest in Ittella International (Notes 3).

Ittella’s Chef, Inc. was incorporated under the laws of the State of California on July 20, 2017 as a qualified Subchapter S subsidiary and a wholly owned subsidiary of Ittella International. Ittella’s Chef, Inc. was formed as a tax passthrough entity for purposes of holding Ittella International’s 70% ownership interest in Ittella Italy, S.R.L. (“Ittella Italy”). On March 15, 2019, Ittella’s Chef, Inc. was converted to a limited liability company, Ittella’s Chef, LLC (“Ittella’s Chef”).

On May 21, 2020, Myjojo (Delaware) was formed with Salvatore Galletti owning all of the shares of common stock. On May 27, 2020, Myjojo, Inc (California) merged into Myjojo, Inc., (Delaware) with Myjojo, Inc. (Delaware) issuing shares of common stock to the sole stockholder of Myjojo (California).

In connection with the Transaction and as a condition to the Closing, Myjojo (Delaware) entered into a Contribution Agreement with the minority members of Ittella International and the minority shareholders of Ittella Italy. Under the Contribution Agreement, the minority holders contributed all of their equity interests in Ittella International to Myjojo (Delaware) and Ittella Italy to Ittella’s Chef in exchange for Myjojo (Delaware) stock (the “Restructuring”). The Restructuring was consummated prior to the Transaction. The shares of Myjojo (Delaware) were exchanged for shares of Forum’s common stock upon consummation of the Transaction.

Basis of Consolidation. The condensed consolidated financial statements include the accounts of Tattooed Chef and its subsidiaries in which Tattooed Chef has a controlling interest directly or indirectly, and variable interest entities for which the Company is the primary beneficiary. All intercompany accounts and transactions have been eliminated in consolidation.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the SEC on March 19, 2021, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2020 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The interim results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

The Transaction was accounted for as a reverse recapitalization in accordance with GAAP (the “Reverse Recapitalization”). Under this method, Forum was treated as the “acquired” company (“Accounting Acquiree”) and Myjojo (Delaware), the accounting acquirer, was assumed to have issued stock for the net assets of Forum, accompanied by a recapitalization.

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

Revision of Previously Issued Financial Statements for Correction of Immaterial Errors.

The Company revised the accompanying condensed consolidated statements of operations and comprehensive income for the period ended March 31, 2020 to reflect the correction of an immaterial error for amounts previously not reflected in the comprehensive income attributable to noncontrolling interest. This revision has no impact on the Company’s net income, retained earnings, or earnings per share.

Revised Condensed Consolidated Statements of Operations and Comprehensive Income	As Previously Reported	Adjustment	As Revised
Three months ended March 31, 2020
Comprehensive income	$5,547	-	$5,547
Less: income (loss) attributable to the noncontrolling interest	(11)	1,022	1,011
Comprehensive income attributable to Tattooed Chef, Inc. stockholders	$5,558	(1,022)	$4,536

The Company revised the accompanying condensed consolidated balance sheet as of December 31, 2020, and the consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for the year ended December 31, 2020 (not included herein) to reflect the correction of an immaterial error related to the classification of Private Placement Warrants. These warrants are now classified as liabilities with the related changes in the fair value of these warrants recorded in the statement of operations and comprehensive income. This revision has an immaterial impact on the Company’s previously reported net income, earnings per share, total liabilities or stockholder’s equity.

In further consideration of the guidance in Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity, the Company concluded that a provision in the warrant agreement related to certain settlement methods specific to the Private Placement Warrants precludes the Private Placement Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Private Placement Warrants should be recorded as derivative liabilities on the condensed consolidated balance sheet and measured at fair value upon recognition on October 15, 2020 the Closing date and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the consolidated statement of operations and comprehensive income in the period of change. Therefore, the Company concluded that it is appropriate to revise the classification of the Private Placement Warrants in the Company’s previously issued consolidated financial statements as of and for the year ended December 31, 2020, as previously reported in its Form 10-K.

The revised classification and reported values of the Private Placement Warrants as accounted for under ASC 815-40 are included in the condensed consolidated financial statements herein.

The following table summarizes the effect of the revision on each financial statement line item as of the dates, and for the periods ended, indicated:

	Consolidated Balance Sheet
	As Previously Reported	Adjustment	As Revised
As of December 31, 2020
Warrant liability	-	5,184	5,184
Total Liabilities	32,339	5,184	37,523
Additional paid in capital	170,799	(6,376)	164,423
Retained earnings	63,537	1,192	64,729
Total stockholders’ equity	234,344	(5,184)	229,160

	Consolidated Statement of Operations
	As Previously Reported	Adjustment	As Revised
For the year ended December 31, 2020
Other income	38,066	1,192	39,258
Income before provision for income taxes	28,446	1,192	29,638
Net Income	68,724	1,192	69,916
Net income attributable to Tattooed Chef, Inc.	67,249	1,192	68,441
Basic net income per share	1.85	0.03	1.88
Diluted net income per share	1.69	0.03	1.72

	Consolidated Statement of Shareholders’ Equity
	As Previously Reported	Adjustment	As Revised
For the year ended December 31, 2020
Additional paid in capital from exercise of warrants	66,559	2,696	69,255
Additional paid in capital from reverse recapitalization	91,920	(9,072)	82,848
Additional paid in capital ending balance	170,799	(6,376)	164,423
Net income in retained earnings (deficit)	67,249	1,192	68,441
Retained earnings (deficit) ending balance	63,537	1,192	64,729

	Consolidated Statement of Cash Flows
	As Previously Reported	Adjustment	As Revised
For the year ended December 31, 2020
Cash Flows from Operating Activities:
Net income	68,724	1,192	69,916
Adjustments to reconcile net loss to net cash used in operating activities:
Revaluation of common stock warrant liability to estimated fair value	-	(1,192)	(1,192)

The Company revised the accompanying condensed consolidated balance sheet and statement of stockholders’ equity as of December 31, 2020 to reflect the correction of an immaterial error related to the presentation of 81,087 treasury shares. The treasury shares are now presented separately from common stock shares. This revision has an immaterial impact on the Company’s previously reported net income, earnings per share, or stockholder’s equity.

Reclassifications. Certain prior period reclassifications were made to conform with the current period presentation. These reclassifications had no effect on reported income and comprehensive income, cash flows, total assets, total liabilities or stockholders’ equity as previously reported.

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

The accompanying condensed consolidated financial statements are expressed in United States dollars. Assets and liabilities of foreign operations are translated at period-end rates of exchange. Revenues, costs and expenses are translated at average rates of exchange prevailing during the period. Equity adjustments resulting from translating foreign currency financial statements are accumulated as a separate component of stockholders’ equity.

The Company conducts business globally and is therefore exposed to adverse movements in foreign currency exchange rates, specifically the Euro to US dollar. To limit the exposure related to foreign currency changes, the Company entered into foreign currency exchange forward contracts starting in 2020. The Company does not enter into contracts for speculative purposes.

In February 2020, the Company entered into a trading facility for derivative forward contracts. Under this facility, the Company has access to open foreign exchange forward contract instruments to purchase a specific amount of funds in Euros and to settle, on an agreed-upon future date, in a corresponding amount of funds in United States dollars. During the three months ended March 31, 2021 and 2020, the Company entered into foreign currency exchange forward contracts to purchase 22.00 million Euros and 13.35 million Euros, respectively. The notional amounts of these derivatives are $26.90 million and $14.68 million for the three-month period ended March 31, 2021 and 2020, respectively.

These derivatives are not designated as hedging instruments. Gains and losses on the contracts are included in other income net, and substantially offset foreign exchange gains and losses from the short-term effects of foreign currency fluctuations on assets and liabilities, such as purchases, receivables and payables, of which are denominated in currencies other than the functional currency of the reporting entity. These derivative instruments generally have maturities of up to nine months.

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

Inventory. Inventory consists of raw materials and packaging materials, work in process and finished goods. Inventories are carried at the lower of cost or net realizable value on a weighted average basis. Inventory is initially measured at cost and consists of the sum of the applicable expenditures and charges directly and indirectly incurred to bring products to their existing condition and location. These costs include purchase costs and any other charges necessary to prepare the items for production. For work in process and finished goods, these costs normally include those incurred directly or indirectly in the production of inventory (i.e., direct labor and production overheads or conversion costs), and other expenses (i.e., inbound freight, transportation and handling charges, taxes and duties).

Overhead costs are allocated to the units produced within the reporting period, while abnormal costs are charged to current operations as incurred. The Company monitors the remaining utility of its inventory and writes down inventory for excess or obsolescence as appropriate.

Property, Plant and Equipment. Property, plant and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization of property, plant and equipment is calculated using the straight-line method over a period considered adequate to amortize the total cost over the useful lives of the assets, which range from 5 to 7 years for machinery and equipment, 5 to 7 years for furniture and fixtures, 20 to 25 years for buildings, and 3 to 5 years for computer equipment. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the improvements. Repairs and maintenance are expensed as incurred. Renewals and enhancements are capitalized and depreciated over the remaining life of the specific property unit. When the Company retires or disposes of property, plant or equipment, the cost and accumulated depreciation are removed from the Company’s accounts and any resulting gain or loss is reflected in the condensed consolidated statements of operations and comprehensive income (loss).

Long-Lived Assets. Long-lived assets are reviewed for impairment at the asset group level whenever events or changes in circumstances indicate that the carrying amount of such asset group may not be recoverable. Recoverability of assets within an asset group to be held and used is measured by a comparison of the carrying amount of an asset group to the future undiscounted net cash flows expected to be generated by the asset group. If such asset groups are considered to be impaired, the impairment to be recognized is based upon their fair value. No impairment was recorded during the three months ended March 31, 2021 and 2020.

Fair Value of Financial Instruments. Certain assets and liabilities are required to be recorded at fair value on a recurring basis. Fair value is determined based on the exchange price that would be received for an asset or transferred for a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. The carrying amounts of cash, accounts receivables, accounts payable and certain notes payable approximate fair value because of the short maturity and/or variable rates associated with these instruments. Long-term debt as of March 31, 2021 and December 31, 2020 approximates its fair value as the interest rates are indexed to market rates. The Company categorizes the inputs to the fair value measurements into three levels based on the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

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

Warrants. The Public Warrants are considered freestanding equity-classified instruments due to their detachable and separately exercisable features and meet the indexation criteria in ASC 815-40-15-7C. Accordingly, the Public Warrants are presented as a component of Stockholders’ Equity in accordance with ASC 815-40-25. The Agreements with respect to the Company’s Private Placement Warrants include provisions related to determining settlement amounts that preclude the Warrants from being accounted for as components of equity. As these Warrants meet the definition of a derivative as contemplated in ASC 815-40, the Private Placement Warrants are recorded as derivative liabilities on the condensed consolidated balance sheets and measured at fair value at inception (on the Closing date) and at each reporting date in accordance with ASC 820, with changes in fair value recognized in the condensed consolidated statements of operations and other comprehensive income (loss) in the period of change.

Revenue Recognition. The Company recognizes revenue in accordance with ASC Topic 606. The Company’s principal business is the manufacturing of plant-based foods including, but not limited to, acai and smoothie bowls, zucchini spirals, riced cauliflower, vegetable bowls and cauliflower crust pizza primarily in the United States and Italy. Revenue recognition is determined by (a) identifying the contract, or contracts, with a customer; (b) identifying the performance obligation in each contract; (c) determining the transaction price; and (d) allocating the transaction price to the performance obligation in each contract; and (e) recognizing revenue when, or as, the Company satisfies performance obligations by transferring the promised goods or services. Each unit of product delivered is determined as a separate performance obligation and in the event there are more than one unit of a product ordered, there will be multiple performance obligations satisfied under the same contract. When control of the promised products and services are transferred to the Company’s customers, the Company recognizes revenue in the amount that reflects the consideration the Company expects to receive in exchange for these products and services.

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

Most contracts also include some form of variable consideration, the most common form are discounts and demonstration costs. Variable consideration is treated as a reduction in revenue when product revenue is recognized. Depending on the specific type of variable consideration, the Company uses either the expected value or most likely amount method to determine the variable consideration. The Company reviews and updates its estimates and related accruals of variable consideration each period based on the terms of the agreements, historical experience, and any recent changes in the market.

The Company does not have significant unbilled receivable balances arising from transactions with customers. The Company does not capitalize contract inception costs as contracts are one year or less and the Company does not incur significant fulfillment costs requiring capitalization. The Company’s deferred revenue balance is primarily compromised of customer arrangements with shipping terms as FOB destination that have been shipped but not yet received by the customer as of the reporting period. Deferred revenue was $0.97 million and $1.71 million as of March 31, 2021 and December 31, 2020, respectively.

The Company recognizes shipping and handling costs related to products transferred to the end customer as fulfillment cost and includes these costs in cost of goods sold upon delivery of the product to the customer.

Sales and Marketing Expenses. The Company expenses costs associated with sales and marketing as incurred. Sales and marketing expenses were $5.10 million and $0.62 million for the periods ended March 31, 2021 and 2020, respectively, and are included in operating expenses in the condensed consolidated statements of operations and comprehensive income (loss).

Interest Expense. Interest expense includes interest primarily related to the amortization of deferred financing costs, the Company’s notes payable and line of credit.

Deferred Financing Costs. Deferred financing costs include fees associated with the Company’s line of credit agreement. Such fees are amortized on a straight-line basis over the term of the related line of credit agreement as a component of interest expense, which approximates the effective interest rate method, in accordance with the terms of the agreement. Deferred financing costs, net were $0.09 million and $0.09 million at March 31, 2021 and December 31, 2020, respectively, and are recorded as a component of other assets in the accompanying condensed consolidated balance sheets. Amortization expense of deferred financing costs were $0.90 million and $0.02 million during the periods ended March 31, 2021 and 2020, respectively.

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

Under the provisions of ASC 718, Compensation—Stock Compensation, the Company measures stock-based awards granted to non-employees based on the fair value of the award on the date on which the related service is completed. Compensation expense is recognized over the period during which services are rendered by non-employees until service is completed.

Income Taxes

As part of the process of preparing its condensed consolidated financial statements, the Company is required to estimate its provision for income taxes in each of the tax jurisdictions in which it conducts business, in accordance with the Income Tax Topic 740 of the ASC (“ASC 740”). The Company computes its annual tax rate based on the statutory tax rates and tax planning opportunities available to it in the various jurisdictions in which it earns income. Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. A valuation allowance is provided when it is more likely than not that some portion or all of the net deferred tax assets will not be realized. The factors used to assess the likelihood of realization include the Company’s forecast of the reversal of temporary differences, future taxable income, and available tax planning strategies that could be implemented to realize the net deferred tax assets. Failure to achieve forecasted taxable income in applicable tax jurisdictions could affect the ultimate realization of deferred tax assets and could result in an increase in the Company’s effective tax rate on future earnings. Based on our assessment, it appears more likely than not that the net deferred tax assets will be realized through future taxable income.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must first be determined to be more likely to be sustained based solely on its technical merits, and if so, then measured to be the largest benefit that has a greater than 50% likelihood of being sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2021 and December 31, 2020, respectively. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2021. The Company is currently not aware of any issues under review that could result in significant payment, accruals, or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. See Note 13 for more information on the Company’s accounting for income taxes.

Accumulated Other Comprehensive Loss. Accumulated other comprehensive loss is defined as the change in equity resulting from transactions from non-owner sources. Other comprehensive income consisted of gains and losses associated with changes in foreign currency as a result of the translation of the financial results of the Company’s Italian subsidiary.

Use of Estimates. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

Concentrations of Credit Risk. The Company grants credit, generally without collateral, to customers primarily in the United States. Consequently, the Company is subject to potential credit risk related to changes in business and economic factors in this geographical area. No external suppliers accounted for more than 10% of the Company’s cost of goods sold during the period ended March 31, 2021 and 2020.

Three customers accounted for 89% and 87% of the Company’s revenue during the three months ended March 31, 2021 and 2020, respectively.

Customer	2021	2020

Customer C	41%	41%
Customer A	38%	29%
Customer B	10%	17%

Customers accounting for more than 10% of the Company’s accounts receivable as of March 31, 2021 and December 31, 2020 were:

Customer	March 31, 2021	December 31, 2020

Customer A	45%	24%
Customer B	*	10%
Customer C	38%	53%

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

A majority of the Company’s products are sold from the United States to customers.

Long-lived assets consist of property, plant and equipment - net and other non-current assets. The geographic location of long-lived assets is as follows:

Long Lived Assets (in thousands)	March 31, 2021	December 31, 2020
Italy	$10,733	$9,113
United States	8,579	6,970
Total	$19,312	$16,083

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions and technical corrections to tax depreciation methods for qualified improvement property. It also appropriated funds for the SBA Paycheck Protection Programs that are forgivable in certain situations to promote continued employment, as well as Economic Injury Disaster Loans to provide liquidity to small businesses harmed by COVID-19. The Company has elected not to apply for a Paycheck Protection Program loan. As of March 31, 2021 and December 31, 2020, the Company has analyzed the provisions of the CARES Act and determined it did not have a material impact on the Company’s financial condition, results of operations or cash flows.

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

In December 2019, the FASB issued Accounting Standards Update (“ASU”) No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), as part of its overall simplification initiative to reduce costs and complexity of applying accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements. Amendments include removal of certain exceptions to the general principles of Topic 740, Income Taxes, and simplification in several other areas. ASU 2019-12 is effective for annual reporting periods beginning after December 15, 2020, and interim periods therein. The Company adopted the new standard on January 1, 2021, the first day of the reporting year. One of the amendments eliminates a limitation on the amount of income tax benefit that can be recognized in an interim period when a year-to-date loss exceeds the anticipated loss for the year. The adoption of this standard did not have material impact Company’s condensed consolidated financial statements for the period ended March 31, 2021.

In June 2016, the FASB issued ASU No. 2016-13 (“ASU 2016-13”) regarding ASC Topic 326, Financial Instruments - Credit Losses, which modifies the measurement of expected credit losses of certain financial instruments. The Company will be required to use a forward-looking expected credit loss model for accounts receivables, loans, and other financial instruments. The amendments will become effective for the Company for periods beginning after December 15, 2022. Adoption of the standard will be applied using a modified retrospective approach. The Company is currently evaluating the impact the adoption of ASU 2016-13 will have on its condensed consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which provides guidance for contract modifications and certain hedging relationships associated with the transition from reference rates that are expected to be discontinued. Interest on borrowings under the Company’s revolving credit facility is calculated based upon LIBOR. ASU 2020-04. was issued on March 12, 2020 and may be applied prospectively through December 31, 2022. This guidance has had no material effect on the Company for the period ended March 31, 2021. The Company will continue to evaluate the impact this guidance may have on its condensed consolidated financial statements.

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies the accounting for convertible instruments. ASU 2020-06 removes certain accounting models that separate the embedded conversion features from the host contract for convertible instruments, requiring bifurcation only if the convertible debt feature qualifies as a derivative under ASC 815 or for convertible debt issued at a substantial premium. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years and early adoption is permitted in annual reporting periods ending after December 15, 2020. The Company is currently evaluating the impact this guidance may have on its condensed consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02” or “Topic 842”). The purpose of ASU 2016-02 is to provide financial statement users a better understanding of the amount, timing, and uncertainty of cash flows arising from leases. The adoption of ASU 2016-02 will result in the recognition of a right-of-use asset and a lease liability for all leases. New disclosure requirements include qualitative and quantitative information about the amounts recorded in the financial statements. In September 2017, the FASB issued ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842), which provides additional implementation guidance on the previously issued ASU 2016-02 Leases (Topic 842). ASU 2016-02 requires a lessee to recognize assets and liabilities on the balance sheet for all leases with lease terms greater than 12 months. ASU 2016-02 requires a modified retrospective transition by means of a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year in which the guidance is effective with the option to elect certain practical expedients and accounting policy elections. ASU 2016-02 will be effective for the Company for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. ASU 2020-05 extended the adoption to fiscal years beginning after December 15, 2021, with interim periods within fiscal years beginning after December 15, 2022. The Company is currently evaluating the impact of the adoption of this update on its combined consolidated financial statements.

3.	Redeemable noncontrolling interest

On April 15, 2019, UMB contributed $6.00 million to acquire 6,000 units for a 12.5% ownership interest in Ittella International. The Company incurred issuance costs of $0.13 million resulting in net consideration received of $5.87 million.

Per the terms of Ittella International’s operating agreement, UMB was provided with a put right which may cause Ittella International to purchase all, but not less than all of UMB units upon notice (“Put Notice”). UMB could have provided the Put Notice to Ittella International at any time for any reason after April 15, 2024. If Ittella International did not accept the price proposed in the Put Notice, the consideration to be paid by Ittella International to UMB for the units that were the subject of the Put Notice will be the fair market value of the units as established by a third party appraisal, subject to a floor for the fair value at 85%. If the fair value was less than 85% of the consideration proposed by UMB in their Put Notice, UMB may have chosen to abandon the transfer. The put right constituted a redemption feature and therefore UMB’s noncontrolling interest (the “Redeemable Noncontrolling Interest”) was classified as temporary equity (mezzanine) in the accompanying condensed consolidated financial statements.

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

There were no Redeemable Noncontrolling Interest for the three months ended March 31, 2021. Changes in the carrying value of the Redeemable Noncontrolling Interest were as follows for the three months ended March 31, 2020:

Amount
Redeemable Noncontrolling Interest as of January 1, 2020	$6,930
Net income attributable to redeemable noncontrolling interest	424
Accretion to redeemable noncontrolling interest	4,431
Redeemable Noncontrolling Interest as of March 31, 2020	$11,785

All redeemable noncontrolling interest classified as mezzanine equity were reclassified to permanent equity in connection with the contribution of UMB’s 12.5% equity interests in Ittella International to Myjojo (Delaware) in exchange for Myjojo’s (Delaware)’s common stock and were subsequently exchanged for Forum Class A common stock upon consummation of the Transaction.

4.	REVENUE RECOGNITION

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

The Company disaggregates revenue based on the type of products sold to its customers – private label, Tattooed Chef and other. The other revenue stream constitutes sale of similar food products directly to customers through third-party vendors and the Company acts as a principal in these transactions. All sales are recorded within revenue on the accompanying condensed consolidated statements of operations and comprehensive income (loss). The Company does not have any contract assets or contract liabilities as of March 31, 2021 and 2020.

Revenue streams for the three months ended March 31, 2021 and 2020 were as follows:

	2021		2020
Revenue Streams (in thousands)	Revenue	% Total	Revenue	% Total

Tattooed Chef	$35,993	68%	$17,649	53%
Private Label	16,371	31%	15,102	46%
Other revenues	318	1%	419	1%
Total	$52,682		$33,170

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

5.	ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL RECEIVABLES

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

The Company evaluates the creditworthiness of its customers regularly and based on its analysis, the Company has determined an allowance for doubtful receivables is not necessary as of the three months ended March 31, 2021 and December 31, 2020. The Company writes off accounts receivable whenever they become uncollectible, and any payments subsequently received on such receivables are recorded as bad debt recoveries in the period the payment is received. Credit losses from continuing operations have consistently been within management’s expectations.

6.	INVENTORY

Inventory consists of the following as of (in thousands):

	March 31, 2021	December 31, 2020

Raw materials	$14,845	$16,534
Work-in-process	5,134	5,220
Finished goods	15,914	13,902
Packaging	2,808	3,004

Total	$38,701	$38,660

7.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

The following table provides additional information related to the Company’s prepaid expenses and other current assets as of (in thousands):

	March 31, 2021	December 31, 2020

Prepaid expenses	$9,785	$1,897
Tax credits	1,903	1,884
Warrants receivable (see Note 15)	-	13,542
Other current assets	51	917

Total	$11,739	$18,240

8.	PROPERTY, PLANT, AND EQUIPMENT - NET

Property, plant and equipment consists of the following as of (in thousands):

	March 31, 2021	December 31, 2020

Buildings	$2,827	$2,574
Leasehold improvements	2,114	2,106
Machinery and equipment	14,387	12,526
Computer equipment	187	187
Furniture and fixtures	111	109
Construction in progress	3,032	1,533
	22,658	19,035
Less: accumulated depreciation	(3,346)	(2,952)

Net	$19,312	$16,083

The Company recorded depreciation expense for the periods ended March 31, 2021 and 2020 of $0.55 million and $0.19 million, respectively.

9.	Derivative instruments

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

The fair values of the Company’s derivative instruments classified as Level 2 financial instruments and the line items within the accompanying condensed consolidated balance sheets to which they were recorded are summarized as follows (in thousands):

	Balance Sheet Line Item	As of March 31, 2021
Derivatives not designated as hedging instruments:
Foreign currency derivatives	Forward contract derivative liability	$2,042
Total		$2,042

The effect on the accompanying condensed consolidated statements of operations and comprehensive income (loss) of derivative instruments not designated as hedges   is summarized as follows (in thousands):

	Line Item in Statements of Operations	Three months ended March 31, 2021
Derivatives not designated as hedging instruments:
Foreign currency derivatives	Other income (expense)	$(2,909)
Total		$(2,909)

Unrealized and realized losses on forward currency derivatives for the three months ended March 31, 2021 were $2.18 million and $0.73 million, respectively. The Company has notional amounts of $55.00 million and $45.60 million on outstanding derivatives as of March 31, 2021 and December 31, 2020, respectively.

10.	FAIR VALUE MEASUREMENTS

Contingent Consideration Liabilities – Holdback Shares

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

On November 16, 2020, the contingencies were met and accordingly the Holdback Shares were released. The remeasured fair value of the liability was $83.15 million based on the public share price on release date and was charged against additional paid-in capital. The change in fair value during the period resulted in a gain on settlement of the contingent consideration derivative of $37.20 million and was recorded within “other income” in the condensed consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2020.

There were no changes in the estimated fair value of the Company’s liabilities measured on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2021 and 2020, respectively.

Sponsor Earnout Shares Subject to Transfer Restrictions

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

Warrant Liabilities

The Private Placement Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the condensed consolidated balance sheets. The warrant liabilities are measured at fair value at inception (“initial measurement”), which is at the Closing date, and on a recurring basis (“subsequent remeasurement”), with changes in fair value presented within change in fair value of warrant liabilities in the condensed consolidated statements of operations and comprehensive income (loss).

Initial Measurement

The fair value of the Private Placement Warrants were initially measured at fair value on October 15, 2020, the Closing date.

Subsequent Measurement

At each reporting period or upon exercise of the Warrants, the Company remeasures the Private Placement Warrants at their fair values with the change in fair value reported to current operations within the statements of operations and other comprehensive income (loss). During the three months ended March 31, 2021, 223,041 Private Placement Warrants were settled, resulting in an aggregate loss on settlements of $0.15 million.

For the three months ended March 31, 2021, change in the fair value of the warrant liabilities charged to current operations amounted to $0.47 million.

Fair Value Measurement

The fair value of the Private Placement Warrants was determined to be $10.16 per Warrant as of March 31, 2021 using Monte Carlo simulations and using Level 3 inputs. Inherent in a Monte Carlo simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock warrants based on implied volatility from its traded warrants and historical volatility of select peers’ common stock with similar expected term of the Warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield on the grant date with a maturity similar to the expected remaining term of the warrants. The expected term of the Warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company estimated to remain at zero.

The following table provides quantitative information regarding the inputs to the fair value measurement of the Private Placement Warrants as of each measurement date:

Input	October 15, 2020 (Initial Measurement)	December 31, 2020	March 31, 2021
Risk-free interest rate	0.32%	0.34%	0.79%
Expected term (years)	5	4.79	4.55
Expected volatility	35.00%	35.00%	40.00%
Exercise price	$11.50	11.50	11.50
Fair value of Units	$13.85	12.72	10.16

On October 15, 2020, the fair value of the Private Placement Warrants was determined to be $13.85 per warrant, or an aggregate value of $9.07 million for 655,000 outstanding warrants. On December 31, 2020, the fair value of the Private Placement Warrants was determined to be $12.72 per warrant, or an aggregate value of $5.18 million for 407,577 outstanding warrants.

As of March 31, 2021, the aggregate fair value of the Private Placement Warrants was determined to be $1.87 million, based on the estimated fair value per Private Placement Warrant on that date of $10.16 for 184,536 outstanding warrants.

The following table presents the changes in the fair value of warrant liabilities:

Private Placement
Fair value at initial measurement on October 15, 2020	$9,071,750
Exercise of Private Placement Warrants	(2,695,806)
Change in fair value(1)(2)	(1,191,565)
Fair value as of December 31, 2020	$5,184,379
Exercise of Private Placement Warrants	(2,989,639)
Change in fair value(1)	(319,854)
Fair value as of March 31, 2021	$1,874,886

(1)	Changes in fair value are recognized in change in fair value of warrant liabilities in the consolidated statements of operations and comprehensive income (loss).

11.	LEASES

The Company leases office and manufacturing facilities, equipment and vehicles under various operating arrangements. Certain of the leases are subject to escalation clauses and renewal periods. The Company recognizes lease expense, including predetermined fixed escalations, on a straight-line basis over the initial term of the lease from the time that the Company controls the leased property.

The future minimum lease commitments as of March 31, 2021 under operating leases having an initial or remaining non-cancelable term of one year or more are as follows (in thousands):

Nine months ended December 31, 2021	$612
2022	762
2023	631
2024	353
2025	300
Thereafter	2,224
Total	$4,882

The Company’s rent expense for the three months ended March 31, 2021 and 2020 totaled $0.65 million and $0.50 million, respectively.

12.	ACCRUED EXPENSES

The following table provides additional information related to the Company’s accrued expenses as of (in thousands):

	March 31, 2021	December 31, 2020
Accrued customer incentives	$4,170	$1,524
Accrued payroll	1,334	1,245
Accrued commission	631	108
Other accrued expenses	-	84
Total	$6,135	$2,961

13.	INCOME TAXES

The following table presents the provision for income taxes and the effective tax rate for the three months ended March 31, 2021 and March 31, 2020 in thousand:

	March 31, 2021	March 31, 2020
Income tax (benefit) expense	(1,475)	730
Effective tax rate	15%	11%

The income tax (benefit) expense for the three months ended March 31, 2021 was primarily attributable to federal, state and foreign income tax expenses attributable to federal and state tax benefits on the Company’s U.S. loss as a C-corporation, offset by foreign income tax expenses on the Company’s foreign income in Italy.

The income tax (benefit) expense for the three months ended March 31, 2020 was primarily attributable to state and foreign income taxes.

The Company also believes that quarterly effective tax rates will vary from the fiscal 2021 effective tax rate as a result of recognizing the income tax effects of items that the Company cannot anticipate such as the changes in tax laws, tax amounts associated with foreign earnings at rates different from the United States federal statutory rate, the tax impact of stock-based compensation. The Company’s foreign earnings on Italian operations are subject to foreign taxes applicable to its income derived in Italy. These taxes include income tax.

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

14.	INDEBTEDNESS

Debt consisted of the following as of (in thousands):

	March 31, 2021	December 31, 2020

Notes payable	$2,014	$2,101
Notes payable to related parties (Note 17)	42	66
Revolving credit facility	26	22
Total debt	2,082	2,189
Less current debt	(179)	(199)

Total	$1,903	$1,990

Revolving credit facility

The Company is party to a revolving line of credit agreement, which has been amended from time to time, pursuant to which a credit facility has been extended to the Company until May 25, 2021 (the “Credit Facility”). The Credit Facility provides the Company with up to $25.00 million in revolving credit. Under the Credit Facility, the Company may borrow up to (a) 90% of the net amount of eligible accounts receivable; plus, (b) the lower of: (i) sum of: (1) 50% of the net amount of eligible inventory; plus (2) 45% of the net amount of eligible in-transit inventory; (ii) $10.00 million; or (iii) 50% of the aggregate amount of revolving loans outstanding, minus (c) the sum of all reserves. Under the Credit Facility: (i) the Company’s fixed charge coverage ratio may not be less than 1.10:1.00, and (ii) the Company may make dividends or distributions in shares of stock of the same class and also distributions for the payment of taxes. As of March 31, 2021 and December 31, 2020, the Company was in compliance with all terms and conditions of its Credit Facility.

The revolving line of credit bears interest at the sum of (i) the greater of (a) the daily Prime Rate, or (b) LIBOR plus 2%; and (ii) 1%.

The revolving line of credit has an arrangement associated with it wherein all collections from collateralized receivables are deposited into a collection account and applied to the outstanding balance of the line of credit on a daily basis. The funds in the collection account are earmarked for payment towards the outstanding line of credit and given the Company’s obligation to pay off the outstanding balance on a daily basis, the balance is classified as a current liability on the Company’s condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020.

Capital expenditure loan, term loan, and notes payable

The Credit Facility includes a capital expenditure loan (“Capex Loan”) in the amount of up to $0.50 million that functions to reimburse the Company for certain qualified expenses related to the Company’s purchase of capital equipment. All borrowings against this loan are payable on a straight-line basis over 5 years and accrue interest at the greater of (a) the daily Prime Rate or (b) the daily LIBOR Rate plus 4%. The loan was paid off in full with the proceeds from the Transaction. The balance on the Capex Loan was $0 million and $0 million as of March 31, 2021 and December 31, 2020, respectively, of which $0 million and $0 million is classified as current as of March 31, 2021 and December 31, 2020, respectively.

In September 2018, the Company amended the Credit Facility to include a term loan in the amount of $1.00 million (the “Term Loan”). The Term Loan accrues interest at the sum of the (i) the greater of (a) the daily Prime Rate, or (b) LIBOR plus 2%; and (ii) 1.5% and has a maturity date of May 25, 2021. The Credit Facility is secured by substantially all of the Company’s assets. The balance on the Term Loan was $0 million and $0 million as of March 31, 2021 and December 31, 2020, respectively.

In April 2019, Ittella Italy entered into a promissory note with a financial institution in the amount of 0.40 million Euros. The note accrues interest at 2.5% and has a maturity date of April 15, 2021, when the full principal and interest are due. The balance on the promissory note was 0.02 million Euros and 0.08 million Euros as of March 31, 2021 and December 31, 2020, respectively.

On June 19, 2015, Ittella Properties, LLC, a variable interest entity (“VIE”) (See Note 19), executed a promissory note with a financial institution in the amount of $1.30 million (the “CB Loan”). The CB Loan accrues interest at an initial rate of 4.99% and is variable on an annual basis in accordance with the United States Treasury Note Index Rate plus 2.66% and subject to a minimum rate of 4.65%. The CB Loan had a maturity date of July 1, 2040 and was collateralized by the Alondra Building (Note 19) and was guaranteed by Ittella International. The loan was paid off in full through a refinancing on January 6, 2020. The outstanding balance on the CB Loan was $0 million and $0.00 million as of March 31, 2021 and December 31, 2020, respectively.

On August 12, 2015, Ittella Properties, LLC, the VIE, executed a note payable with a financial institution in the amount of $1.06 million (the “CDC Loan”). The CDC Loan accrued interest at 2.88% and had a maturity date of August 1, 2035. The CDC Loan was secured by the Alondra Building (Note 19) and was guaranteed by Ittella International. The loan was paid off in full through a refinancing on January 6, 2020. The outstanding balance on the CDC Loan was $0 million and $0 million as of March 31, 2021 and December 31, 2020, respectively.

On January 6, 2020, Ittella Properties, LLC, the VIE, refinanced all of its existing debt with a financial institution in the amount of $2.10 million (the “Note”). The Note accrues interest at 3.60% and has a maturity date of January 31, 2035. Financial covenants of the Note include a minimum fixed charge coverage ratio of 1.20 to 1.00. As of March 31, 2021, the Company was in compliance with all terms and conditions of the Note. The outstanding balance on the Note was $1.99 million and $2.02 as of March 31, 2021 and December 31, 2020, respectively.

Future minimum principal payments due on the notes payable, including notes payable to related parties, for periods subsequent to March 31, 2021 are as follows (in thousands):

Nine months ended December 31, 2021	$151
2022	134
2023	119
2024	123
2025	128
Thereafter	1,427

Total	$2,082

15.	STOCKHOLDERS’ EQUITY

The condensed consolidated statements of changes in equity reflect the Reverse Recapitalization as of October 15, 2020. Since Myjojo (Delaware) was determined to be the accounting acquirer in the Reverse Recapitalization, all periods prior to the consummation of the Transaction reflect the balances and activity of Myjojo (Delaware) (other than shares which were retroactively restated in connection with the Transaction).

Further, the Company issued awards to certain officers and all of the directors pursuant to the Tattooed Chef, Inc. 2020 Incentive Award Plan (“Director Awards”) on December 17, 2020 (see Note 16). Salvatore Galletti received 4,935 shares of common stock of the Company as part of the Director Awards. Such shares together with the shares that Salvatore Galletti received as a result of the Transaction and the release of the Holdback Shares from escrow, allowed Salvatore Galletti to have approximately 39.4% (separate from the shares assigned to Project Lily) of the voting power of the capital stock of the Company as of March 31, 2021.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2021, there were no shares of preferred stock issued or outstanding.

Common Stock

The Company is authorized to issue 1,000,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. As of March 31, 2021, there were 81,400,199 shares issued and outstanding.

Noncontrolling Interest

Prior to the consummation of the Transaction, noncontrolling interest in Ittella Italy was included as a component of stockholders’ equity on the accompanying condensed consolidated balance sheets. Noncontrolling interest in Ittella International contains a redemption feature and was included as mezzanine equity on the accompanying condensed consolidated balance sheets (Notes 3). The share of income attributable to noncontrolling interest were included as a component of net income in the accompanying consolidation statements of operations and comprehensive income prior to the Transaction.

The following schedule discloses the components of the Company’s changes in other comprehensive income attributable to noncontrolling interest for the three months ended March 31, 2020 (in thousands):

Net income attributable to noncontrolling interest in Ittella Italy	$598
Net income attributable to noncontrolling interest in Ittella International	424
Increase in noncontrolling interest due to foreign currency translation	(11)

Change in net comprehensive income attributable to noncontrolling interest for the three months ended March 31, 2020	$1,011

As discussed in Note 3, all noncontrolling interest were converted into Myjojo (Delaware)’s common shares which were subsequently exchanged for the Company’s common shares in the Transaction.

Warrants

In connection with Forum’s IPO and issuance of Private Placement Units in August 2018, Forum issued Units consisting of Common Stock with attached warrants as follows:

1.	Public Warrants – Forum issued 20,000,000 Units at a price of $10.00 per Unit, each Unit consisting of one share of Common Stock of Forum and one redeemable warrant.

2.	Private Placement Warrants – Forum issued 655,000 Private Placement Units, each consisting of one share of Common Stock and one warrant to the Sponsor, Jefferies LLC and EarlyBirdCapital, Inc.

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

The Public Warrants become exercisable upon occurrence of certain events (trigger events), including the completion of the Transaction. Once the Public Warrants become exercisable, the Company may redeem the Public Warrants in whole, at a price of $0.01 per warrant within 30 days after a written notice of redemption, and if, and only if, the reported last sale price of the Company’s common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the holder.

The Private Placement Warrants are identical to the Public Warrants, except that so long as they are held by the Sponsor, an Underwriter, or any of their Permitted Transferees, the Private Placement Warrants: (i) may be exercised for cash or on a cashless basis; (ii) may not be transferred, assigned, or sold 30 days after the completion of a defined Business Combination except to a Permitted Transferee who enters into a written agreement with the Company agreeing to be bound by the transfer restrictions, and (iii) are not redeemable by the Company.

A Warrant may be exercised only during the “Exercise Period” commencing on the later of: (i) the date that is 30 days after the first date on which Forum completes its initial business combination; or (ii) 12 months from the date of the closing of the IPO, and terminating on the earlier to occur (x) five years after Forum completes its initial business combination; (y) the liquidation of the Company or, the Redemption Date (as that term is defined in the Warrant Agreement), subject to any applicable conditions as set forth in the Warrant Agreement. The Company in its sole discretion may extend the duration of the Warrants by delaying the expiration date, provided it give at least 20 days prior written notice of any such extension to the registered holders of the Warrants.

Forum completed a business combination, which is one of the trigger events for exercisability of the Warrants.

Warrant activity is as follows:

	Public Warrants	Private Placement Warrants
Issued and outstanding as of October 15, 2020	20,000,000	655,000
Exercised	(5,540,316)	(247,423)
Redeemed	-	-
Issued and outstanding as of December 31, 2020	14,459,684	407,577
Exercised	(14,602,942)	(223,041)
Redeemed	(143,258)	-
Issued and outstanding as of March 31, 2021	-	184,536

The Public Warrants are considered freestanding equity-classified instruments due to their detachable and separately exercisable features. Accordingly, the Public Warrants are presented as a component of Stockholders’ Equity in accordance with ASC 815-40-25.

As discussed in Note 10, the Private Placement Warrants are considered freestanding liability-classified instruments under ASC 815-40-25.

The Company did not receive payment from the transfer agent for 1,177,602 of the 5,793,611 warrants exercised during the period ended December 31, 2020 and, accordingly, a Warrant Receivable of $13.54 million was recognized as part of Prepaid Expenses and Other Current Assets on the condensed consolidated balance sheet as of December 31, 2020.

During the three-month period ended March 31, 2021, the Company recognized aggregate cash and cashless exercises of 5,234,017 and 9,368,925, respectively, in relation to the Public Warrants. During the three-month period ended March 31, 2021, 223,041 Private Placement Warrants were exercised. The Company issued 10,025,303 common stock shares in connection with all exercises occurred in the three-month period ended March 31, 2021. During the same period, the Company recognized transfers of 143,258 of the Public Warrants from Private Placement Warrants that ceased to meet contractual criteria and became Public Warrants as a result.

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

The appropriated retained earnings amount included in retained earnings was $0.07 million and $0.07 million as of March 31, 2021 and December 31, 2020, respectively.

16.	Equity INCENTIVE PLAN

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

The table below summarizes the share-based activity in the Plan:

	Number of Awards Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Intrinsic Value (in thousands)
Balance at December 31, 2020	756,300	$24.69	9.98	$-
Granted	-	-	-	-
Cancelled and forfeited	(1,500)	24.69	9.82	-
Exercised	-	-	-	-
Balance at March 31, 2021	754,800	$24.69	9.73	$-
Exercisable at March 31, 2021	-	$-	-	$-

There were no options exercised during the three months ended March 31, 2021.

Compensation expense is recorded on a straight-line basis over the vesting period, which is the requisite service period, beginning on the grant date. The compensation expense is based on the fair value of each option grant using the Black-Scholes option pricing model. As of March 31, 2021, the Company had stock-based compensation of $5.17 million related to unvested stock options not yet recognized that are expected to be recognized over an estimated weighted average period of approximately three years.

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

Director restricted stock activity under the Plan for the three months ended March 31, 2021 is as follows:

	Employee Director Awards		Non-Employee Director Awards
	Number of Shares	Weighted- Average Fair Value	Number of Shares	Weighted- Average Fair Value
Balance at December 31, 2020	—	$—	—	$—
Granted	-	-	15,216	18.93
Vested	-	-	(15,216)	18.93
Forfeited	-	-	-	-
Non-vested restricted stock at March 31, 2021	-	$-	-	$-

Non-director employee and consultant restricted stock activity under the Plan for the three months ended March 31, 2021 is as follows:

	Employee Awards		Consultant (Non-Employee) Awards
	Number of Shares	Weighted- Average Fair Value	Number of Shares	Weighted- Average Fair Value
Balance at December 31, 2020	400,000	$24.28	100,000	$24.69
Granted	30,416	23.65	100,000	18.96
Vested	(4,916)	24.28	(100,000)	18.96
Forfeited	(100,000)	24.69	(100,000)	24.69
Non-vested restricted stock at March 31, 2021	325,500	$24.10		$-

The fair value of the consultant (non-employee) performance shares vested for the three months ended March 31, 2021 was approximately $1.90 million. The fair value of employee restricted stock awards vested was approximately $0.12 million for the three months ended March 31, 2021. The fair value of non-employee restricted stock awards vested was approximately $0.29 million for the three months ended March 31, 2021.

As of March 31, 2021, unrecognized compensation costs related to the employee restricted stock awards was $7.4 million and is expected to be recognized over the weighted average period of four years.

In addition, non-employee consultant share-based compensation expense for the three months ended March 31, 2021 was approximately $1.90 million as a result of an accelerated equity grant. The amount recognized vested immediately and had no restrictions or performance conditions.

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

17.	RELATED PARTY TRANSACTIONS

The Company leases office property in San Pedro, California from Deluna Properties, Inc., a company owned by Salvatore Galletti. Rent expense was $0.04 and $0.02 million for the three months ended March 31, 2021 and 2020, respectively.

In January 2009, the Company entered into a promissory note with Salvatore Galletti as the lender in the amount of $0.05 million, which matured on December 31, 2020. The note bore interest at 4.75% over the Prime Rate. The promissory note was paid off in full on January 6, 2020.

The Company entered into a credit agreement with Salvatore Galletti for a $1.20 million revolving line of credit in January 2007. Monthly interest payments are accrued at 4.75% above the Prime Rate on any outstanding balance. In addition, the Company agreed to pay Salvatore Galletti 0.67% per month of the full amount of the revolving credit line, regardless of whether the Company has borrowed against the line of credit. This agreement originally expired on December 31, 2011 but was extended to December 31, 2024. The outstanding balance of the line of credit was $0.03 million and $0.02 million as of March 31, 2021 and December 31, 2020, respectively, and is recorded as notes payable to related parties in the accompanying condensed consolidated balance sheets.

In June 2010, the Company entered into a promissory note with the Salvatore Galletti as the lender in the amount of $0.15 million, which bears interest at 8.00% per annum. The promissory note was paid off in full on June 2, 2020. It had a balance of $0.15 million as of December 31, 2019 and was recorded as notes payable to related parties in the accompanying condensed consolidated balance sheets.

In May 2018, Ittella Italy entered into a promissory note with Pizzo in the amount of 0.48 million Euros. The note bears interest at 8.00% per annum. The balance of the note was 0.04 million Euros and 0.07 million Euros as of March 31, 2021 and December 31, 2020, respectively.

The Company is party to a revolving line of credit with Marquette Business Credit as of March 31, 2021 and December 31, 2020 with borrowing capacity of $25.00 million and $25.00 million, respectively (Note 14). The parent organization of Marquette Business Credit is UMB (Note 3).

18.	COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, the Company also enters into real property leases, which require the Company as lessee to indemnify the lessor from liabilities arising out of the Company’s occupancy of the properties. The Company’s indemnification obligations are generally covered under the Company’s general insurance policies.

From time to time, the Company is involved in various litigation matters arising in the ordinary course of business. The Company does not believe the disposition of any current matter will have a material adverse effect on its condensed consolidated financial position or results of operations.

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

Based on the assessment by management together with the independent assessment from its local legal counsel, the Company believes that a loss is currently not probable and an estimate cannot be made. Therefore, no accrual has been made as of March 31, 2021 or December 31, 2020.

19.	CONSOLIDATED VARIABLE INTEREST ENTITY

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

The results of operations and cash flows of Properties are included in the Company’s condensed consolidated financial statements. For the three-month periods ended March 31, 2021 and 2020, 100% of the revenue of Properties is intercompany and thus was eliminated in consolidation. Properties contributed expenses of $0.05 million and $0.10 million for the periods ended March 31, 2021 and 2020, respectively.

20.	Earnings per share

The following is the summary of basic and diluted EPS for the three-months ended March 31, 2021 and 2020:

	2021	2020
Numerator
Net Income (Loss) attributable to Tattooed Chef, Inc.	$(8,152)	$4,877
Dilutive Net Income (Loss) attributable to Tattooed Chef, Inc.	(8,624)	4,877
Denominator
Weighted average common shares outstanding	79,415	28,324
Effect of potentially dilutive securities related to Warrants	304	-
Weighted average diluted shares outstanding	79,719	28,324
Earnings per share
Basic	$(0.10)	$0.17
Diluted	$(0.11)	$0.17

The following have been excluded from the calculation of diluted earnings per share as the effect of including them would have been anti-dilutive for the three-months ended March 31, 2021 and 2020:

	2021	2020
Stock options	318	-
Restricted stock awards	318	-
Warrants	-	-
Total	636	-

21.	SUBSEQUENT EVENTS

On May 2, 2021, the Company entered into an agreement to acquire Food of New Mexico Distributors, Inc. (“NMFD”) and Karsten Tortilla Factory, LLC (“Karsten”) in an all-cash transaction collectively valued at $35.00 million. NMFD is a privately-held company based in Albuquerque, New Mexico. Together with Karsten, NMFD produces and sells ready to eat New Mexican food products for retail and food service customers. The transaction closed on May 14, 2021. As of the date of issuance of these condensed consolidated financial statements, the initial acquisition and disclosures under ASC 805, Business Combinations, have not been prepared as the Company has not obtained all of the information necessary, nor has there been sufficient time, to complete the related activities.

On April 13, 2021, Ittella Italy purchased a manufacturing facility in Italy for 4.00 million Euros (or $4.69 million). The Company had previously been leasing this facility.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our financial statements and related notes (the “Financial Statements”) included elsewhere in this Quarterly Report on Form 10-Q (the “Quarterly Report”) and the section entitled “Risk Factors.” Unless otherwise indicated, the terms “Tattooed Chef,” “we,” “us,” or “our” refer to Tattooed Chef, Inc., a Delaware corporation, together with its consolidated subsidiaries.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the period ending December 31, 2021 filed with the SEC and Part II, Item 1A. Risk Factors herein. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise. Factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, the following:

●	our ability to maintain the listing of our common stock on Nasdaq;

●	our ability to raise financing in the future;

●	our ability to acquire and integrate new operations successfully;

●	market conditions and global and economic factors beyond our control, including the potential adverse effects of the ongoing global coronavirus (COVID-19) pandemic on capital markets, climate change, general economic conditions, unemployment and our liquidity, operations and personnel;

●	our ability to obtain raw materials on a timely basis or in quantities sufficient to meet the demand for our products;

●	our ability to grow our customer base;

●	our ability to forecast and maintain an adequate rate of revenue growth and appropriately plan its expenses;

●	our expectations regarding future expenditures;

●	our ability to attract and retain qualified employees and key personnel;

●	our ability to retain relationship with third party suppliers;

●	our ability to compete effectively in the competitive packaged food industry;

●	our ability to protect and enhance our corporate reputation and brand;

●	the impact of future regulatory, judicial, and legislative changes on our industry.

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

Results of Operations

For the three months ended March 31, 2021, we had a net loss of $8.18 million, which included stock compensation expenses of $3.19 million, marketing expenses of $2.65 million, and promotional expenses of $1.93 million compared to net income of $5.90 million for the three months ended March 31, 2020, which included no stock compensation expenses, marketing expenses of $0.58 million, and promotional expenses of $0.04 million. The decrease is primarily due to the significant increase in operating expenses.

Revenue increased by $19.51 million, or 58.8%, to $52.68 million for the three months ended March 31, 2021, from $33.17 million for the three months ended March 31, 2020. The increase in revenue is primarily due to growth in sales of our “Tattooed Chef” branded products. For the three months ended March 31, 2021, we had $36.00 million of sales of “Tattooed Chef” branded products compared to $17.60 million for the three months ended March 31, 2020.

Cost of goods sold increased by $21.98 million, or 91.9%, to $45.90 million for the three months ended March 31, 2021, from $23.93 million for the three months ended March 31, 2020. The primary reason for the increase is due to the increase in volume of product sold which accounts for an estimated $14.08 million of the increase. The remaining $7.90 million is attributable to increases in freight (inbound and outbound), cold storage expenses, fulfillment expenses, investment in facility improvements and personal protective equipment. These expenses have increased due to inflation.

Gross profit decreased by $2.47 million, or 26.7%, to $6.78 million for the three months ended March 31, 2021, from $9.24 million for the three months ended March 31, 2020. The decrease is due to the increases in cost of goods sold noted previously.

Gross margin for the three months ended March 31, 2021 was 12.9%, as compared to 27.9% for the three months ended March 31, 2020. The decrease is due to the increases in costs of goods sold noted previously.

Operating expenses for the three months ended March 31, 2021 increased by $11.40 million, or 477.2%, to $13.80 million, compared to $2.39 million for the three months ended March 31, 2020. The increase is primarily due to increased costs of operating as a public company, non-cash stock compensation, and additional marketing and promotional expenses that were not present in the first three months ended March 31, 2020. We expect operating expenses to decrease as a percentage of revenue over time as many relatively fixed operating expenses will be spread over increasing revenue.

Adjusted EBITDA was negative $2.96 million for the three months ended March 31, 2021, compared to positive $7.05 million for the three months ended March 31, 2020. The decline in Adjusted EBITDA was primarily due to public company costs that were not present in the first quarter of 2020. We also incurred $4.58 million in marketing and promotional expenses during the three months ended March 31, 2021 to invest in the future of our Tattooed Chef brand. The benefits from these efforts are expected be realized in both the near and distant future through brand expansions in revenue and distribution.

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

We define EBITDA as net income before interest, taxes, depreciation. Adjusted EBITDA further adjust   EBITDA by adding back non-cash compensation expenses, non-recurring expenses, and other non-operational charges. Adjusted EBITDA is one of the key performance indicators we use in evaluating our operating performance and in making financial, operating, and planning decisions. We believe Adjusted EBITDA is useful to the readers of this quarterly report on Form 10-Q in the evaluation of our operating performance.

The following table provides a reconciliation from net income to Adjusted EBITDA for three months ended March 31, 2020 and the three months ended March 31, 2021:

	Three Months Ended
(in thousands)	March. 31, 2021	March. 31, 2020
Net income (loss)	$(8,152)	$5,899
Interest	$20	$224
Income tax (benefit) expense	$(1,475)	$730
Depreciation	$552	$193
EBITDA	$(9,055)	$7,046
Adjustments
Stock compensation expense	$3,185	$-
Loss on foreign currency forward contracts	$2,909	$-
Total Adjustments	$6,094	$-
Adjusted EBITDA	$(2,961)	$7,046

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

Liquidity and Capital Resources

As of March 31, 2021, we had $185.16 million in cash and cash equivalents. We believe our cash on hand is sufficient to meet our current working capital and capital expenditure requirements for a period of at least twelve months from the date of this filing.

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

A letter of credit in the approximate amount of 445,000 Euros was outstanding as of March 31, 2021. The letter of credit was issued to guarantee the Italian facility lease.

Liquidity

We generally fund our short- and long-term liquidity needs through a combination of cash on hand, cash flows generated from operations, and available borrowings under our line of credit (See “— Indebtedness” above). Our management regularly reviews certain liquidity measures to monitor performance.

Cash Flows

The following section presents the major components of net cash flows from and used in operating, investing and financing activities for the three months ended March 31, 2021 and the three months ended March 31, 2020:

Operating Activities

For three months ended March 31, 2021, we realized a net loss of $8.15 million, including stock compensation expenses of $3.19 million, marketing expenses of $2.65 million, and promotional expenses of $1.93 million. Net cash used in operating activities was $17.58 million, primarily due to marketing expenses and promotional expenses mentioned before to build the Tattooed Chef brand and increase awareness of the products on the shelf to further drive revenue. There have also been increased costs compared to prior years in operating a public company. During this period, non-cash items included depreciation expense of $0.55 million. We purchased additional equipment in both facilities to increase capacity and throughput, resulting in greater depreciation add backs to operating cash. The additional capital expenditures have allowed us to produce more product in the same footprint and without increasing labor costs.

For the three months ended March 31, 2020, we realized net income of $5.90 million. Net cash used in operating activities was negligible at $0.01 million due to a $5.62 million increase in accounts receivable due to increased revenue and a $4.70 million increase in inventory to meet anticipated growth in sales, partially offset by a $3.68 million increase in accounts payable and accrued expenses. During this period, non-cash items included depreciation expense of $0.19 million related to capital expenditures to build new lines in the Italy facility, as well as additional freezer space in the California facility. There were capital expenditures to build new lines in the Italy facility, as well as additional freezer space in the California facility.

We anticipate that our depreciation and amortization expense will increase for the balance of 2021 and for future periods based on capital expenditures on property, plant and equipment made in 2019 and 2020, and expected capital expenditures to expand production capabilities in both the Italy and California facilities. We also anticipate increases in stock-based compensation as we make equity grants to certain key employees, members of our management team and our Board of Directors.

Investing Activities

Net cash used in investing activities relates to capital expenditures to support growth and investment in property, plant and equipment to expand production capacity, tenant improvements, and to a lesser extent, replacement of existing equipment.

For the three months ended March 31, 2021, net cash used in investing activities was $2.85 million as compared to $1.65 million for the three months ended March 31, 2020. Cash used in both periods consisted primarily of capital expenditures to improve efficiency and output from our current facilities.

Financing Activities

For the three months ended March 31, 2021, net cash provided by financing activities was $73.50 million, primarily from warrant exercises.

For the three months ended March 31, 2020, net cash provided by financing activities was $4.51 million primarily attributable to a $4.30 million increase in borrowings under the credit facility to support working capital requirements to fund growth.

Off-balance Sheet Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of March 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities, other than immaterial supplier contracts with growers in Italy to ensure that product is available to fulfill demand.

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

Valuation of Holdback Shares and Sponsor Earnout Shares

We recognized and measured the contingent amounts associated with the Holdback Shares and Sponsor Earnout Shares at fair value as of the Closing date of $120.35 million and $0, respectively, using a probability-weighted discounted cash flow model. These measures are based upon significant inputs that are not observable by the market and are therefore considered to be Level 3 inputs. Refer to Note 10 to our consolidated financial statements for discussion related to the measurement and recognition.

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

Warrant Liabilities

We account for the Private Placement Warrants issued in connection with our private placements in accordance with ASC 815, whereby the Private Placement Warrants are recorded as liabilities as they do not meet the criteria for an equity classification. As the Private Placement Warrants meet the definition of a derivative as contemplated in ASC 815, they are measured at fair value at inception and subsequently remeasured at each reporting date, with changes in fair value recognized in the consolidated statements of operations and other comprehensive income (loss) in the period of change.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2021, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting described above.

However, after giving full consideration to these material weaknesses, and the additional analyses and other procedures that we performed to ensure that our consolidated financial statements included in this Quarterly Report were prepared in accordance with U.S. GAAP, our management has concluded that our consolidated financial statements present fairly, in all material respects, our financial position, results of operations and cash flows for the periods disclosed in conformity with U.S. GAAP.

Changes in Internal Control Over Financial Reporting

Other than described above in this Item 4, there has been no change in our internal control over financial reporting during the fiscal quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our 2020 Form 10-K, as updated and supplemented below and in subsequent filings. These risk factors could materially harm our business, operating results and financial condition. Additional factors and uncertainties not currently known to us or that we currently consider immaterial also may materially adversely affect our business, financial condition or future results.

Prolonged inflation could result in higher costs and decreased margins and earnings.

A majority of our products are manufactured and sold inside of the United States, which increases our exposure to, among other things, domestic inflation and fuel price increases. A prolonged period of inflation could cause interest rates, fuel, wages, and other costs to increase, which would adversely affect our results of operations unless freight rates correspondingly increase. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition, and results of operation.

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

TATTOOED CHEF, INC.

Date: May 17, 2021	By:	/s/ Salvatore Galletti
	Name:	Salvatore Galletti
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 17, 2021	By:	/s/ Stephanie Dieckmann
	Name:	Stephanie Dieckmann
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)