Form 10-Q
period 2021-06-30
Tattooed Chef, Inc.
filed 2021-08-16
CIK 1741231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 2, 2021, there were 81,952,543 shares of common stock, par value $0.0001 issued and outstanding.

TATTOOED CHEF, INC.

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2021

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

TATTOOED CHEF, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share and per share information)

	June 30,	December 31,
	2021	2020
ASSETS

CURRENT ASSETS
Cash	$140,182	$131,579
Accounts receivable, net of allowances of $65 and $0 as of June 30, 2021 and December 31, 2020, respectively	23,018	17,991
Inventory	50,818	38,660
Prepaid expenses and other current assets	8,592	18,240
TOTAL CURRENT ASSETS	222,610	206,470

Property, plant and equipment, net	39,231	16,083
Intangible assets, net	206	-
Deferred taxes	-	43,525
Goodwill	19,351	-
Other assets	1,947	605

TOTAL ASSETS	$283,345	$266,683

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$29,269	$25,391
Accrued expenses	5,610	2,961
Line of credit	2,115	22
Notes payable to related parties	25	66
Notes payable, current portion	405	111
Deferred revenue	950	1,711
Forward contract derivative liability	935	-
Finance lease	2,917	-
Other current liabilities	1,840	87
TOTAL CURRENT LIABILITIES	44,066	30,349

Warrant liability	2,215	5,184
Notes payable, net of current portion	2,724	1,990
TOTAL LIABILITIES	$49,005	$37,523

COMMITMENTS AND CONTINGENCIES (See Note 20)

STOCKHOLDERS’ EQUITY
Preferred stock- $0.0001 par value; 10,000,000 shares authorized, none issued and outstanding at June 30, 2021 and December 31, 2020	$-	$-
Common shares- $0.0001 par value; 1,000,000,000 shares authorized; 81,938,668 shares issued and outstanding at June 30, 2021, 71,551,067 shares issued and outstanding at December 31, 2020	8	7
Treasury stock- 0 shares issued and outstanding at June 30, 2021, 81,087 shares issued and outstanding at December 31, 2020	-	-
Additional paid in capital	231,359	164,423
Accumulated other comprehensive income (loss)	(100)	1
Retained earnings	3,073	64,729
Total equity	234,340	229,160

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$283,345	$266,683

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TATTOOED CHEF, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS) (unaudited)

(in thousands, except share and per share information)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
REVENUE	$103,398	$67,934	$50,716	$34,764

COST OF GOODS SOLD	89,534	54,946	42,750	31,019

GROSS PROFIT	13,864	12,988	7,966	3,745

OPERATING EXPENSES	28,816	4,458	15,900	2,068

(LOSS) INCOME FROM OPERATIONS	(14,952)	8,530	(7,934)	1,677

Interest expense	(114)	(381)	(94)	(157)
Other (expense) income	(1,772)	288	817	288

(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES	(16,838)	8,437	(7,211)	1,808

INCOME TAX EXPENSE	(44,510)	(1,283)	(45,985)	(553)

NET (LOSS) INCOME	(61,348)	7,154	(53,196)	1,255

LESS: INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	-	1,361	-	339

NET (LOSS) INCOME ATTRIBUTABLE TO TATTOOED CHEF, INC.	$(61,348)	$5,793	$(53,196)	$916

NET INCOME (LOSS) PER SHARE
Basic	$(0.76)	$0.20	$(0.65)	$0.03
Diluted	$(0.76)	$0.20	$(0.65)	$0.03

WEIGHTED AVERAGE COMMON SHARES
Basic	81,121,795	28,324,038	81,981,428	28,324,038
Diluted	81,258,427	28,324,038	81,981,428	28,324,038

OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX

Foreign currency translation adjustments	(101)	383	(210)	735

Total other comprehensive (loss) income, net of tax	(101)	383	(210)	735

Comprehensive (loss) income	(61,449)	7,537	(53,406)	1,990
Less: comprehensive income attributable to the noncontrolling interest	-	1,395	-	384

Comprehensive (loss) income attributable to Tattooed Chef, Inc. stockholders	$(61,449)	$6,142	$(53,406)	$1,606

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TATTOOED CHEF, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

(in thousands, except share and per share information)

For the six months ended June 30, 2021

	Common		Common	Additional	Accumulated	Retained
	Stock	Treasury	Shares	Paid-In	Comprehensive	Earnings
	Shares	Shares	Amount	Capital	Income (Loss)	(Deficit)	Total
BALANCE AS OF JANUARY 1, 2021	71,551,067	(81,087)	$7	$164,423	$1	$64,729	$229,160

FOREIGN CURRENCY TRANSLATION ADJUSTMENT			-	-	(101)	-	(101)

DIVIDENDS PAID			-	-	-	(308)	(308)

STOCK-BASED COMPENSATION	-		-	3,766	-	-	3,766

NON-EMPLOYEE STOCK-BASED COMPENSATION	835,000		-	181	-	-	181

FORFEITURE OF STOCK-BASED AWARDS	(395,084)		-	(445)	-	-	(445)

CANCELLATION OF TREASURY SHARES	(81,087)	81,087	-	-	-	-	-

EXERCISE OF WARRANTS	10,028,772		1	63,434	-	-	63,435

NET LOSS	-	-	-	-	-	(61,348)	(61,348)

BALANCE AS OF JUNE 30, 2021	81,938,668	-	$8	$231,359	$(100)	$3,073	$234,340

For the three months ended June 30, 2021

	Common		Common	Additional	Accumulated	Retained
	Stock	Treasury	Shares	Paid-In	Comprehensive	Earnings
	Shares	Shares	Amount	Capital	Income (Loss)	(Deficit)	Total
BALANCE AS OF APRIL 1, 2021	81,400,199	-	$8	$230,970	$110	$56,269	$287,357

FOREIGN CURRENCY TRANSLATION ADJUSTMENT	-		-	-	(210)	-	(210)

DIVIDENDS PAID	-		-	-	-	-	-

STOCK-BASED COMPENSATION	-		-	582	-	-	582

NON-EMPLOYEE STOCK-BASED COMPENSATION	835,000		-	181	-	-	181

FORFEITURE OF STOCK-BASED AWARDS	(300,000)		-	(445)	-	-	(445)

EXERCISE OF WARRANTS	3,469		-	71	-	-	71

NET LOSS	-	-	-	-	-	(53,196)	(53,196)

BALANCE AS OF JUNE 30, 2021	81,938,668	-	$8	$231,359	$(100)	$3,073	$234,340

For the six months ended June 30, 2020

	Redeemable	Common		Common	Additional	Accumulated	Retained
	Noncontrolling	Stock	Treasury	Shares	Paid-In	Comprehensive	Earnings	Noncontrolling
	Interest Amount	Shares	Shares	Amount	Capital	Income (Loss)	(Deficit)	Interests	Total
BALANCE AS OF JANUARY 1, 2020	$6,930	28,324,038	-	$3	$2,314	$(692)	$1,265	$256	$3,146

CAPITAL CONTRIBUTIONS		-	-	-	-	-	-	355	355

FOREIGN CURRENCY TRANSLATION ADJUSTMENT		-	-	-	-	349	-	34	383

DIVIDENDS PAID		-	-	-	-	-	(1,950)	-	(1,950)

ACCRETION OF REDEEMABLE NONCONTROLLING INTEREST TO REDEMPTION VALUE	36,277	-	-	-	-	-	(4,431)	-	(4,431)

NET INCOME	693	-	-	-	-	-	5,793	668	6,461

BALANCE AS OF JUNE 30, 2020	43,900	28,324,038	-	$3	$2,314	$(343)	$677	$1,313	$3,964

For the three months ended June 30, 2020

	Redeemable	Common		Common	Additional	Accumulated	Retained
	Noncontrolling	Stock	Treasury	Shares	Paid-In	Comprehensive	Earnings	Noncontrolling
	Interest Amount	Shares	Shares	Amount	Capital	Income (Loss)	(Deficit)	Interests	Total
BALANCE AS OF APRIL 1, 2020	$11,785	28,324,038	-	$3	$2,314	$(1,033)	$273	$1,198	$2,755

FOREIGN CURRENCY TRANSLATION ADJUSTMENT			-	-	-	690	-	45	735

DIVIDENDS PAID	-	-	-	-	-	-	(512)	-	(512)

ACCRETION OF REDEEMABLE NONCONTROLLING INTEREST TO REDEMPTION VALUE	31,846	-	-	-	-	-	-	-	-

NET INCOME	269	-	-	-	-	-	916	70	986

BALANCE AS OF JUNE 30, 2020	43,900	28,324,038	-	$3	$2,314	$(343)	$677	$1,313	$3,964

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TATTOOED CHEF, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(61,348)	$7,154
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,448	471
Bad debt expense	311	-
Accretion of debt financing costs	3	34
Revaluation of warrant liability	51	-
Unrealized forward contract loss	1,074	-
Stock compensation expense	3,502	-
Deferred taxes, net	43,525	-

Changes in operating assets and liabilities:
Accounts receivable	(1,772)	(6,222)
Inventory	(8,988)	(9,141)
Prepaid expenses and other assets	(3,641)	(503)
Accounts payable	(1,961)	9,118
Accrued expenses	2,571	732
Deferred revenue	(761)	-
Other current liabilities	1,614	829
Net cash (used in) provided by operating activities	(24,372)	2,472

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(10,140)	(4,156)
Acquisition of subsidiaries, net of cash acquired	(33,918)	-
Proceeds from sale of property, plant and equipment	-	36
Net cash used in investing activities	(44,058)	(4,120)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings in line of credit	2,093	4,468
Borrowings of notes payable to related parties	-	33
Repayments of notes payable to related parties	(42)	(644)
Borrowings of notes payable	1,168	29
Repayments of notes payable	(140)	(327)
Capital contributions	-	355
Proceeds from the exercise of warrants	73,957	-
Payment of dividends	(308)	(1,888)
Net cash provided by financing activities	76,728	2,026

NET INCREASE IN CASH	8,298	378
EFFECT OF EXCHANGE RATE ON CASH	305	287

CASH AT BEGINNING OF PERIOD	$131,579	$4,537

CASH AT END OF PERIOD	$140,182	$5,202

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for
Interest	$100	$192
Income taxes	$249	$16
Noncash investing and financing activities
Distributions	$-	$1,950
Capital expenditures included in accounts payable	$776	$-

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

General

Tattooed Chef, Inc. was originally incorporated in Delaware on May 4, 2018 under the name of Forum Merger II Corporation (“Forum”), as a special purpose acquisition company (“SPAC”) for the purpose of effecting a merger, capital stock exchange, asset acquisitions, stock purchase, reorganization or similar business combination with one or more business.

On October 15, 2020 (the “Closing Date”), Forum consummated the transactions contemplated within the Agreement and Plan of Merger dated June 11, 2020 as amended on August 10, 2020 (the “Merger Agreement”), by and among Forum, Myjojo, Inc., a Delaware corporation (“Myjojo (Delaware)”), Sprout Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Forum (“Merger Sub”), and Salvatore Galletti, in his capacity as the holder representative (the “Holder Representative”). The transactions contemplated by the Merger Agreement are referred to herein as the “Transaction”.

Upon the consummation of the Transaction, Merger Sub merged with and into Myjojo (Delaware) (the “Merger”), with Myjojo (Delaware) surviving the merger. Immediately upon the completion of the Transaction, Myjojo (Delaware) became a direct wholly owned subsidiary of Forum. Following the Closing Date, Forum changed its name to Tattooed Chef, Inc. (“Tattooed Chef”). Tattooed Chef’s common stock began trading on the Nasdaq under the symbol “TTCF” on October 16, 2020.

Tattooed Chef, Inc. and its subsidiaries, (collectively, the “Company”) are principally engaged in the manufacturing of plant-based foods including, but not limited to, acai and smoothie bowls, zucchini spirals, riced cauliflower, vegetable bowls and cauliflower crust pizza primarily in the United States and Italy.

About the Subsidiaries

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

Ittella International, Inc. was formed in California as a tax pass-through entity and subsequently converted on April 10, 2019 to a limited liability company, Ittella International, LLC (“Ittella International”). On April 15, 2019, UMB Capital Corporation (“UMB”), a financial institution, acquired a 12.50% non-controlling interest in Ittella International (Note 3).

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

On May 14, 2021, Tattooed Chef acquired New Mexico Food Distributors, Inc. (“NMFD”) and Karsten Tortilla Factory, LLC (“Karsten”) in an all-cash transaction for approximately $34.09 million (see Note 10). NMFD and Karsten are privately held companies based in Albuquerque, New Mexico. NMFD produces and sells frozen and ready-to-eat New Mexican food products to retail and food service customers through its network of distributors in the United States. NMFD processes its products in two leased facilities located in New Mexico.

Basis of Consolidation. The condensed consolidated financial statements include the accounts of Tattooed Chef and its subsidiaries in which Tattooed Chef has a controlling interest directly or indirectly, and variable interest entities for which the Company is the primary beneficiary. All intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed, consolidated or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the SEC on March 19, 2021, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2020 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

The Transaction was accounted for as a reverse recapitalization in accordance with GAAP (the “Reverse Recapitalization”). Under this method, Forum was treated as the “acquired” company (“Accounting Acquiree”) and Myjojo (Delaware), the accounting acquirer, was assumed to have issued stock for the net assets of Forum, accompanied by a recapitalization.

The net assets of Forum were stated at historical cost, with no goodwill or other intangible assets recorded. The consolidated assets, liabilities and results of operations prior to the reverse recapitalization were those of Myjojo (Delaware). The shares and corresponding capital amounts and earnings per share available for common stockholders, prior to the reverse recapitalization, have been retroactively restated.

Revision of Previously Issued Financial Statements for Correction of Immaterial Errors.

The Company revised the accompanying condensed consolidated statements of operations and comprehensive income for the period ended June 30, 2020 to reflect the correction of an immaterial error for amounts previously not reflected in the comprehensive income attributable to noncontrolling interest. This revision has no impact on the Company’s net income, retained earnings, or earnings per share.

Revised Condensed Consolidated Statements of Operations and Comprehensive Income	As Previously Reported	Adjustment	As Revised
Six months ended June 30, 2020
Comprehensive income	$7,537	$-	$7,537
Less: income (loss) attributable to the noncontrolling interest	34	1,361	1,395
Comprehensive income attributable to Tattooed Chef, Inc. stockholders	$7,503	$(1,361)	$6,142

The Company revised the accompanying condensed consolidated balance sheet as of December 31, 2020, and the consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for the year ended December 31, 2020 (not included herein) to reflect the correction of an immaterial error related to the classification of Private Placement Warrants. These warrants are now classified as liabilities with the related changes in the fair value of these warrants recorded in the statement of operations and comprehensive income. This revision has an immaterial impact on the Company’s previously reported net income, earnings per share, total liabilities and stockholders’ equity.

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

The following table summarizes the effect of the revision on each financial statement line item as of the dates, and for the periods ended, indicated:

	Consolidated Balance Sheet
	As Previously Reported	Adjustment	As Revised
As of December 31, 2020
Warrant liability	-	5,184	5,184
Total Liabilities	32,339	5,184	37,523
Additional paid in capital	170,799	(6,376)	164,423
Retained earnings	63,537	1,192	64,729
Total Stockholders’ Equity	234,344	(5,184)	229,160

	Consolidated Statement of Operations
	As Previously Reported	Adjustment	As Revised
For the year ended December 31, 2020
Other income	38,066	1,192	39,258
Income before provision for income taxes	28,446	1,192	29,638
Net income	68,724	1,192	69,916
Net income attributable to Tattooed Chef, Inc.	67,249	1,192	68,441
Basic net income per share	1.85	0.03	1.88
Diluted net income per share	1.69	0.03	1.72

	Consolidated Statement of Stockholders’ Equity
	As Previously Reported	Adjustment	As Revised
For the year ended December 31, 2020
Additional paid in capital from exercise of warrants	66,559	2,696	69,255
Additional paid in capital from reverse recapitalization	91,920	(9,072)	82,848
Additional paid in capital ending balance	170,799	(6,376)	164,423
Net income in retained earnings	67,249	1,192	68,441
Retained earnings ending balance	63,537	1,192	64,729

	Consolidated Statement of Cash Flows
	As Previously Reported	Adjustment	As Revised
For the year ended December 31, 2020
Cash Flows from Operating Activities:
Net income	68,724	1,192	69,916
Adjustments to reconcile net income to net provided by (cash used in) operating activities:
Revaluation of common stock warrant liability to estimated fair value	-	(1,192)	(1,192)

The Company revised the accompanying condensed consolidated balance sheet and statement of stockholders’ equity as of December 31, 2020 to reflect the correction of an immaterial error related to the presentation of 81,087 treasury shares. The treasury shares are now presented separately from common stock shares. This revision has an immaterial impact on the Company’s previously reported net income, earnings per share, or stockholders’ equity.

Fair Value of Financial Instruments. Certain assets and liabilities are required to be recorded at fair value on a recurring basis. Fair value is determined based on the exchange price that would be received for an asset or transferred for a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. The carrying amounts of cash, accounts receivables, accounts payable and certain notes payable approximate fair value because of the short maturity and/or variable rates associated with these instruments. Long-term notes payable as of June 30, 2021 and December 31, 2020 approximates its fair value as the interest rates are indexed to market rates. The Company categorizes the inputs to the fair value measurements into three levels based on the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

Level 1 -	Inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company is able to access at the measurement date.

Level 2 -	Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, and can reference interest rates, yield curves, implied volatilities and credit spreads.

Level 3 -	Inputs are unobservable data points for the asset or liability, and include situations where there is limited, if any, market activity for the asset or liability.

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

In February 2020, the Company entered into a trading facility for derivative forward contracts. Under this facility, the Company has access to open foreign exchange forward contract instruments to purchase a specific amount of funds in Euros and to settle, on an agreed-upon future date, in a corresponding amount of funds in United States dollars. During the six-months ended June 30, 2021 and 2020, the Company entered into foreign currency exchange forward contracts to purchase 36.36 million Euros and 21.25 million Euros, respectively. The notional amounts of these derivatives are $44.19 million and $23.38 million for the period ended June 30, 2021 and 2020, respectively.

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

Property, Plant and Equipment. Property, plant and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization of property, plant and equipment is calculated using the straight-line method over the useful lives of the assets, which range from 5 to 15 years for machinery and equipment, 5 to 7 years for furniture and fixtures, 20 to 33.5 years for buildings, and 3 to 10 years for computer equipment. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the improvements. Repairs and maintenance are expensed as incurred. Renewals and enhancements are capitalized and depreciated over the remaining life of the specific property unit. When the Company retires or disposes of property, plant or equipment, the cost and accumulated depreciation are removed from the Company’s accounts and any resulting gain or loss is reflected in the condensed consolidated statements of operations and comprehensive income (loss).

Goodwill. The Company evaluates and tests the recoverability of goodwill for impairment at least annually, on October 31, or more frequently if circumstances indicate that goodwill may not be recoverable. The Company performs the impairment testing by first assessing qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of its reporting unit (currently only one reporting unit) is less than its carrying amount (“Qualitative Assessment”). In assessing the qualitative factors, the Company considers the impact of certain key factors including macroeconomic conditions, industry and market considerations, management turnover, changes in regulation, litigation matters, changes in enterprise value, and overall financial performance. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company tests for impairment by comparing the estimated fair value of the reporting unit with its carrying amount. The Company estimates the fair value of the reporting unit using a “step one” analysis using a fair-value-based approach based on a discounted cash flow analysis of projected future results to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Any excess of the carrying amount of the reporting unit’s goodwill over its fair value is recognized as an impairment loss, and the carrying value of goodwill is written down. No goodwill impairment was recorded during the six and three months ended June 30, 2021.

Long-Lived and Intangible Assets. Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives of two years. Intangible assets with indefinite lives are not amortized but instead, are reviewed for impairment. Intangible assets and long-lived assets are reviewed for impairment at the asset group level whenever events or changes in circumstances indicate that the carrying amount of such asset group may not be recoverable. Recoverability of assets within an asset group to be held and used is measured by a comparison of the carrying amount of an asset group to the future undiscounted net cash flows expected to be generated by the asset group. If such asset groups are considered to be impaired, an impairment is recognized to the extent that these assets are stated based upon their fair value. This analysis differs from the Company’s goodwill analysis in that these impairment for these assets is only deemed to have occurred if the sum of the forecasted undiscounted future cash flows of these intangible assets is less than their carrying values. The estimate of long-term undiscounted cash flows includes long-term forecasts of revenue growth, gross margins, and operating expenses, and require significant judgment and assumptions. An impairment loss may exist when the estimated undiscounted cash flows attributable to the assets are less than the carrying amount of the assets. No impairment was recorded during the three and six months ended June 30, 2021 and 2020.

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

The Company does not have significant unbilled receivable balances arising from transactions with customers. The Company does not capitalize contract inception costs as contracts are generally one year or less and the Company does not incur significant fulfillment costs requiring capitalization. The Company’s deferred revenue balance is primarily comprised of sales to customers whose contractual shipping terms are FOB destination. Deferred revenue was $0.95 million and $1.71 million as of June 30, 2021 and December 31, 2020, respectively.

The Company recognizes shipping and handling costs related to products transferred to the end customer as fulfillment cost and includes these costs in cost of goods sold upon delivery of the product to the customer.

The Company enters into certain arrangements with its customers to provide inventory for promotional purposes (“Promotional Items”). Such arrangements are not tied to immediate or future sales of any particular product. Instead, the Company will occasionally offer these Promotional Items in a targeted way to increase product awareness. Since a Promotional Item does not provide a material right, it is not considered a distinct performance obligation. As such, the cost of the product is not presented within cost of goods sold and is instead treated as an operating expense.

Sales and Marketing Expenses. The Company expenses costs associated with sales and marketing as incurred. Sales and marketing expenses were $6.79 million and $1.16 million for the three months ended June 30, 2021 and 2020, respectively, and $11.89 million and $1.78 million for the six months ended June 30, 2021 and 2020, respectively. Sales and marketing expenses are included in operating expenses in the condensed consolidated statements of operations and comprehensive income (loss).

Interest Expense. Interest expense includes interest primarily related to the amortization of deferred financing costs, the Company’s notes payable and line of credit.

Deferred Financing Costs. Deferred financing costs include fees associated with the Company’s line of credit agreement. Such fees are amortized on a straight-line basis over the term of the related line of credit agreement as a component of interest expense, which approximates the effective interest rate method, in accordance with the terms of the agreement. Deferred financing costs were $0.08 million and $0.08 million as of June 30, 2021 and December 31, 2020, respectively, and are recorded as a component of other assets in the accompanying condensed consolidated balance sheets. Amortization expense of deferred financing costs were $0.02 million and $0.02 million during the six months ended June 30, 2021 and 2020, respectively. Amortization expense of deferred financing costs were $0.01 million and $0.01 million during the three months ended June 30, 2021 and 2020, respectively.

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

Income Taxes. As part of the process of preparing its condensed consolidated financial statements, the Company is required to estimate its provision for income taxes in each of the tax jurisdictions in which it conducts business, in accordance with the Income Tax Topic 740 of the ASC (“ASC 740”). The Company computes its annual tax rate based on the statutory tax rates and tax planning opportunities available to it in the various jurisdictions in which it earns income. Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. A valuation allowance is provided when it is more likely than not that some portion or all of the net deferred tax assets will not be realized. The factors used to assess the likelihood of realization include the Company’s forecast of the reversal of temporary differences, future taxable income, and available tax planning strategies that could be implemented to realize the net deferred tax assets. Failure to achieve forecasted taxable income in applicable tax jurisdictions could affect the ultimate realization of deferred tax assets and could result in an increase in the Company’s effective tax rate on future earnings. Based on our assessment, we recognized a valuation allowance on our deferred tax assets of $47.22 million in the second quarter of 2021.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must first be determined to be more likely to be sustained based solely on its technical merits, and if so, then measured to be the largest benefit that has a greater than 50% likelihood of being sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2021 and December 31, 2020, respectively. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2021 or December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payment, accruals, or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. See Note 15 for more information on the Company’s accounting for income taxes.

Accumulated Other Comprehensive Income (Loss). Accumulated other comprehensive loss is defined as the change in equity resulting from transactions from non-owner sources. Other comprehensive income consisted of gains and losses associated with changes in foreign currency as a result of the translation of the financial results of the Company’s Italian subsidiary.

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

Concentrations of Credit Risk. The Company grants credit, generally without collateral, to customers primarily in the United States. Consequently, the Company is subject to potential credit risk related to changes in business and economic factors in this geographical area. No external suppliers accounted for more than 10% of the Company’s cost of goods sold during the period ended June 30, 2021 and 2020.

Three customers accounted for 78% and 86% of the Company’s revenue during the three months ended June 30, 2021 and 2020, respectively.

Customer	2021	2020

Customer C	29%	38%
Customer A	37%	35%
Customer B	12%	13%

Three customers accounted for 84% and 86% of the Company’s revenue during the six months ended June 30, 2021 and 2020, respectively.

Customer	2021	2020

Customer C	35%	39%
Customer A	38%	32%
Customer B	11%	15%

Customers accounting for more than 10% of the Company’s accounts receivable as of June 30, 2021 and December 31, 2020 were:

Customer	June 30, 2021	December 31, 2020
Customer A	25%	24%
Customer B	*	10%
Customer C	34%	53%

*	Customer B accounted for less than 10% of accounts receivable as of June 30, 2021. However, Customer B accounted for 10% as of December 31, 2020 and as such was included in the disclosure above for comparison purposes.

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

Long-lived assets consist of property, plant and equipment - net and other non-current assets. The geographic location of long-lived assets is as follows:

Definite Lived Intangible Assets (in thousands)	June 30, 2021	December 31, 2020
Italy	$-	$-
United States - tradenames	206	-
Total	$206	$-

Definite Lived Intangible Assets	Remaining useful life
Description:
Tradenames	2

Long Lived Assets (in thousands)	June 30, 2021	December 31, 2020
Italy	$16,132	$9,113
United States	23,099	6,970
Total	$39,231	$16,083

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

However, the pandemic may adversely affect the Company’s suppliers and could impair its ability to obtain raw material inventory in the quantities or of a quality the Company desires. The Company currently sources a material amount of its raw materials from Italy. Though the Company is not dependent on any single Italian grower for its supply of a certain crop, events (including the pandemic) generally affecting these growers could adversely affect the Company’s business. If the Company is unable to manage its supply chain effectively and ensure that its products are available to meet consumer demand, operating costs could increase, and sales and profit margins could decrease.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions and technical corrections to tax depreciation methods for qualified improvement property. It also appropriated funds for the SBA Paycheck Protection Programs that are forgivable in certain situations to promote continued employment, as well as Economic Injury Disaster Loans to provide liquidity to small businesses harmed by COVID-19. The Company has elected not to apply for a Paycheck Protection Program loan. The Company has analyzed the provisions of the CARES Act and determined it did not have a material impact on the Company’s financial condition, results of operations or cash flows for the periods presented.

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

2.	RECENT ACCOUNTING PRONOUNCEMENTS

The Company is an “emerging growth company” (“EGC”) as defined in the Jumpstart Our Business Startup Act, (JOBS Act), and elected to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies until the Company is no longer an EGC, including the extended transition period for complying with new or revised accounting standards. As of December 31, 2021, the Company will become a large accelerated filer under the rules of the SEC and will cease to qualify as an EGC.

In December 2019, the FASB issued Accounting Standards Update (“ASU”) No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), as part of its overall simplification initiative to reduce costs and complexity of applying accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements. Amendments include removal of certain exceptions to the general principles of Topic 740, Income Taxes, and simplification in several other areas. ASU 2019-12 is effective for annual reporting periods beginning after December 15, 2020, and interim periods therein. The Company adopted the new standard on January 1, 2021, the first day of the reporting year. One of the amendments eliminates a limitation on the amount of income tax benefit that can be recognized in an interim period when a year-to-date loss exceeds the anticipated loss for the year. The adoption of this standard did not have material impact Company’s condensed consolidated financial statements for the period ended June 30, 2021.

In March 2020, the FASB issued ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which provides guidance for contract modifications and certain hedging relationships associated with the transition from reference rates that are expected to be discontinued. Interest on borrowings under the Company’s revolving credit facility is calculated based upon LIBOR. ASU 2020-04. was issued on March 12, 2020 and may be applied prospectively through December 31, 2022. This guidance has had no material effect on the Company for the period ended June 30, 2021. The Company will continue to evaluate the impact this guidance may have on its condensed consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13 (“ASU 2016-13”) regarding ASC Topic 326, Financial Instruments - Credit Losses, which modifies the measurement of expected credit losses of certain financial instruments. The Company will be required to use a forward-looking expected credit loss model for accounts receivables, loans, and other financial instruments. The amendments will become effective for the Company for periods beginning after December 15, 2021. Adoption of the standard will be applied using a modified retrospective approach. The Company is currently evaluating the impact the adoption of ASU 2016-13 will have on its condensed consolidated financial statements.

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies the accounting for convertible instruments. ASU 2020-06 removes certain accounting models that separate the embedded conversion features from the host contract for convertible instruments, requiring bifurcation only if the convertible debt feature qualifies as a derivative under ASC 815 or for convertible debt issued at a substantial premium. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years and early adoption is permitted in annual reporting periods ending after December 15, 2020. The Company is currently evaluating the impact this guidance may have on its condensed consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02” or “Topic 842”). The purpose of ASU 2016-02 is to provide financial statement users a better understanding of the amount, timing, and uncertainty of cash flows arising from leases. The adoption of ASU 2016-02 will result in the recognition of a right-of-use asset and a lease liability for all leases. New disclosure requirements include qualitative and quantitative information about the amounts recorded in the financial statements. In September 2017, the FASB issued ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842), which provides additional implementation guidance on the previously issued ASU 2016-02 Leases (Topic 842). ASU 2016-02 requires a lessee to recognize assets and liabilities on the balance sheet for all leases with lease terms greater than 12 months. ASU 2016-02 requires a modified retrospective transition by means of a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year in which the guidance is effective with the option to elect certain practical expedients and accounting policy elections. The Company will be required to apply the provisions of ASU 2016-02 beginning with the annual reporting period ended December 31, 2021. The Company is currently evaluating the impact of the adoption of this update on its consolidated financial statements. The Company has approximately $4.7 million in operating lease obligations as of June 30, 2021, and as such upon adoption of this standard it will record a right of use asset and lease liability equal to the present value of these leases, which will have a material impact on the condensed consolidated balance sheet. However, the recognition of lease expense in the condensed consolidated statement of operations is not expected to change from the current methodology and no significant changes are expected to the condensed consolidated statement of cash flows upon the adoption of ASU 2016-02. The Company is expecting the impact from the adoption to be material to its condensed consolidated financial statements.

3.	Redeemable noncontrolling interest

On April 15, 2019, UMB contributed $6.00 million to acquire 6,000 units for a 12.50% ownership interest in Ittella International. The Company incurred issuance costs of $0.13 million resulting in net consideration received of $5.87 million.

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

There were no Redeemable Noncontrolling Interest for the three and six months ended June 30, 2021. Changes in the carrying value of the Redeemable Noncontrolling Interest were as follows for the three months ended June 30, 2020:

Amount
Redeemable Noncontrolling Interest as of April 1, 2020	$11,785
Net income attributable to redeemable noncontrolling interest	269
Accretion to redeemable noncontrolling interest	31,846
Redeemable Noncontrolling Interest as of June 30, 2020	$43,900

Changes in the carrying value of the Redeemable Noncontrolling Interest were as follows for the six months ended June 30, 2020:

Amount
Redeemable Noncontrolling Interest as of January 1, 2020	$6,930
Net income attributable to redeemable noncontrolling interest	693
Accretion to redeemable noncontrolling interest	36,277
Redeemable Noncontrolling Interest as of June 30, 2020	$43,900

All redeemable noncontrolling interest classified as mezzanine equity were reclassified to permanent equity in connection with the contribution of UMB’s 12.50% equity interests in Ittella International to Myjojo (Delaware) in exchange for Myjojo’s (Delaware)’s common stock and were subsequently exchanged for Forum Class A common stock upon consummation of the Transaction (see Note 1).

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

The Company disaggregates revenue based on the type of products sold to its customers – private label, Tattooed Chef and other. The other revenue stream constitutes sale of similar food products directly to customers through third-party vendors and the Company acts as a principal in these transactions. All sales are recorded within revenue on the accompanying condensed consolidated statements of operations and comprehensive income (loss). The Company does not have any contract assets or contract liabilities as at June 30, 2021 and 2020.

Revenue streams for the three months ended June 30, 2021 and 2020 were as follows:

	2021		2020
Revenue Streams (in thousands)	Revenue	% Total	Revenue	% Total

Tattooed Chef	$33,088	65%	$20,387	59%
Private Label	17,288	34%	14,261	40%
Other revenues	340	1%	116	1%
Total	$50,716		$34,764

Revenue streams for the six months ended June 30, 2021 and 2020 were as follows:

	2021		2020
Revenue Streams (in thousands)	Revenue	% Total	Revenue	% Total

Tattooed Chef	$69,081	67%	$38,249	56%
Private Label	33,659	32%	29,151	43%
Other revenues	658	1%	534	1%
Total	$103,398		$67,934

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

5.	ACCOUNTS RECEIVABLE, NET

Accounts receivable are reduced by an allowance for an estimate of amounts that are uncollectible. The Company’s receivables are significantly derived from customers in the United States. The Company extends credit to its customers based upon its evaluation of the following factors: (i) the customer’s financial condition, (ii) the amount of credit the customer requests, and (iii) the customer’s actual payment history (which includes disputed invoice resolution). The Company does not require its customers to post a deposit or supply collateral. The Company’s allowance for doubtful receivables is based on an analysis that estimates the amount of its total customer receivable balance that is not collectible. This analysis includes assessing a default probability to customers’ receivable balances, which is influenced by several factors, including (i) current market conditions, (ii) periodic review of customer credit worthiness, and (iii) review of customer receivable aging and payment trends.

The Company evaluates the creditworthiness of its customers regularly and estimates the collectability of current and non-current accounts receivable based on historical bad debt experience, current market conditions, and reasonable and supportable forecasts of future economic conditions. In times of economic turmoil, including COVID-19, the Company’s estimates and judgments with respect to the collectability of its receivables are subject to greater uncertainty than in more stable periods. The Company writes off accounts receivable whenever they become uncollectible, and any payments subsequently received on such receivables are recorded as bad debt recoveries in the period the payment is received. Credit losses from continuing operations have consistently been within management’s expectations. The allowance for doubtful accounts was $0.07 million and $0.00 million as of June 30, 2021 and December 31, 2020, respectively.

6.	INVENTORY

Inventory consists of the following as of (in thousands):

	June 30, 2021	December 31, 2020

Raw materials	$18,041	$16,534
Work-in-process	4,659	5,220
Finished goods	24,396	13,902
Packaging	3,722	3,004
Total	$50,818	$38,660

7.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

The following table provides additional information related to the Company’s prepaid expenses and other current assets as of (in thousands):

	June 30, 2021	December 31, 2020

Prepaid advertising expenses	$4,958	$-
Prepaid expenses, other	1,881	1,897
Tax credits	1,699	1,884
Warrants receivable (see Note 17)	-	13,542
Other current assets	54	917
Total	$8,592	$18,240

8.	PROPERTY, PLANT, AND EQUIPMENT, NET

Property, plant and equipment consists of the following as of (in thousands):

	June 30, 2021	December 31, 2020
Building	$6,940	$2,574
Leasehold improvements	3,806	2,106
Machinery and equipment	26,285	12,526
Computer equipment	265	187
Furniture and fixtures	162	109
Land	1,621	-
Construction in progress	5,190	1,533
	44,269	19,035
Less: accumulated depreciation	(5,038)	(2,952)
Property, plant, and equipment, net	$39,231	$16,083

The Company recorded depreciation expense for the six months ended June 30, 2021 and 2020 of $1.42 million and $0.46 million, respectively. The Company recorded depreciation expense for three months ended June 30, 2021 and 2020 of $0.87 million and $0.23 million, respectively.

9.	Intangible ASSETS, NET

Intangible assets consist of the following as of (in thousands):

	June 30, 2021	December 31, 2020
Tradenames	$220	$-
Less: accumulated amortization	(14)	-
Net	$206	$-

The estimated useful lives of the identifiable definite-lived intangible assets acquired in the NMFD Transaction were determined to be two years.

The Company recorded amortization expense of $0.01 million and $0.00 million, respectively, for the six months ended June 30, 2021 and 2020. The Company recorded amortization expense of $0.01 million and $0.00 million, respectively, for the three months ended June 30, 2021 and 2020, respectively.

Estimated future amortization expense for the definite-lived intangible assets is as follows (in thousands):

Six months ended December 31, 2021	$55
2022	110
2023	41
Total	$206

10.	business combination and asset purchaseS

New Mexico Food Distributors, Inc. (NMFD) and Karsten Acquisition

On May 14, 2021 (the “Closing Date”), the Company acquired all outstanding stock of NMFD, a distributor and manufacturer of frozen and ready-to-eat New Mexico food products for a total purchase price amounting to $28.91 million. In addition, the Company entered into a Membership Interest Purchase Agreement with the owners of all of the membership interests of Karsten whereby the Company acquired all of the membership interests of Karsten for a total purchase price of $5.18 million (together with the acquisition of NMFD, the “NMFD Transaction”). The NMFD Transaction met the definition of an acquisition of a business in accordance with ASC 805, Business Combinations, and is accounted for under the acquisition method of accounting.

Though the purchase agreements for each NMFD and Karsten were executed as legally separate transactions, each were entered into contemporaneously and in contemplation of the other. As such, the transactions noted above are accounted for on a combined basis and are viewed to represent a single integrated event.

Under the acquisition method of accounting, the assets acquired and liabilities assumed by the Company in connection with the NMFD Transaction are initially recorded at their respective fair values. The Company made an election under Section 338(h)(10) to treat the NMFD Transaction as an asset acquisition for income tax purposes, which allows for any goodwill recognized to be tax deductible and amortized over a 15-year statutory life. The Company considered the potential impact to the depreciation and amortization expense as a result of the fair values assigned to the acquired assets. The excess of the purchase price over the fair value of assets acquired and liabilities assumed of approximately $19.35 million is recorded as goodwill.

Transaction costs of $0.47 million were incurred in relation to the acquisition of which $0.07 million pertained to reimbursement of costs incurred by the sellers and included as part of the purchase consideration. The remaining $0.40 million is recorded to operating expense within the consolidated condensed statement of operations for the six months and the three months ended June 30, 2021.

The following table summarizes the provisional fair value of assets acquired and liabilities assumed as of the date of acquisition:

Amount
Purchase consideration	$34,091
Assets acquired and liabilities assumed
Cash	$173
Accounts receivable	3,567
Inventory	3,169
Prepaid expenses and other current assets	122
Property, plant and equipment	12,746
Favorable leasehold position	1,444
Other noncurrent assets	29
Intangible assets – tradenames	220
Accounts payable	(3,735)
Accrued expenses	(78)
Finance lease	(2,917)
Goodwill	19,351
Total	$34,091

The excess of purchase consideration over the fair value of the assets acquired and liabilities assumed was recorded as goodwill, which is primarily attributable to the assembled workforce and expanded market opportunities. Goodwill was assigned to the Company’s single reporting unit. The Company made an election under Section 338(h)(10) to treat the NMFD Transaction as an asset acquisition for income tax purposes, which allows for any goodwill recognized to be tax deductible and amortized over a 15-year statutory life. The fair value assigned to the assets acquired and liabilities assumed are based on management’s estimates and assumptions, which are preliminary, are based on provisional amounts and may be subject to change as additional information is received. The Company expects to finalize the valuation of these assets not later than one year from the acquisition date.

The estimated useful lives of the identifiable definite-lived intangible assets acquired in the NMFD Transaction were determined to be two years.

The following unaudited pro forma financial information presents the combined results of operations for each of the periods presented as if the NMFD Transaction had occurred as of January 1, 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net Revenue - pro forma combined	$55,025	$40,575	$116,325	$80,361
Net (Loss) Income - pro forma combined	(53,229)	631	(61,449)	6,082
Weighted Average Shares:
Basic	81,981,428	28,324,038	81,121,795	28,324,038
Diluted	81,981,428	28,324,038	81,258,427	28,324,038
Net Income (Loss) per Share:
Basic	$(0.65)	$0.02	$(0.76)	$0.21
Diluted	$(0.65)	$0.02	$(0.76)	$0.21

Esogel S.R.L. and Ferdifin S.p.A. Asset Acquisitions

In April 2021, the Company entered into asset purchase agreements with Esogel S.R.L. (“Esogel”) and Ferdifin S.p.A. (“Ferdifin”) in Italy to purchase the machinery and equipment owned by Esogel for $2.71 million and the land and building owned by Ferdifin for $2.17 million. The allocation of the total costs (including related transaction costs) relating to these assets acquisitions is as follows:

Assets acquired – Esogel
Specialized machinery – facility	$2,168
Machinery and equipment	534
Other	10
Total assets acquired – Esogel	$2,712

Assets acquired – Ferdifin
Building	$1,396
Land	776
Total assets acquired – Ferdifin	$2,172

11.	Derivative instruments

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

The fair values of the Company’s derivative instruments classified as Level 2 financial instruments and the line items within the accompanying condensed consolidated balance sheets to which they were recorded are summarized as of June 30, 2021 and December 31, 2020, follows (in thousands):

	Balance Sheet Line Item	June 30, 2021	December 31, 2020
Derivatives not designated as hedging instruments:
Foreign currency derivatives	Prepaid expenses and other current assets	$-	$866
Foreign currency derivatives	Forward contract derivative liability	(935)	-
Total		$(935)	$866

The effect on the accompanying condensed consolidated statements of operations and comprehensive income (loss) of derivative instruments not designated as hedges is summarized as follows (in thousands):

	Line Item in Statements of Operations	Three months ended June 30, 2021	Six months ended June 30, 2021
Derivatives not designated as hedging instruments:
Foreign currency derivatives	Other income (expense)	$1,107	$(1,802)
Total		$1,107	$(1,802)

	Line Item in Statements of Operations	Three months ended June 30, 2020	Six months ended June 30, 2020
Derivatives not designated as hedging instruments:
Foreign currency derivatives	Other income (expense)	$288	$288
Total		$288	$288

Unrealized and realized gains on forward currency derivatives for the three months ended June 30, 2021 and 2020 were $1.11 million and $0.02 million, respectively. Unrealized and realized (losses) gains on forward currency derivatives for the six months ended June 30, 2021 and 2020 were $(1.80) million and $0.29 million, respectively. The Company has notional amounts of $45.68 million and $45.60 million on outstanding derivatives as of June 30, 2021 and December 31, 2020, respectively.

12.	FAIR VALUE MEASUREMENTS

Contingent Consideration Liabilities – Holdback Shares

As part of the Merger Transaction (Note 1), an additional 5,000,000 shares of Forum’s common stock (the “Holdback Shares”) were placed into escrow, to be released to certain Myjojo (Delaware) stockholders upon satisfaction, within the first three years after the Closing Date, of the following conditions: (i) if the trading price of the Company’s common stock equaled or exceeded $12.00 on any 20 trading days in any 30-day trading period (the “$12.00 Share Price Trigger”), then 2,500,000 additional Holdback Shares were to be released to certain Myjojo (Delaware) stockholders or (ii) if the trading price of the Company’s common stock equaled or exceeded $14.00 on any 20 trading days in any 30-day trading period (each of such $14.00 trigger and the $12.00 Share Price Trigger, a “Share Price Trigger”), then 2,500,000 Holdback Shares were to be released to certain Myjojo (Delaware) stockholders. If a change in control occurred within the first three years after the Closing, all Holdback Shares not previously released were to be released to certain Myjojo (Delaware) stockholders. If the conditions to release of the Holdback Shares were not satisfied within the first three years following the Closing Date, the Holdback Shares would be forfeited. On November 16, 2020, both Share Price Trigger events for the issuance of the Holdback Shares occurred and, accordingly, the Company released from the escrow and delivered the 5,000,000 Holdback Shares to the Myjojo (Delaware) stockholders (other than Pizzo and Myjojo (Delaware)’s Chief Operating Officer).

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

There were no changes in the estimated fair value of the Company’s liabilities measured on a recurring basis using significant unobservable inputs (Level 3) during the three and six months ended June 30, 2021 and 2020, respectively.

Sponsor Earnout Shares Subject to Transfer Restrictions

In accordance with the Sponsor Earnout Letter entered into by and among Forum Investor II, LLC (the “Sponsor”), Forum and the Holder Representative, the Sponsor agreed that at the Closing Date, the Sponsor placed 2,500,000 Founder Shares (as that term is defined in the Sponsor Earnout Letter) held by it (the “Sponsor Earnout Shares”) into escrow. The vesting, release and forfeiture terms of the Sponsor Earnout Shares were the same as the vesting, release and forfeiture terms applicable to the Holdback Shares, with 50% of the Sponsor Earnout Shares vesting at each Share Price Trigger, and all Sponsor Earnout Shares released if a change of control occurred, in each case, within the first three years after the Closing. If the conditions to the release of any Sponsor Earnout Shares were not satisfied on or prior to the date that it is finally determined that the Myjojo (Delaware) stockholders are not entitled to or eligible to receive any further Holdback Releases (as that term is defined in the Sponsor Earnout Letter) pursuant to the Merger Agreement, the Sponsor Earnout Shares were to be forfeited by the Sponsor after such date, and returned to the Company for immediate cancellation. In November 2020, both Share Price Trigger events for the issuance of the Holdback Shares occurred and, accordingly, the Company released from the escrow and returned the 2,500,000 Sponsor Earnout Shares to the Sponsor.

The multiple settlement provisions of the Holdback Shares and Sponsor Earnout Shares constituted derivative instruments under ASC 815, which must be classified as asset or liability instruments at their fair value at the Closing date, and subsequently remeasured with changes in fair value recognized in earnings. At the Closing Date, the fair value of the contingent consideration relating to the Holdback Shares amounted to $120.35 million. The derivative liability was remeasured with changes in fair value recognized in earnings of $37.20 million upon release of the Holdback Shares to the certain stockholders in November 2020. The fair value of the Sponsor Earnout Shares was $0 at the Closing date and $0 upon the release date.

The Company recognized and measured an asset associated with the Sponsor Earnout Shares at a fair value of $0 at the Closing date, determined using a probability-weighted discounted cash flow model. Significant inputs used in the models includes certain financial metric growth rates, volatility rates, projections associated with the applicable contingency, the interest rate, and the related probabilities and payment structure in the contingent consideration arrangement, which are not observable in the market and are therefore considered to be Level 3 inputs.

The Sponsor Earnout Shares were released on November 16, 2020 based on the remeasured fair value on the release date of $0, as none of the Sponsor Earnout Shares were forfeited on that date. No gain or loss was recorded by the Company in connection with the Sponsor Earnout Shares.

Warrant Liabilities

The Private Placement Warrants (see Note 1) are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the condensed consolidated balance sheets. The warrant liabilities are measured at fair value at inception (“initial measurement”), which is at the Closing Date, and on a recurring basis (“subsequent remeasurement”), with changes in fair value presented within change in fair value of warrant liabilities in the condensed consolidated statements of operations and comprehensive income (loss).

Initial Measurement

The fair value of the Private Placement Warrants was initially measured at fair value on October 15, 2020, the Closing Date.

Subsequent Measurement

At each reporting period or upon exercise of the Warrants, the Company remeasures the Private Placement Warrants at their fair values with the change in fair value reported to current operations within the statements of operations and other comprehensive income (loss). During the six months ended June 30, 2021, Private Placement Warrants totaling 226,510 were settled, resulting in an aggregate loss on settlements of $0.37 million.

For the three months and the six months ended June 30, 2021, the change in the fair value of the warrant liabilities charged to current operations amounted to $0.37 million and $0.98 million, respectively.

Fair Value Measurement

The fair value of the Private Placement Warrants was determined to be $12.23 per warrant as of June 30, 2021, using Monte Carlo simulations and certain Level 3 inputs. Inherent in a Monte Carlo simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock warrants based on implied volatility from its traded warrants and historical volatility of select peers’ common stock with similar expected term of the Warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield on the grant date with a maturity similar to the expected remaining term of the warrants. The expected term of the Warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company estimated to remain at zero.

The following table provides quantitative information regarding the inputs to the fair value measurement of the Private Placement Warrants as of each measurement date:

Input	October 15, 2020 (Initial Measurement)	December 31, 2020	June 30, 2021
Risk-free interest rate	0.32%	0.34%	0.72%
Expected term (years)	5	4.79	4.30
Expected volatility	35.00%	35.00%	45.00%
Exercise price	$11.50	$11.50	$11.50
Fair value of warrants	$13.85	$12.72	$12.23

On October 15, 2020, the fair value of the Private Placement Warrants was determined to be $13.85 per warrant, or an aggregate value of $9.07 million for 655,000 outstanding warrants.

On December 31, 2020, the fair value of the Private Placement Warrants was determined to be $12.72 per warrant, or an aggregate value of $5.18 million for 407,577 outstanding warrants.

On June 30, 2021, the aggregate fair value of the Private Placement Warrants was determined to be $2.21 million, based on the estimated fair value per Private Placement Warrant on that date of $12.23 for 181,067 outstanding warrants.

The following table presents the changes in the fair value of warrant liabilities:

Private Placement
Fair value at initial measurement on October 15, 2020	$9,072
Exercise of Private Placement Warrants	(2,696)
Change in fair value(1)	(1,192)
Fair value as of December 31, 2020	$5,184
Exercise of Private Placement Warrants	(3,020)
Change in fair value(1)	51
Fair value as of June 30, 2021	$2,215

(1)	Changes in fair value are recognized in change in fair value of warrant liabilities in the consolidated statements of operations and comprehensive income (loss).

13.	LEASES

Finance lease

In connection with the NMFD Transaction, the Company assumed a lease obligation (the “Karsten Lease”) in the amount of $2.92 million dollars for a facility located in New Mexico. The Karsten Lease provides the Company the option to purchase the leased facility for $0.0 million following the payoff of the lease liability. The leased facility was capitalized in connection with the NMFD Transaction (see Note 10).

Future minimum principal payments due on the Karsten Lease for periods subsequent to June 30, 2021 are as follows (in thousands):

Six months ended December 31, 2021	$102
2022	2,815
Total	$2,917

Operating leases

The Company leases office and manufacturing facilities, equipment and vehicles under various operating arrangements. Certain of the leases are subject to escalation clauses and renewal periods. The Company recognizes lease expense, including predetermined fixed escalations, on a straight-line basis over the initial term of the lease from the time that the Company controls the leased property.

The future minimum lease commitments as of June 30, 2021 under operating leases having an initial or remaining non-cancelable term of one year or more are as follows (in thousands):

Six months ended December 31, 2021	$415
2022	768
2023	631
2024	353
2025	300
Thereafter	2,224
Total	$4,691

The Company’s rent expense amounted to $0.58 million and $0.46 million for the three months ended June 30, 2021 and 2020, respectively. Rent expense amounted to $1.24 million and $0.96 million for the six months ended June 30, 2021 and 2020, respectively.

14.	ACCRUED EXPENSES

The following table provides additional information related to the Company’s accrued expenses as of (in thousands):

	June 30, 2021	December 31, 2020
Accrued customer incentives	$2,545	$1,524
Accrued payroll	1,867	1,245
Accrued commission	1,138	108
Other accrued expenses	60	84
Total	$5,610	$2,961

15.	INCOME TAXES

The following table presents the provision for income taxes and the effective tax rate for the three months ended June 30, 2021 and June 30, 2020 in thousand:

	June 30, 2021	June 30, 2020
Income tax expense	$45,985	$553
Effective tax rate	(638)%	31%

The following table presents the provision for income taxes and the effective tax rate for the six months ended June 30, 2021 and June 30, 2020 in thousand:

	June 30, 2021	June 30, 2020
Income tax expense	$44,510	$1,283
Effective tax rate	(264)%	15%

As of each reporting period, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended June 30, 2021. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth.

On the basis of this evaluation, as of June 30, 2021, primarily because in the current period we achieved three years of cumulative pretax loss, management determined that there is sufficient negative evidence to conclude that it is more likely than not that the net deferred tax asset of $47.22 million recorded as of June 30 2021 will not be realizable. The Company therefore recorded a valuation allowance for this amount as a discrete item during the three months ended June 30, 2021.

The income tax expense for the three and six months ended June 30, 2021 was primarily attributable to the Company’s establishment of a full valuation allowance on its deferred tax assets, and foreign income tax expenses on the Company’s foreign income in Italy.

The income tax expense for the three and six months ended June 30, 2020 was primarily attributable to state and foreign income taxes.

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

As of June 30, 2021, the Company had no open tax examinations by any taxing jurisdiction in which it operates. The taxing authorities of the most significant jurisdictions are the United States Internal Revenue Service and the California Franchise Tax Board and the Agenzia delle Entrate. The statute of limitations for which the Company’s tax returns are subject to examination are as follows: Federal years 2017 through 2020, California 2016 through 2020, and Italy 2016 through 2020.

16.	INDEBTEDNESS

Debt consisted of the following as of (in thousands):

	June 30, 2021	December 31, 2020

Notes payable	$3,129	$2,101
Notes payable to related parties (Note 19)	25	66
Revolving credit facility	2,115	22
Total debt	5,269	2,189
Less: current portion	(2,545)	(199)

Total long-term portion – net	$2,724	$1,990

Revolving credit facility

The Company is party to a revolving line of credit agreement, which has been amended from time to time, pursuant to which a credit facility has been extended to the Company until August 25, 2021 (the “Credit Facility”). The Credit Facility provides the Company with up to $25.00 million in revolving credit. Under the Credit Facility, the Company may borrow up to (a) 90% of the net amount of eligible accounts receivable; plus, (b) the lower of: (i) sum of: (1) 50% of the net amount of eligible inventory; plus (2) 45% of the net amount of eligible in-transit inventory; (ii) $10.00 million; or (iii) 50% of the aggregate amount of revolving loans outstanding, minus (c) the sum of all reserves. Under the Credit Facility: (i) the Company’s fixed charge coverage ratio may not be less than 1.10:1.00, and (ii) the Company may make dividends or distributions in shares of stock of the same class and also distributions for the payment of taxes. As of June 30, 2021 and December 31, 2020, the Company was in compliance with all terms and conditions of its Credit Facility.

The revolving line of credit bears interest at the sum of (i) the greater of (a) the daily Prime Rate, or (b) LIBOR plus 2%; and (ii) 1%.

The revolving line of credit has an arrangement associated with it wherein all collections from collateralized receivables are deposited into a collection account and applied to the outstanding balance of the line of credit on a daily basis. The funds in the collection account are earmarked for payment towards the outstanding line of credit and given the Company’s obligation to pay off the outstanding balance on a daily basis, the balance is classified as a current liability on the Company’s condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020.

Capital expenditure loan, term loan, and notes payable

The Credit Facility includes a capital expenditure loan (“Capex Loan”) in the amount of up to $0.50 million that functions to reimburse the Company for certain qualified expenses related to the Company’s purchase of capital equipment. All borrowings against this loan are payable on a straight-line basis over 5 years and accrue interest at the greater of (a) the daily Prime Rate or (b) the daily LIBOR Rate plus 4%. The loan was paid off in full with the proceeds from the Transaction. The balance on the Capex Loan was $0 million as of June 30, 2021 and December 31, 2020, respectively.

In May 2021, the Company amended the Credit Facility to (i) formalize UMB’s consent to the payment for the acquisition of NMFD and Karsten, (ii) provide for certain administrative changes and, (iii) extend the maturity of date to August 25, 2021.

In May 2021, Ittella Italy entered into a promissory note with a financial institution in the amount of 1.00 million Euros. The note accrues interest at 1.014% and has a maturity date of May 28, 2025, when the full principal and interest are due. The balance on the promissory note was 1.00 million Euros ($1.19 million USD) and 0.00 Euros ($0.00 million USD) as of June 30, 2021 and December 31, 2020, respectively.

On January 6, 2020, Ittella Properties, LLC, a variable interest entity (“VIE”) (see Note 21), refinanced all of its existing debt with a financial institution in the amount of $2.10 million (the “Note”). The Note accrues interest at 3.60% and has a maturity date of January 31, 2035. Financial covenants of the Note include a minimum fixed charge coverage ratio of 1.20 to 1.00. As of June 30, 2021, the Company was in compliance with all terms and conditions of the Note. The outstanding balance on the Note was $1.97 million and $2.02 as of June 30, 2021 and December 31, 2020, respectively.

Future minimum principal payments due on the notes payable, including notes payable to related parties, for periods subsequent to June 30, 2021 are as follows (in thousands):

Six months ended December 31, 2021	$2,316
2022	408
2023	416
2024	423
2025	279
2026	132
Thereafter	1,295
Total	$5,269

17.	STOCKHOLDERS’ EQUITY

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

Further, the Company issued awards to certain officers and all of the directors pursuant to the Tattooed Chef, Inc. 2020 Incentive Award Plan (“Director Awards”) on December 17, 2020 (see Note 18). Salvatore Galletti received 4,935 shares of common stock of the Company as part of the Director Awards. Such shares together with the shares that Salvatore Galletti received as a result of the Transaction and the release of the Holdback Shares from escrow, allowed Salvatore Galletti to have approximately 37.55% (separate from the shares assigned to Project Lily) of the voting power of the capital stock of the Company as of June 30, 2021.

On June 1, 2021, the Company issued 825,000 shares of common stock of the Company to Harrison & Co (“Harrison”) as consideration for advisory services provided by Harrison to facilitate successful completion of the Transaction (see Note 1). The total consideration to Harrison included a $4.00 million success fee that was paid in cash upon closing of the Transaction and the right to 825,000 shares of common stock in the Company to be issued between May 1, 2021 and June 30, 2021. The shares are considered share-based compensation to non-employees and are classified as equity instruments as of October 15, 2020 (and therefore, not subject to remeasurement). The fair value of the share-based consideration on the date of the Transaction amounted to $20.54 million. The share-based consideration was fully vested upon consummation of the Transaction and there were no future service conditions. The fair value of the shares is also included as Transaction costs and recognized within additional paid-in capital as a reduction to the total amount of equity raised on the Closing date.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Common Stock

The Company is authorized to issue 1,000,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. As of June 30, 2021, there were 81,938,668 shares issued and outstanding.

Noncontrolling Interest

Prior to the consummation of the Transaction, noncontrolling interest in Ittella Italy was included as a component of stockholders’ equity on the accompanying condensed consolidated balance sheets. Noncontrolling interest in Ittella International contained a redemption feature and was included as mezzanine equity on the accompanying condensed consolidated balance sheets (Note 3). The share of income attributable to noncontrolling interest was included as a component of net income in the accompanying consolidation statements of operations and comprehensive income prior to the Transaction.

As discussed in Note 3, all noncontrolling interest were converted into Myjojo (Delaware)’s common shares which were subsequently exchanged for the Company’s common shares in the Transaction.

The following schedule discloses the components of the Company’s changes in other comprehensive income attributable to noncontrolling interest for the three months ended June 30, 2020 (in thousands):

2020
Net income attributable to noncontrolling interest in Ittella Italy	$70
Net income attributable to noncontrolling interest in Ittella International	269
Increase in noncontrolling interest due to foreign currency translation	45

Change in net comprehensive income attributable to noncontrolling interest for the three months ended June 30	$384

As discussed in Note 3, all noncontrolling interest were converted into Myjojo (Delaware)’s common shares which were subsequently exchanged for the Company’s common shares in the Transaction.

The following schedule discloses the components of the Company’s changes in other comprehensive income attributable to noncontrolling interest for the six months ended June 30, 2020 (in thousands):

2020
Net income attributable to noncontrolling interest in Ittella Italy	$668
Net income attributable to noncontrolling interest in Ittella International	693
Increase in noncontrolling interest due to foreign currency translation	34

Change in net comprehensive income attributable to noncontrolling interest for the six months ended June 30	$1,395

Warrants

In connection with Forum’s initial public offering (IPO) and issuance of Private Placement Units in August 2018, Forum issued Units consisting of common stock with attached warrants as follows:

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

As discussed in Note 1, Forum completed a business combination, which is one of the trigger events for exercisability of the Warrants.

Warrant activity is as follows:

	Public Warrants	Private Placement Warrants
Issued and outstanding as of October 15, 2020	20,000,000	655,000
Exercised	(5,540,316)	(247,423)
Redeemed	-	-
Issued and outstanding as of December 31, 2020	14,459,684	407,577
Exercised	(14,602,942)	(226,510)
Redeemed	143,258	-
Issued and outstanding as of June 30, 2021	-	181,067

The Public Warrants are considered freestanding equity-classified instruments due to their detachable and separately exercisable features. Accordingly, the Public Warrants are presented as a component of Stockholders’ Equity in accordance with ASC 815-40-25.

As discussed in Note 12, the Private Placement Warrants are considered freestanding liability-classified instruments under ASC 815-40-25.

18.	Equity INCENTIVE PLAN

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

The table below summarizes the stock option activity in the Plan for the three months ended June 30, 2021:

	Number of Awards Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Intrinsic Value (in thousands)
Balance at March 31, 2021	$754,800	$24.69	9.73	$-
Granted	270,000	17.82	10.00	-
Cancelled and forfeited	(1,500)	24.69	9.73	-
Exercised	-	-	-	-
Balance at June 30, 2021	$1,023,300	$22.88	9.57	$-
Exercisable at June 30, 2021	$-	$-	-	$-

The table below summarizes the stock option activity in the plan for the six months ended June 30, 2021:

	Number of Awards Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Intrinsic Value (in thousands)
Balance at December 31, 2020	756,300	$24.69	9.98	$-
Granted	270,000	17.82	10.00	-
Cancelled and forfeited	(3,000)	24.69	9.78	-
Exercised	-	-	-	-
Balance at June 30, 2021	1,023,300	$22.88	9.57	$-
Exercisable at June 30, 2021	-	$-	-	$-

There were no options exercised during the three and six months ended June 30, 2021.

Compensation expense is recorded on a straight-line basis over the vesting period, which is the requisite service period, beginning on the grant date. The compensation expense is based on the fair value of each option grant using the Black-Scholes option pricing model. As of June 30, 2021 and December 31, 2020, the Company had stock-based compensation expense of $6.50 million and $5.65 million, respectively, related to unvested stock options not yet recognized that are expected to be recognized over an estimated weighted average period of approximately three years.

The fair value of each option grant was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions for the three and six months ended June 30, 2021:

Equity volatility	33.93%
Risk-free interest rate	1.27%
Expected term (in years)	8
Expected dividend	-

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

There was no director restricted stock activity under the plan for the three months ended June 30, 2021. Director restricted stock activity under the Plan for the six months ended June 30, 2021 is as follows:

	Employee Director Awards		Non-Employee Director Awards
	Number of Shares	Weighted- Average Fair Value	Number of Shares	Weighted- Average Fair Value
Balance at December 31, 2020	-	$-	-	$-
Granted	-	-	15,216	18.93
Vested	-	-	(15,216)	18.93
Forfeited	-	-	-	-
Non-vested restricted stock at June 30, 2021	-	$-	-	$-

Non-director employee and consultant restricted stock activity under the Plan for the three months ended June 30, 2021 is as follows:

	Employee Awards		Non-Employee Awards
	Number of Shares	Weighted- Average Fair Value	Number of Shares	Weighted- Average Fair Value
Balance at March 31, 2021	325,500	$24.10	-	$-
Granted			10,000	18.15
Vested			(10,000)	18.15
Forfeited	(325,500)	24.69	-	-
Non-vested restricted stock at June 30, 2021	-	$-	-	$-

Non-director employee and consultant restricted stock activity under the Plan for the six months ended June 30, 2021 is as follows:

	Employee Awards		Non-Employee Awards
	Number of Shares	Weighted- Average Fair Value	Number of Shares	Weighted- Average Fair Value
Balance at December 31, 2020	400,000	$24.28	100,000	$24.69
Granted	30,416	23.65	110,000	18.89
Vested	(4,916)	24.28	(110,000)	18.89
Forfeited	(425,500)	24.62	(100,000)	24.69
Non-vested restricted stock at June 30, 2021	-	$-	-	$-

The fair value of consultant (non-employee) performance shares vested was approximately $0 and $1.90 million for the three and six months ended June 30, 2021, respectively. The fair value of employee restricted stock awards vested was approximately $0 and $0.53 million for the three and six months ended June 30, 2021, respectively. The fair value of non-employee restricted stock awards vested was $0.18 million and $0.47 million for the three and six months ended June 30, 2021, respectively.

As of June 30, 2021, unrecognized compensation costs related to the employee restricted stock awards was $0.

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

19.	RELATED PARTY TRANSACTIONS

The Company leases office property in San Pedro, California from Deluna Properties, Inc., a company owned by Salvatore Galletti. Rent expense was $0.05 million and $0.02 million for the three months ended June 30, 2021 and 2020, respectively. Rent expense was $0.08 million and $0.03 million for the six months ended June 30, 2021 and 2020, respectively.

The Company entered into a credit agreement with Salvatore Galletti for a $1.20 million revolving line of credit in January 2007. Monthly interest payments are accrued at 4.75% above the Prime Rate on any outstanding balance. In addition, the Company agreed to pay Salvatore Galletti 0.67% per month of the full amount of the revolving credit line, regardless of whether the Company has borrowed against the line of credit. This agreement originally expired on December 31, 2011 but was extended to December 31, 2024. The outstanding balance of the line of credit was $2.12 million and $0.02 million as of June 30, 2021 and December 31, 2020, respectively, and is recorded as notes payable to related parties in the accompanying condensed consolidated balance sheets.

In May 2018, Ittella Italy entered into a promissory note with Pizzo in the amount of 0.48 million Euros. The note bears interest at 8.00% per annum. The balance of the note was 0.02 million Euros and 0.07 million Euros as of June 30, 2021 and December 31, 2020, respectively.

The Company is a party to a revolving line of credit with Marquette Business Credit with borrowing capacity of $25.00 million and $25.00 million, as of June 30, 2021 and December 31, 2020, respectively (Note 16). The parent organization of Marquette Business Credit is UMB (Note 3).

20.	COMMITMENTS AND CONTINGENCIES

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

Based on the assessment by management together with the independent assessment from its local legal counsel, the Company believes that a loss is currently not probable and an estimate cannot be made. Therefore, no accrual has been made as of June 30, 2021 or December 31, 2020.

21.	CONSOLIDATED VARIABLE INTEREST ENTITY

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

The results of operations and cash flows of Properties are included in the Company’s condensed consolidated financial statements. For the three- and six-month periods ended June 30, 2021 and 2020, 100% of the revenue of Properties is intercompany and thus was eliminated in consolidation. Properties contributed expenses of $0.05 million and $0.05 million for the three-month periods ended June 30, 2021 and 2020, respectively. Properties contributed expenses of $0.10 million and $0.12 million for the six-month periods ended June 30, 2021 and 2020, respectively.

22.	Earnings per share

The following is the summary of basic and diluted EPS for the three months ended June 30, 2021 and 2020 (in thousands, except for share and per share amounts):

	2021	2020
Numerator
Net Income (Loss) attributable to Tattooed Chef, Inc.	$(53,196)	$916
Dilutive Net Income (Loss) attributable to Tattooed Chef, Inc.	(53,196)	916
Denominator
Weighted average common shares outstanding	81,981,428	28,324,038
Weighted average diluted shares outstanding	81,981,428	28,324,038
Earnings per share
Basic	$(0.65)	$0.03
Diluted	$(0.65)	$0.03

The following have been excluded from the calculation of diluted earnings per share as the effect of including them would have been anti-dilutive for the three-months ended June 30, 2021 and 2020:

	2021	2020
Stock options	445	-
Warrants	75	-
Restricted stock awards	25
Total	545	-

The following is the summary of basic and diluted EPS for the six months ended June 30, 2021 and 2020:

	2021	2020
Numerator
Net Income (Loss) attributable to Tattooed Chef, Inc.	$(61,348)	$5,793
Dilutive Net Income (Loss) attributable to Tattooed Chef, Inc.	(61,445)	5,793
Denominator
Weighted average common shares outstanding	81,121,795	28,324,038
Effect of potentially dilutive securities related to Warrants	136,632	-
Weighted average diluted shares outstanding	81,258,427	28,324,038
Earnings per share
Basic	$(0.76)	$0.20
Diluted	$(0.76)	$0.20

The following have been excluded from the calculation of diluted earnings per share as the effect of including them would have been anti-dilutive for the six-months ended June 30, 2021 and 2020:

	2021	2020
Stock options	408	-
Warrants	189	-
Total	597	-

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the period ending December 31, 2020 filed with the SEC and Part II, Item 1A. Risk Factors herein. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise. Factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, the following:

●	our ability to maintain the listing of our common stock on Nasdaq;

●	our ability to raise financing in the future;

●	our ability to acquire and integrate new operations successfully;

●	market conditions and global and economic factors beyond our control, including the potential adverse effects of the ongoing global coronavirus (COVID-19) pandemic on capital markets, climate change, general economic conditions, unemployment and our liquidity, operations and personnel;

●	our ability to obtain raw materials on a timely basis or in quantities sufficient to meet the demand for our products;

●	our ability to grow our customer base;

●	our ability to forecast and maintain an adequate rate of revenue growth and appropriately plan our expenses;

●	our expectations regarding future expenditures;

●	our ability to attract and retain qualified employees and key personnel;

●	our ability to retain relationship with third party suppliers;

●	our ability to compete effectively in the competitive packaged food industry;

●	our ability to protect and enhance our corporate reputation and brand;

●	the impact of future regulatory, judicial, and legislative changes on our industry.

●	our ability to effectively manage freight and container costs.

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

Results of Operations

	Three Months Ended June 30,
(in thousands)	2021	2020
Revenue	$50,716	$34,764
Cost of goods sold	(42,750)	(31,019)
Gross profit	7,966	3,745
Net (loss) income	(53,196)	1,255
Freight and container costs	6,700	4,815
Promotional expenses	3,213	811
Marketing expenses	2,897	22
Professional services	2,590	100

	Six Months Ended June 30,
(in thousands)	2021	2020
Revenue	$103,398	$67,934
Cost of goods sold	(89,534)	(54,946)
Gross profit	13,864	12,988
Net (loss) income	(61,348)	7,154
Freight and container costs	15,773	9,443
Promotional expenses	5,146	1,391
Marketing expenses	5,532	35
Professional services	3,443	190

For the three months and six months ended June 30, 2021, we had net losses of $53.20 million and $61.35 million, respectively. By comparison for the three and six months ended June 30, 2020, we had net income of $1.26 million and $7.15 million, respectively. Results for the three months ended June 30, 2021 include a valuation allowance to the deferred tax asset of $47.22 million, expenses for freight and container costs of $6.70 million (13.21% of revenue), promotional expenses of $3.21 million, marketing expenses of $2.90 million, and professional services (including legal and accounting) of $2.60 million, compared to freight and container expenses of $4.82 million (13.85% of revenue), promotional expenses of $0.81 million, marketing expenses of $0.02 million, and professional services (including legal and accounting) of $0.10 million for the three months ended June 30, 2020. Results for the six months ended June 30, 2021 include a valuation allowance of $47.22 million, freight and container expenses of $15.77 million (15.26% of revenue), promotional expenses of $5.15 million, marketing expenses of $5.53 million, and professional services (including legal and accounting) of $3.44 million, compared to freight and container expenses of $9.44 million (13.90% of revenue), promotional expenses of $1.39 million, marketing expenses of $0.04 million, and professional services (including legal and accounting) of $0.19 million for the six months ended June 30, 2020.

The decrease from net income during the 2020 periods to net losses during the 2021 is due to a number of factors, including significant increases in (i) income tax expense for the period, primarily attributable to the $47.22 million valuation allowance for the Company’s deferred tax assets, (ii) operating expenses resulting from being a public reporting company during the 2021 periods, (iii) freight and container costs, and (iv) promotional and marketing expenses to help build brand awareness and increase market share for the “Tattooed Chef” brand. The inflationary increases in freight and container costs from 2020 to 2021 show an increase of 1.36% when freight and container costs are taken as a percentage of revenue for the six month periods ended June 30.

We at times must contend with inflationary measures throughout our supply chain, which can lead to downward pressure on our gross margin due to price sensitivity on the part of our customers, which prevents us from recouping cost increases through price increases in certain cases.

We negotiate different prices at our different club and retail customers based on product quantity and packaging configuration. At this time, we do not expect to adjust product prices from the current levels. We consistently evaluate pricing to ensure that the brand is competitive in pricing based on our competitors. With the current economic conditions and inflation, we will continue to monitor raw materials, packaging, and freight costs to determine if increases in pricing are necessary or possible.

Revenue increased by $15.95 million, or 45.89%, to $50.72 million for the three months ended June 30, 2021 and by $35.46 million, or 52.20%, to $103.40 million for the six months ended June 30, 2021, from $34.76 million for the three months ended June 30, 2020 and $67.93 million for the six months ended June 30, 2020. The increase in revenue is primarily due to growth in sales of our “Tattooed Chef” branded products. For the three months ended June 30, 2021, we had $33.09 million of sales of “Tattooed Chef” branded products and $17.29 million of sales of private label products, compared to $20.39 million and $14.26 million, respectively, during the 2020 period. For the six months ended June 30, 2021, we had $69.08 million in sales of “Tattooed Chef” branded products and $33.66 million of private label products, compared to $38.04 million and $29.36 million, respectively, for the 2020 period.

Cost of goods sold increased by $11.73 million, or 37.82%, to $42.75 million for the three months ended June 30, 2021 and by $34.59 million, or 62.95% to $89.53 million for the six months ended June 30, 2021, from $31.02 million for the three months ended June 30, 2020 and $54.95 million for the six months ended June 30, 2020. The increase is primarily due to the increase in sales volume and the increases in freight and container costs due to inflation. As a percentage of revenue, cost of goods sold decreased during the three-month period compared to 2020 and increased during the six-month period. Freight and container costs increased as a percentage of revenue by 1.36% for the six-month period ended June 30, 2021 compared to the same period in 2020.

Gross profit increased by $4.22 million, or 112.71%, to $7.97 million for the three months ended June 30, 2021 and by $0.88 million, or 6.74% to $13.86 million for the six months ended June 30, 2021, from $3.75 million for the three months ended June 30, 2020 and $12.99 million for the six months ended June 30, 2020. The increase is primarily due to increased Tattooed Chef sales volume, improved production capacities, and our ability to take advantage of economies of scale, partially offset by an increase in cost of goods sold due largely to freight and container cost increases as described above.

Gross margin for the three months ended June 30, 2021 was 15.71 % and for the six months ended June 30, 2021 was 13.41%, as compared to 10.77% for the three months ended June 30, 2020 and 19.12% for the six months ended June 30, 2020. The increase for the three months ended June 30, 2021 is primarily due to increased Tattooed Chef sales volume and improved production capacity. The decrease in margin during the six months ended June 30, 2021 is attributable to the building out of our infrastructure to support the current and expected growth in operations, as well as increases in raw materials, packaging, and freight and container costs due to inflation.

Operating expenses for the three months ended June 30, 2021 increased by $13.83 million, or 668.86%, to $15.90 million and for the six months ended June 30, 2021 increased by $24.36 million, or 546.39%, to $28.82 million, compared to $2.07 million for the three months ended June 30, 2020 and $4.46 million for the six months ended June 30, 2020. The increase for the three months ended June 30, 2021 is primarily due to promotional expenses of $3.21 million, marketing expenses of $2.90 million, professional services (including legal and accounting) of $2.60 million and freight and container expenses of $6.70 million (13.21% of revenue), compared to promotional expenses of $0.58 million, marketing expenses of $0.22 million, and professional services (including legal and accounting) of $0.10 million, and freight and container expenses of $4.82 million (13.85% of revenue) for the three months ended June 30, 2020. The increase for the six months ended June 30, 2021 is primarily due to freight and container costs of $15.77 million (15.25% of revenue), promotional expenses of $5.15 million, marketing expenses of $5.53 million, and professional services (including legal and accounting) of $4.83 million, compared to freight and container expenses of $9.44 million (13.90% of revenue), promotional expenses of $0, marketing expenses of $0.04 million, and professional services (including legal and accounting) of $0.19 million for the six months ended June 30, 2020. We expect overall operating expenses to decrease over time as a percentage of revenue as many relatively fixed operating expenses will be spread over increasing revenue, but expect freight and container costs to remain high (relative to historical) as a percentage of revenue for the foreseeable future. We are also heavily investing in the Tattooed Chef brand in order to increase distribution, raise brand awareness, and drive sales in the new stores that are launching our products.

Adjusted EBITDA was negative $5.89 million for the three months ended June 30, 2021 and negative $9.22 million for the six months ended June 30, 2021, compared to positive $1.96 million for the three months ended June 30, 2020 and positive $9.00 million for the six months ended June 30, 2020. The decline in Adjusted EBITDA was primarily due to public company accounting costs that were not present during the 2020 periods, as well as significant increases in promotional expenses, marketing expenses, professional services, and freight and container costs discussed above.

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

We define EBITDA as net income before interest, taxes, and depreciation. Adjusted EBITDA further adjusts EBITDA by adding back non-cash compensation expenses, non-recurring expenses, and other non-operational charges. Adjusted EBITDA is one of the key performance indicators we use in evaluating our operating performance and in making financial, operating, and planning decisions. We believe Adjusted EBITDA is useful to the readers of this quarterly report on Form 10-Q in the evaluation of our operating performance.

The following table provides a reconciliation from net income to Adjusted EBITDA for the three months ended June 30, 2021 and the three months ended June 30, 2020:

	Three Months Ended June 30,
(in thousands)	2021	2020
Net (loss) income	$(53,196)	$1,255
Interest	94	157
Income tax expense	45,985	553
Depreciation and amortization	896	278
EBITDA	(6,221)	2,243
Adjustments
Stock compensation expense	318	-
Gain on foreign currency forward contracts	(1,107)	(288)
Loss on warrant remeasurement	371	-
NMFD acquisition	714	-
Esogel S.R.L. and Ferdifin S.p.A asset acquisition	12	-
UMB ATM transaction	22	-
Total Adjustments	330	(288)
Adjusted EBITDA	$(5,891)	$1,955

The following table provides a reconciliation from net income to Adjusted EBITDA for the six months ended June 30, 2021 and the six months ended June 30, 2020:

	Six Months Ended June 30,
(in thousands)	2021	2020
Net (loss) income	$(61,348)	$7,154
Interest	114	381
Income tax expense	44,510	1,283
Depreciation and amortization	1,448	471
EBITDA	(15,276)	9,289
Adjustments
Stock compensation expense	3,502	-
Loss (Gain) on foreign currency forward contracts	1,802	(288)
Loss on warrant remeasurement	51	-
NMFD acquisition	714
Esogel S.R.L. and Ferdifin S.p.A asset acquisition	12
UMB ATM transaction	22	-
Total Adjustments	6,103	(288)
Adjusted EBITDA	$(9,173)	$9,001

Liquidity and Capital Resources

Cash

As of June 30, 2021, we had $140.18 million in cash. We believe our cash on hand is sufficient to meet our current working capital and capital expenditure requirements for a period of at least twelve months from the date of this filing.

Indebtedness

We have a line of credit that provides for borrowings up to (a) 90% of the net amount of eligible accounts receivables; plus, (b) the least of (i) the sum of: (A) 50% of the net amount of eligible inventory; plus (B) 45% of the net amount of eligible in-transit inventory; (ii) $10.0 million; or (iii) 50% of the aggregate amount of revolving loans outstanding, minus (C) the sum of all reserves. This line of credit is secured by substantially all of our assets. Outstanding borrowings under this line of credit bear interest at the sum of (i) the higher of the prime rate or LIBOR rate plus 2.0% and (ii) 1%. As of December 31, 2020, the outstanding balance on the line of credit was less than $0.1 million and the borrowing base was the full $25.0 million. The line of credit is secured by our inventory and accounts receivable and a first position lien on all our assets. In July 2018, we exercised an option within this line of credit to enter into a promissory note with the same financial institution in the amount of $1.0 million. The note accrues interest at the sum of (i) the higher of the prime rate or LIBOR rate plus 2.0% and (ii) 1.5% and has a maturity date of August 25, 2021. The note is secured by substantially all of our assets.

Liquidity

We generally fund our short- and long-term liquidity needs through a combination of cash on hand, cash flows generated from operations, and available borrowings under our line of credit (See “— Indebtedness” above). Our management regularly reviews certain liquidity measures to monitor performance.

Cash Flows

The following table presents the major components of net cash provided by (used in) operating, investing and financing activities for the six months ended June 30, 2021 and the six months ended June 30, 2020:

	Six Months Ended June 30,
(in thousands)	2021	2020
Cash flows from operating activities	$(24,372)	$2,472
Cash flows from investing activities	(44,058)	(4,120)
Cash flows from financing activities	76,728	2,026

Operating Activities

For the six months ended June 30, 2021, we realized a net loss of $61.35 million. The net loss is largely due to the income tax valuation allowance recorded as of period end. Additionally, there have also been increased costs compared to prior years, including promotional expenses of $5.53 million, marketing expenses of $5.15 million, and professional services (including legal and accounting) of $3.44 million. During this period, non-cash items included other expense of $1.44 million and depreciation expense of $1.45 million. Other expense is primarily related to the purchase of forward contracts for euros. We also purchased additional equipment for our facilities to increase capacity and throughput, resulting in greater depreciation add backs to operating cash. The additional capital expenditures have allowed us to produce more product in the same footprint and without increasing labor costs.

For the six months ended June 30, 2021, net cash provided by (used in) operating activities was $24.37 million as compared to $2.47 million for the six months ended June 30, 2020. The change was largely due to a $1.77 million increase in accounts receivable due to increased revenue, a $8.99 million increase in inventory, a $3.64 million increase in prepaid expenses and other current assets, and a $1.96 million decrease in accounts payable. During this period, non-cash items included depreciation expense of $1.45 million (a $0.93 million increase) related to increases in equipment in both legacy facilities and the acquisition of the two facilities in New Mexico.

We anticipate that our depreciation and amortization expense will increase for the balance of 2021 and for future periods based on capital expenditures on property, plant and equipment made in 2019 and 2020, and expected capital expenditures to expand production capabilities in both the Italy and California facilities. We also anticipate increases in stock-based compensation as we make equity grants to certain key employees, members of our management team and our Board of Directors. We are closely monitoring inflation and the effects that it has on operations from raw materials, packaging, freight, and container costs. At this time, we are opting not in increase prices to our customers. We are prepared to have conversations with all of our customers if the increased costs continue.

Investing Activities

Net cash used in investing activities relates to capital expenditures to support growth and investment in property, plant and equipment to expand production capacity, tenant improvements, and to a lesser extent, replacement of existing equipment.

For the six months ended June 30, 2021, net cash used in investing activities was $44.06 million as compared to $4.12 million for the six months ended June 30, 2020. Cash used in both periods consisted primarily of capital expenditures to improve efficiency and output from our current facilities and in the 2021 period, included the expansion of existing production capacity through the acquisition of NMFD and Karsten and assets from Esogel and Ferdifin (see Note 10).

Financing Activities

For the six months ended June 30, 2021, net cash provided by financing activities was $76.73 million, primarily from $73.96 million due to warrant exercises and additional borrowings under the credit facility of $2.09 million to support working capital requirements to fund continued growth.

Off-balance Sheet Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Valuation of Holdback Shares and Sponsor Earnout Shares

We recognized and measured the contingent amounts associated with the Holdback Shares and Sponsor Earnout Shares at fair value as of the Closing date of $120.35 million and $0, respectively, using a probability-weighted discounted cash flow model. These measures are based upon significant inputs that are not observable by the market and are therefore considered to be Level 3 inputs. Refer to Note 12 to our consolidated financial statements for discussion related to the measurement and recognition.

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

ITEM 4. CONTROLS AND PROCEDURES

We identified six material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The first material weakness is related to the lack of design or maintenance of an effective control environment commensurate with financial reporting requirements and lack of a sufficient number of accounting professionals with the appropriate level of experience and training.

The second material weakness is related to a lack of design and maintenance of formal accounting policies, procedures and controls to prevent and detect material misstatements related to the presentation and disclosures of the consolidated financial statements and to ensure their compliance with applicable financial reporting requirements.

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

The sixth material weakness relates to the lack of design and maintenance of formal processes, procedures and controls over the preparation and review of the general ledger, account reconciliations, consolidation schedules, and other supporting schedules used in the preparation of the consolidated financial statements that operated on a timely basis, at an appropriate frequency and at a sufficient level of precision to prevent or detect material misstatements in the consolidated financial statements.

We have begun the process of, and we are focused on, designing and implementing effective internal controls measures to improve our internal control over financial reporting and remediate the material weaknesses. Our efforts include a number of actions:

●	We hired qualified staff and outside resources to segregate key functions within our financial and information technology processes supporting our internal controls over financial reporting.

●	We developed internal controls documentation, including comprehensive accounting policies and procedures over certain key financial processes and related disclosures.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2021, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting described above.

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

Changes in Internal Control Over Financial Reporting

Other than described above in this Item 4, there has been no change in our internal control over financial reporting during the fiscal quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

A majority of our products are manufactured and sold inside of the United States, which increases our exposure to, among other things, domestic inflation and fuel price increases. Recent inflationary pressures have resulted in increased interest rates, fuel, wages, and other costs which, if they continue for a prolonged period, may adversely affect our results of operations. If our costs are subject to continuing significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition, and results of operation.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TATTOOED CHEF, INC.

Date: August 16, 2021	By:	/s/ Salvatore Galletti
	Name:	Salvatore Galletti
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 16, 2021	By:	/s/ Stephanie Dieckmann
	Name:	Stephanie Dieckmann
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)