Form 10-Q
period 2021-09-30
Tattooed Chef, Inc.
filed 2021-11-22
CIK 1741231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 18, 2021, there were 81,982,392 shares of common stock, par value $0.0001 issued and outstanding.

TATTOOED CHEF, INC.

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2021

TABLE OF CONTENTS

		Page

PART I – FINANCIAL INFORMATION		1

Item 1.	Financial Statements	1

	Condensed Consolidated Balance Sheets as of September 30, 2021 (unaudited) and December 31, 2020	1

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2021 and 2020 (unaudited)	2

	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Three and Nine Months Ended September 30, 2021 and 2020 (unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the Nine Months September 30, 2021 and 2020 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	37

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	43

Item 4.	Controls and Procedures	43

PART II – OTHER INFORMATION		45

Item 1.	Legal Proceedings	45

Item 1A.	Risk Factors	45

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45

Item 3.	Defaults Upon Senior Securities	45

Item 4.	Mine Safety Disclosures	45

Item 5.	Other Information	45

Item 6.	Exhibits	46

SIGNATURES		47

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

TATTOOED CHEF, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share and per share information)

	September 30,	December 31,
	2021	2020
ASSETS

CURRENT ASSETS
Cash	$129,476	$131,579
Accounts receivable, net	24,469	17,992
Inventory	45,271	38,002
Prepaid expenses and other current assets	8,256	18,240
TOTAL CURRENT ASSETS	207,472	205,813

Property, plant and equipment, net	39,669	16,083
Intangible assets, net	179	-
Deferred taxes	-	43,525
Goodwill	19,351	-
Other assets	1,731	605

TOTAL ASSETS	$268,402	$266,026

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$23,641	$24,075
Accrued expenses	4,880	2,961
Line of credit	3,317	22
Notes payable to related parties	7	66
Notes payable, current portion	400	111
Deferred revenue	634	1,711
Forward contract derivative liability	1,788	-
Finance lease	2,863	-
Other current liabilities	911	1,403
TOTAL CURRENT LIABILITIES	38,441	30,349

Warrant liability	1,343	5,184
Notes payable, net of current portion	2,627	1,990
TOTAL LIABILITIES	$42,411	$37,523

COMMITMENTS AND CONTINGENCIES (See Note 20)

STOCKHOLDERS’ EQUITY
Preferred stock- $0.0001 par value; 10,000,000 shares authorized, none issued and outstanding at September 30, 2021 and December 31, 2020	$-	$-
Common stock- $0.0001 par value; 1,000,000,000 shares authorized; 81,982,392 shares issued and outstanding at September 30, 2021, 71,551,067 shares issued and outstanding at December 31, 2020	8	7
Treasury stock- 0 shares at September 30, 2021, 81,087 shares at December 31, 2020	-	-
Additional paid in capital	233,223	164,424
Accumulated other comprehensive (loss) income	(908)	1
Retained (deficit) earnings	(6,332)	64,071
Total stockholders’ equity	225,991	228,503

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$268,402	$266,026

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TATTOOED CHEF, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS) (unaudited)

(in thousands, except share and per share information)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
REVENUE	$58,780	$40,964	$161,972	$108,903

COST OF GOODS SOLD	52,836	36,733	140,304	91,619

GROSS PROFIT	5,944	4,231	21,668	17,284

OPERATING EXPENSES	13,604	7,621	44,853	12,590

(LOSS) INCOME FROM OPERATIONS	(7,660)	(3,390)	(23,185)	4,694

Interest expense	(45)	(188)	(159)	(569)
Other (expense) income	(724)	825	(2,496)	1,113

(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES	(8,429)	(2,753)	(25,840)	5,238

INCOME TAX (EXPENSE) BENEFIT	255	(492)	(44,255)	(1,776)

NET (LOSS) INCOME	(8,174)	(3,245)	(70,095)	3,462

LESS: INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	-	(158)	-	1,148

NET (LOSS) INCOME ATTRIBUTABLE TO TATTOOED CHEF, INC.	$(8,174)	$(3,087)	$(70,095)	$2,314

NET INCOME (LOSS) PER SHARE
Basic	$(0.10)	$(0.11)	$(0.86)	$0.08
Diluted	$(0.10)	$(0.11)	$(0.86)	$0.08

WEIGHTED AVERAGE COMMON SHARES
Basic	81,957,170	28,324,038	81,404,348	28,324,038
Diluted	82,011,216	28,324,038	81,548,673	28,324,038

OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX

Foreign currency translation adjustments	(808)	(584)	(909)	(201)

Total other comprehensive (loss) income, net of tax	(808)	(584)	(909)	(201)

Comprehensive (loss) income	(8,982)	(3,829)	(71,004)	3,261
Less: comprehensive income attributable to the noncontrolling interest	-	(101)	-	1,239

Comprehensive (loss) income attributable to Tattooed Chef, Inc. stockholders	$(8,982)	$(3,728)	$(71,004)	$2,022

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TATTOOED CHEF, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

(in thousands, except share and per share information)

For the three months ended September 30, 2021

	Common		Common	Additional	Accumulated	Retained
	Stock	Treasury	Shares	Paid-In	Comprehensive	Earnings
	Shares	Shares	Amount	Capital	Income (Loss)	(Deficit)	Total
BALANCE AS OF JULY 1, 2021	81,938,668	-	$8	$231,359	$(100)	$1,842	$233,109

FOREIGN CURRENCY TRANSLATION ADJUSTMENT	-	-	-	-	(808)	-	(808)

STOCK-BASED COMPENSATION	-	-	-	733	-	-	733

NON-EMPLOYEE STOCK-BASED COMPENSATION	4,918	-	-	109	-	-	109

EXERCISE OF WARRANTS	38,806	-	-	1,022	-	-	1,022

NET LOSS	-	-	-	-	-	(8,174)	(8,174)

BALANCE AS OF SEPTEMBER 30, 2021	81,982,392	-	$8	$233,223	$(908)	$(6,332)	$225,991

For the nine months ended September 30, 2021

	Common		Common	Additional	Accumulated	Retained
	Stock	Treasury	Shares	Paid-In	Comprehensive	Earnings
	Shares	Shares	Amount	Capital	Income (Loss)	(Deficit)	Total
BALANCE AS OF JANUARY 1, 2021	71,551,067	(81,087)	$7	$164,424	$1	$64,071	$228,503

FOREIGN CURRENCY TRANSLATION ADJUSTMENT	-	-	-	-	(909)	-	(909)

DIVIDENDS PAID	-	-	-	-	-	(308)	(308)

STOCK-BASED COMPENSATION	-	-	-	4,499	-	-	4,499

NON-EMPLOYEE STOCK-BASED COMPENSATION	839,918	-	-	290	-	-	290

FORFEITURE OF STOCK-BASED AWARDS	(395,084)	-	-	(445)	-	-	(445)

CANCELLATION OF TREASURY SHARES	(81,087)	81,087	-	-	-	-	-

EXERCISE OF WARRANTS	10,067,578	-	1	64,455	-	-	64,456

NET LOSS	-	-	-	-	-	(70,095)	(70,095)

BALANCE AS OF SEPTEMBER 30, 2021	81,982,392	-	$8	$233,223	$(908)	$(6,332)	$225,991

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

For the three months ended September 30, 2020

	Redeemable Noncontrolling	Common		Common	Additional	Accumulated	Retained
	Interest	Stock	Treasury	Shares	Paid-In	Comprehensive	Earnings	Noncontrolling
	Amount	Shares	Shares	Amount	Capital	Income (Loss)	(Deficit)	Interests	Total
BALANCE AS OF JULY 1, 2020	$43,815	28,324,038	-	$3	$-	$(343)	$(29,454)	$1,313	$(28,481)

FOREIGN CURRENCY TRANSLATION ADJUSTMENT	-	-	-	-	-	(641)	-	57	(584)

DIVIDENDS PAID	-	-	-	-	-	-	(4,280)	-	(4,280)

ACCRETION OF REDEEMABLE NONCONTROLLING INTEREST TO REDEMPTION VALUE	442	-	-	-	-	-	(442)	-	(442)

NET INCOME	(440)	-	-	-	-	-	(3,087)	282	(2,805)

BALANCE AS OF SEPTEMBER 30, 2020	43,817	28,324,038	-	$3	$-	$(984)	$(37,263)	$1,652	$(36,592)

For the nine months ended September 30, 2020

	Redeemable Noncontrolling	Common		Common	Additional	Accumulated	Retained
	Interest	Stock	Treasury	Shares	Paid-In	Comprehensive	Earnings	Noncontrolling
	Amount	Shares	Shares	Amount	Capital	Income (Loss)	(Deficit)	Interests	Total
BALANCE AS OF JANUARY 1, 2020	$6,900	28,324,038	-	$3	$2,314	$(692)	$1,056	$256	$2,937

CAPITAL CONTRIBUTIONS	-	-	-	-	-	-	-	355	355

FOREIGN CURRENCY TRANSLATION ADJUSTMENT	-	-	-	-	-	(292)	2	91	(199)

DIVIDENDS PAID	-	-	-	-	-	-	(6,230)	-	(6,230)

ACCRETION OF REDEEMABLE NONCONTROLLING INTEREST TO REDEMPTION VALUE	36,719	-	-	-	(2,314)	-	(34,405)	-	(36,719)

NET INCOME	198	-	-	-	-	-	2,314	950	3,264

BALANCE AS OF SEPTEMBER 30, 2020	43,817	28,324,038	-	$3	$-	$(984)	$(37,263)	$1,652	$(36,592)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TATTOOED CHEF, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(70,095)	$3,462
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,514	693
Bad debt expense	539	-
Accretion of debt financing costs	4	34
Revaluation of warrant liability	(158)	-
Unrealized forward contract loss	2,342	(728)
Stock compensation expense	4,344	-
Deferred taxes, net	43,525	-

Changes in operating assets and liabilities:
Accounts receivable	(3,450)	(7,702)
Inventory	(4,099)	(9,502)
Prepaid expenses and other assets	(3,090)	(229)
Accounts payable	(6,554)	13,746
Accrued expenses	1,841	1,630
Deferred revenue	(1,077)	-
Other current liabilities	289	416
Net cash (used in) provided by operating activities	(33,125)	1,820

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(13,048)	(5,957)
Acquisition of subsidiaries, net of cash acquired	(33,918)	-
Proceeds from sale of property, plant and equipment	-	36
Net cash used in investing activities	(46,966)	(5,921)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings in line of credit	3,295	9,657
Borrowings of notes payable to related parties	-	32
Repayments of notes payable to related parties	(59)	(644)
Borrowings of notes payable	1,168	28
Repayments of notes payable	(296)	(512)
Capital contributions	-	355
Proceeds from the exercise of warrants	74,316	-
Payment of dividends	(308)	(5,613)
Net cash provided by financing activities	78,116	3,303

NET DECREASE IN CASH	(1,975)	(798)

EFFECT OF EXCHANGE RATE ON CASH	(128)	(557)

CASH AT BEGINNING OF PERIOD	$131,579	$4,537

CASH AT END OF PERIOD	$129,476	$3,182

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for
Interest	$145	$237
Income taxes	$759	$16
Noncash investing and financing activities
Distributions	$-	$617
Capital expenditures included in accounts payable	$1,049	$-

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

About the Subsidiaries

Myjojo, Inc. was an S corporation formed under the laws of California (“Myjojo (California)”) on February 26, 2019 to facilitate a corporate reorganization of Ittella International Inc. On March 27, 2019, Salvatore Galletti, the sole stockholder of Ittella International, Inc. contributed all of his share ownership of Ittella International, Inc. to Myjojo (California) in exchange for 100% interest in the latter, becoming Myjojo (California)’s sole stockholder.

On May 21, 2020, Myjojo (Delaware) was formed with Salvatore Galletti owning all of the shares of common stock. On May 27, 2020, Myjojo, Inc. (California) merged into Myjojo, Inc., (Delaware) with Myjojo, Inc. (Delaware) issuing shares of common stock to Salvatore Galletti, the sole stockholder of Myjojo (California).

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

On May 14, 2021, Tattooed Chef acquired New Mexico Food Distributors, Inc. (“NMFD”) and Karsten Tortilla Factory, LLC (“Karsten”) in an all-cash transaction for approximately $34.09 million (collectively, the “NMFD Transaction”). NMFD and Karsten were privately held companies based in Albuquerque, New Mexico. NMFD produces and sells frozen and ready-to-eat New Mexican food products to retail and food service customers through its network of distributors in the United States. NMFD processes its products in two leased facilities located in New Mexico. See Note 10 Business combination and asset purchases.

Basis of Consolidation. The condensed consolidated financial statements include the accounts of Tattooed Chef and its subsidiaries in which Tattooed Chef has a controlling interest directly or indirectly, and variable interest entities for which the Company is the primary beneficiary. All intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed, consolidated or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the SEC on March 19, 2021, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2020 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

Revision of Previously Issued Financial Statements for Correction of Immaterial Errors.

1)	Immaterial errors identified and revised in prior periods.

The Company revised the accompanying condensed consolidated statements of operations and comprehensive income for the period ended September 30, 2020 to reflect the correction of an immaterial error for amounts previously not reflected in the comprehensive income attributable to noncontrolling interest. This revision has no impact on the Company’s net income, retained earnings, or earnings per share.

During the quarter ended March 31, 2021, the Company revised the accompanying condensed consolidated balance sheet as of December 31, 2020, and the consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for the year ended December 31, 2020 (not included herein) to reflect the correction of an immaterial error related to the classification of Private Placement Warrants. These warrants are now classified as liabilities with the related changes in the fair value of these warrants recorded in the statement of operations and comprehensive income. This revision has an immaterial impact on the Company’s previously reported net income, earnings per share, total liabilities and stockholders’ equity.

In further consideration of the guidance in Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity, the Company concluded that a provision in the warrant agreement related to certain settlement methods specific to the Private Placement Warrants precludes the Private Placement Warrants from being accounted for as components of equity. As the Private Placement Warrants meet the definition of a derivative as contemplated in ASC 815, the Private Placement Warrants should be recorded as derivative liabilities on the condensed consolidated balance sheet and measured at fair value upon recognition on the Closing Date and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the consolidated statement of operations and comprehensive income in the period of change. Therefore, the Company concluded that it is appropriate to revise the classification of the Private Placement Warrants in the Company’s previously issued consolidated financial statements as of and for the year ended December 31, 2020, as previously reported in its Form 10-K.

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

2)	Immaterial errors identified and revised in current quarter.

The Company revised the accompanying condensed consolidated statements of equity and operations and comprehensive income for the year ended December 31, 2020 to reflect the correction of an immaterial error related to the grant of 825,000 stock awards to Harrison & Co (“Harrison”) on October 15, 2020 as consideration for advisory services provided by Harrison to facilitate the successful completion of the Transaction (see Note 17). The stock awards were fully vested on grant date, and therefore a weighted average 174,041 shares should have been included in basic and diluted outstanding shares when calculating earnings per share for the year ended December 31, 2020. In addition, the fair value of the stock awards issued in the amount of $20.54 million should have been included as a reduction to the “Reverse Recapitalization” line item and an increase by the same amount to the “Transaction costs, net of tax” line item. Both of these items are included within the Company’s additional paid-in capital for the year ended December 31, 2020. This revision has no impact on the Company’s previously reported net income but reduced the earnings per share for the year ended December 31, 2020, and had no impact on the balance sheet, total additional paid-in capital and total stockholders’ equity as of December 31, 2020.

During the period ended September 30, 2021, the Company identified additional immaterial errors in its previously issued financial statements related to inventoriable costs and the classification of certain accounts that primarily impact cost of goods sold and operating expenses. The Company assessed the cumulative effect of all the errors on the prior quarterly and annual financial statements, both quantitatively and qualitatively, in accordance with the SEC’s Staff Accounting Bulletin ("SAB") No. 99, “Materiality,” and SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” and concluded the errors were not material to any of the previously issued financial statements. Consequently, these errors will be corrected prospectively and financial statements will be revised in the future when the consolidated balance sheets, statements of operations and comprehensive income and cash flows for such prior periods are included in future filings.

3)	Accumulated effect of revisions on each financial statement line item

The Company revised the condensed consolidated balance sheets as of December 31, 2019 and 2020, the condensed consolidated statements of stockholders’ equity (deficit) for the years ended December 31, 2019 and 2020, the condensed consolidated statements of operations and comprehensive income for years ended December 31, 2019 and 2020, the condensed consolidated statements of cash flows for the years ended December 31, 2019 and 2020, the condensed consolidated statements of cash flows for the nine months ended September 30, 2020, the condensed consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2021, three months ended March 31, 2021, three months and nine months ended September 30, 2020, three and six months ended June 30, 2020 and three months ended March 31, 2020 to reflect the correction of aforementioned immaterial errors.

(In thousands)	Condensed Consolidated Balance Sheet
As of December 31, 2019	As Originally Reported	Previously Revised*	Current Revisions*	Re-classification*	As Revised
Inventory	$17,960	$-	$(239)	$-	$17,721
TOTAL CURRENT ASSETS	34,950	-	(239)	-	34,711
TOTAL ASSETS	43,896	-	(239)	-	43,657
Accounts payable	17,037	-	-	(358)	16,679
Other current liabilities	65	-	-	358	423
TOTAL CURRENT LIABILITIES	30,715	-	-	-	30,715
TOTAL LIABILITIES	33,820	-	-	-	33,820
REDEEMABLE NONCONTROLLING INTEREST	6,930	-	(30)	-	6,900
Retained earnings	1,265	-	(209)	-	1,056
Total equity attributable to Myjojo, Inc.	2,890	-	(209)	-	2,681
Noncontrolling interest	256	-	-	-	256
TOTAL STOCKHOLDER’S EQUITY (DEFICIT)	3,146	-	(209)	-	2,937
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	43,896	-	(239)	-	43,657

(In thousands)	Condensed Consolidated Balance Sheet
As of December 31, 2020	As Originally Reported	Previously Revised*	Current Revisions*	Re-classification*	As Revised
Accounts receivable	$17,991	$-	$1	$-	$17,992
Inventory	38,660	-	(658)	-	38,002
TOTAL CURRENT ASSETS	206,470	-	(657)	-	205,813
TOTAL ASSETS	266,683	-	(657)	-	266,026
Accounts payable	25,391	-	-	(1,316)	24,075
Other current liabilities	87	-	-	1,316	1,403
TOTAL CURRENT LIABILITIES	30,349	-	-	-	30,349
Warrant liabilities	-	5,184	-	-	5,184
TOTAL LIABILITIES	32,339	5,184	-	-	37,523
Additional paid-in capital	170,799	(6,376)	1	-	164,424
Retained earnings	63,537	1,192	(658)	-	64,071
TOTAL STOCKHOLDER’S EQUITY (DEFICIT)	234,344	(5,184)	(657)	-	228,503
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	266,683	-	(657)	-	266,026

(In thousands)	Condensed Consolidated Balance Sheet
As of March 31, 2021	As Originally Reported	Previously Revised*	Current Revisions*	Re-classification*	As Revised
Inventory	$38,701	$-	$(662)	$-	$38,039
TOTAL CURRENT ASSETS	267,397	-	(662)	-	266,735
TOTAL ASSETS	332,905	-	(662)	-	332,243
Accounts payable	31,252	-	-	(46)	31,206
Other current liabilities	1,188	-	-	46	1,234
TOTAL CURRENT LIABILITIES	41,770	-	-	-	41,770
TOTAL LIABILITIES	45,548	-	-	-	45,548
Retained earnings	56,269	-	(662)	-	55,607
TOTAL STOCKHOLDER’S EQUITY (DEFICIT)	287,357	-	(662)	-	286,695
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	332,905	-	(662)	-	332,243

(In thousands)	Condensed Consolidated Balance Sheet
As of June 30, 2021	As Originally Reported	Previously Revised*	Current Revisions*	Re-classification*	As Revised
Inventory	$50,818	$-	$(1,232)	$-	$49,586
TOTAL CURRENT ASSETS	222,610	-	(1,232)	-	221,378
TOTAL ASSETS	283,345	-	(1,232)	-	282,113
Accounts payable	29,269	-	-	(19)	29,250
Other current liabilities	1,840	-	(1)	19	1,858
TOTAL CURRENT LIABILITIES	44,066	-	(1)	-	44,065
TOTAL LIABILITIES	49,005	-	(1)	-	49,004
Retained earnings	3,073	-	(1,231)	-	1,842
TOTAL STOCKHOLDER’S EQUITY (DEFICIT)	234,340	-	(1,231)	-	233,109
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	283,345	-	(1,232)	-	282,113

(In thousands)	Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
For the year ended December 31, 2019	As Originally Reported	Previously Revised*	Current Revisions*	As revised
REDEEMABLE NONCONTROLLING INTEREST	$6,930	$-	$(30)	$6,900
Retained earnings ending balance	1,265	-	(209)	1,056

(In thousands)	Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
For the year ended December 31, 2020	As Originally Reported	Previously Revised*	Current Revisions*	As revised
Additional paid in capital from exercise of warrants	$66,559	$2,696	$-	$69,255
Additional paid in capital from reverse recapitalization	91,920	(9,072)	20,542	103,390
Additional paid in capital, Transaction costs, net of tax	(7,227)	-	(20,542)	(27,769)
Additional paid in capital ending balance	170,799	(6,375)	-	164,424
Retained earnings ending balance	63,537	1,192	(658)	64,071

(In thousands)	Condensed Consolidated Statements of Cash Flows
For the year ended December 31, 2019	As Originally Reported	Previously Revised*	Current Revisions*	As revised
Cash Flows from Operating Activities:
Net income	$5,608	$-	$(198)	$5,410
Changes in operating assets and liabilities:
Inventory	(6,757)	-	198	(6,559)
Net cash (used in) provided by operating activities	(1,076)	-	-	(1,076)

(In thousands)	Condensed Consolidated Statements of Cash Flows
For the year ended December 31, 2020	As Originally Reported	Previously Revised*	Current Revisions*	As revised
Cash Flows from Operating Activities:
Net income	$68,724	$1,192	$(419)	$69,497
Adjustments to reconcile net income to net provided by (cash used in) operating activities:
Revaluation of common stock warrant liability to estimated fair value	-	(1,192)	-	(1,192)
Changes in operating assets and liabilities:				-
Inventory	(20,700)	-	419	(20,281)
Net cash (used in) provided by operating activities	(13,367)	-	-	(13,367)

(In thousands)	Condensed Consolidated Statements of Cash Flows
For the nine months ended September 30, 2020	As Originally Reported	Previously Revised*	Current Revisions*	As revised
Cash Flows from Operating Activities:
Net income	$3,894	$-	$(432)	$3,462
Changes in operating assets and liabilities:
Inventory	(9,934)	-	432	(9,502)
Net cash (used in) provided by operating activities	1,820	-	-	1,820

(In thousands, except EPS)	Condensed Consolidated Statements of Operations and Comprehensive Income
For the year ended December 31, 2019	As Originally Reported	Previously Revised*	Current Revisions*	As Revised
Revenue	$84,919	$-	$(1)	$84,918
Cost of goods sold	71,209	-	524	71,733
Gross profit	13,710	-	(525)	13,185
Operating expense	7,454	-	(327)	7,127
Income from operations	6,256	-	(198)	6,058
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	5,762	-	(198)	5,564
Net income (loss)	5,608	-	(198)	5,410
LESS: INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	1,082	-	(25)	1,057
NET INCOME (LOSS) ATTRIBUTABLE TO TATTOOED CHEF, INC.	4,526	-	(173)	4,353
Basic net income (loss) per share	0.16	-	(0.01)	0.15
Diluted net income (loss) per share	0.16	-	(0.01)	0.15

(In thousands, except EPS)	Condensed Consolidated Statements of Operations and Comprehensive Income
For the three months ended March 31, 2020	As Originally Reported	Previously Revised*	Current Revisions*	As Revised
Revenue	$33,170	$-	$2	$33,172
Cost of goods sold	23,927	-	109	24,036
Gross profit	9,243	-	(107)	9,136
Operating expense	2,390	-	(30)	2,360
Income from operations	6,853	-	(77)	6,776
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	6,629	-	(77)	6,552
Net income (loss)	5,899	-	(77)	5,822
LESS: INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	1,022	-	(10)	1,012
NET INCOME (LOSS) ATTRIBUTABLE TO TATTOOED CHEF, INC.	4,877	-	(67)	4,810
Basic net income (loss) per share	0.17		(0.00)	0.17
Diluted net income (loss) per share	0.17	-	(0.00)	0.17

(In thousands, except EPS)	Condensed Consolidated Statements of Operations and Comprehensive Income
For the three months ended June 30, 2020	As Originally Reported	Previously Revised*	Current Revisions*	As Revised
Revenue	$34,764	$-	$3	$34,767
Cost of goods sold	31,019	-	(169)	30,850
Gross profit	3,745	-	172	3,917
Operating expense	2,068	-	541	2,609
Income from operations	1,677	-	(369)	1,308
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	1,808	-	(369)	1,439
Net income (loss)	1,255	-	(369)	886
LESS: INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	339	-	(46)	293
NET INCOME (LOSS) ATTRIBUTABLE TO TATTOOED CHEF, INC.	916	-	(323)	593
Basic net income (loss) per share	0.03	-	(0.01)	0.02
Diluted net income (loss) per share	0.03	-	(0.01)	0.02

(In thousands, except EPS)	Condensed Consolidated Statements of Operations and Comprehensive Income
For the six months ended June 30, 2020	As Originally Reported	Previously Revised*	Current Revisions*	As Revised
Revenue	$67,934	$-	$5	$67,939
Cost of goods sold	54,946	-	(60)	54,886
Gross profit	12,988	-	65	13,053
Operating expense	4,458	-	511	4,969
Income from operations	8,530	-	(446)	8,084
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	8,437	-	(446)	7,991
Net income (loss)	7,154	-	(446)	6,708
LESS: INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	1,361	-	(56)	1,305
NET INCOME (LOSS) ATTRIBUTABLE TO TATTOOED CHEF, INC.	5,793	-	(390)	5,403
Basic net income (loss) per share	0.20	-	(0.01)	0.19
Diluted net income (loss) per share	0.20	-	(0.01)	0.19

(In thousands, except EPS)	Condensed Consolidated Statements of Operations and Comprehensive Income
For the three months ended September 30, 2020	As Originally Reported	Previously Revised*	Current Revisions*	As Revised
Revenue	$40,962	$-	$2	$40,964
Cost of goods sold	37,180	-	(447)	36,733
Gross profit	3,782	-	449	4,231
Operating expense	7,187	-	434	7,621
Loss from operations	(3,405)	-	15	(3,390)
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(2,768)	-	15	(2,753)
Net income (loss)	(3,260)	-	15	(3,245)
LESS: INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(160)	-	2	(158)
NET INCOME (LOSS) ATTRIBUTABLE TO TATTOOED CHEF, INC.	(3,100)	-	13	(3,087)
Basic net loss per share	(0.11)	-	0.00	(0.11)
Diluted net loss per share	(0.11)	-	0.00	(0.11)
Comprehensive income	(3,844)	-	15	(3,829)
Less: income (loss) attributable to the noncontrolling interest	57	(160)	2	(101)
Comprehensive income attributable to Tattooed Chef, Inc. stockholders	(3,901)	160	13	(3,728)

(In thousands, except EPS)	Condensed Consolidated Statements of Operations and Comprehensive Income
For the nine months ended September 30, 2020	As Originally Reported	Previously Revised*	Current Revisions*	As Revised
Revenue	$108,896	$-	$7	$108,903
Cost of goods sold	92,126	-	(507)	91,619
Gross profit	16,770	-	514	17,284
Operating expense	11,645	-	945	12,590
Income from operations	5,125	-	(431)	4,694
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	5,669	-	(431)	5,238
Net income (loss)	3,894	-	(432)	3,462
LESS: INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	1,201	-	(53)	1,148
NET INCOME (LOSS) ATTRIBUTABLE TO TATTOOED CHEF, INC.	2,693	-	(379)	2,314
Basic net income per share	0.10	-	(0.02)	0.08
Diluted net income per share	0.10	-	(0.02)	0.08
Comprehensive income	3,693	-	(432)	3,261
Less: income (loss) attributable to the noncontrolling interest	91	1,201	(53)	1,239
Comprehensive income attributable to Tattooed Chef, Inc. stockholders	3,602	(1,201)	(379)	2,022

(In thousands, except EPS and shares)	Condensed Consolidated Statements of Operations and Comprehensive Income
For the year ended December 31, 2020	As Originally Reported	Previously Revised*	Current Revisions*	As Revised
Revenue	$148,492	$-	$6	$148,498
Cost of goods sold	124,836	-	1,756	126,592
Gross profit	23,656	-	(1,750)	21,906
Operating expense	32,541	-	(1,331)	31,210
Loss from operations	(8,885)	-	(419)	(9,304)
Other income	38,066	1,192	-	39,258
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	28,446	1,192	(419)	29,219
Net income (loss)	68,724	1,192	(419)	69,497
LESS: INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	1,475	-	(53)	1,422
NET INCOME (LOSS) ATTRIBUTABLE TO TATTOOED CHEF, INC.	67,249	1,192	(366)	68,075
Basic net income per share	1.85	0.03	(0.01)	1.87
Diluted net income per share	1.69	0.03	(0.02)	1.70

Basic	36,313,821	-	174,041	36,487,862
Diluted	39,903,147	-	174,041	40,077,188

(In thousands, except EPS and shares)	Condensed Consolidated Statements of Operations and Comprehensive Income
For the three months ended March 31, 2021	As Originally Reported	Previously Revised*	Current Revisions*	As Revised
Revenue	$52,682	$-	$-	$52,682
Cost of goods sold	45,905	-	(390)	45,515
Gross profit	6,777	-	390	7,167
Operating expense	13,795	-	394	14,189
Loss from operations	(7,018)	-	(4)	(7,022)
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(9,627)	-	(4)	(9,631)
Net income (loss)	(8,152)	-	(4)	(8,156)
NET INCOME (LOSS) ATTRIBUTABLE TO TATTOOED CHEF, INC.	(8,152)	-	(4)	(8,156)
Basic net loss per share	(0.10)	-	(0.00)	(0.10)
Diluted net loss per share	(0.11)	-	(0.00)	(0.11)

Basic	79,415,105	-	825,000	80,240,105
Diluted	79,719,129	-	825,000	80,544,129

(In thousands, except EPS)	Condensed Consolidated Statements of Operations and Comprehensive Income
For the three months ended June 30, 2021	As Originally Reported	Previously Revised*	Current Revisions*	As Revised
Revenue	$50,716	$-	$(206)	$50,510
Cost of goods sold	42,750	-	(797)	41,953
Gross profit	7,966	-	591	8,557
Operating expense	15,900	-	1,160	17,060
Loss from operations	(7,934)	-	(569)	(8,503)
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(7,211)	-	(569)	(7,780)
Net income (loss)	(53,196)	-	(569)	(53,765)
NET INCOME (LOSS) ATTRIBUTABLE TO TATTOOED CHEF, INC.	(53,196)	-	(569)	(53,765)
Basic net loss per share	(0.65)	-	(0.01)	(0.66)
Diluted net loss per share	(0.65)	-	(0.01)	(0.66)

(In thousands, except EPS)	Condensed Consolidated Statements of Operations and Comprehensive Income
For the six months ended June 30, 2021	As Originally Reported	Previously Revised*	Current Revisions*	As Revised
Revenue	$103,398	$-	$(206)	$103,192
Cost of goods sold	89,534	-	(2,066)	87,468
Gross profit	13,864	-	1,860	15,724
Operating expense	28,816	-	2,433	31,249
Loss from operations	(14,952)	-	(573)	(15,525)
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(16,838)	-	(573)	(17,411)
Net income (loss)	(61,348)	-	(573)	(61,921)
NET INCOME (LOSS) ATTRIBUTABLE TO TATTOOED CHEF, INC.	(61,348)	-	(573)	(61,921)
Basic net loss per share	(0.76)	-	(0.00)	(0.76)
Diluted net loss per share	(0.76)	-	(0.00)	(0.76)

*	The adjustment columns above represent the following:

Previously Revised: Immaterial errors were identified and revised in prior periods.

Current Revisions: Immaterial errors were identified and revised in current quarter.

Reclassifications: Certain prior period amounts related to taxes payable were reclassified from Accounts Payable to Other Current Liabilities.

Fair Value of Financial Instruments. Certain assets and liabilities are required to be recorded at fair value on a recurring basis. Fair value is determined based on the exchange price that would be received for an asset or transferred for a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. The carrying amounts of cash, accounts receivables, accounts payable and certain notes payable approximate fair value because of the short maturity and/or variable rates associated with these instruments. Long-term notes payable as of September 30, 2021 and December 31, 2020 approximate its fair value as the interest rates are indexed to market rates. The Company categorizes the inputs to the fair value measurements into three levels based on the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

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

In February 2020, the Company entered into a trading facility for derivative forward contracts. Under this facility, the Company has access to open foreign exchange forward contract instruments to purchase a specific amount of funds in Euros and to settle, on an agreed-upon future date, in a corresponding amount of funds in United States dollars. During the nine months ended September 30, 2021 and 2020, the Company entered into foreign currency exchange forward contracts to purchase 55.36 million Euros and 37.79 million Euros, respectively. The notional amounts of these derivatives are $66.80 million and $42.81 million for the nine months ended September 30, 2021 and 2020, respectively.

These derivatives are not designated as hedging instruments. Gains and losses on the contracts are included in other income net, and substantially offset foreign exchange gains and losses from the short-term effects of foreign currency fluctuations on assets and liabilities, such as purchases, receivables and payables, which are denominated in currencies other than the functional currency of the reporting entity. These derivative instruments generally have maturities of up to nine months.

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

Goodwill. The Company evaluates and tests the recoverability of goodwill for impairment at least annually, or more frequently if circumstances indicate that goodwill may not be recoverable. The Company performs the impairment testing by first assessing qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of its reporting unit (currently only one reporting unit) is less than its carrying amount (“Qualitative Assessment”). In assessing the qualitative factors, the Company considers the impact of certain key factors including macroeconomic conditions, industry and market considerations, management turnover, changes in regulation, litigation matters, changes in enterprise value, and overall financial performance. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than it’s carrying amount, the Company tests for impairment by comparing the estimated fair value of the reporting unit with its carrying amount. The Company estimates the fair value of the reporting unit using a “step one” analysis using a fair-value-based approach based on a discounted cash flow analysis of projected future results to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Any excess of the carrying amount of the reporting unit’s goodwill over its fair value is recognized as an impairment loss, and the carrying value of goodwill is written down. No goodwill impairment was recorded during the three and nine months ended September 30, 2021.

Long-Lived and Intangible Assets. Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives. Intangible assets with indefinite lives are not amortized but instead, are reviewed for impairment. Intangible assets and long-lived assets are reviewed for impairment at the asset group level whenever events or changes in circumstances indicate that the carrying amount of such asset group may not be recoverable. Recoverability of assets within an asset group to be held and used is measured by a comparison of the carrying amount of an asset group to the future undiscounted net cash flows expected to be generated by the asset group. If such asset groups are considered to be impaired, an impairment is recognized to the extent that these assets are stated based upon their fair value. This analysis differs from the Company’s goodwill analysis in that the impairment for these assets is only deemed to have occurred if the sum of the forecasted undiscounted future cash flows of these intangible assets is less than their carrying values. The estimate of long-term undiscounted cash flows includes long-term forecasts of revenue growth, gross margins, and operating expenses, and requires significant judgment and assumptions. An impairment loss may exist when the estimated undiscounted cash flows attributable to the assets are less than the carrying amount of the assets. No impairment was recorded during the three and nine months ended September 30, 2021 and 2020.

Warrants. The Public Warrants are considered freestanding equity-classified instruments due to their detachable and separately exercisable features and meet the indexation criteria in ASC 815-40-15-7C. Accordingly, the Public Warrants are presented as a component of Stockholders’ Equity in accordance with ASC 815-40-25. All of the public warrants have been exercised as of September 30, 2021. See note 17. The agreements with respect to the Company’s Private Placement Warrants include provisions related to determining settlement amounts that preclude the Private Placement Warrants from being accounted for as components of equity. As these warrants meet the definition of a derivative as contemplated in ASC 815-40, the Private Placement Warrants are recorded as derivative liabilities on the condensed consolidated balance sheets and measured at fair value at inception (on the Closing Date) and at each reporting date in accordance with ASC 820, with changes in fair value recognized in the condensed consolidated statements of operations and other comprehensive income (loss) in the period of change.

Revenue Recognition. The Company recognizes revenue in accordance with ASC Topic 606. The Company’s principal business is the manufacturing of plant-based foods including, but not limited to, acai and smoothie bowls, zucchini spirals, riced cauliflower, vegetable bowls and cauliflower crust pizza primarily in the United States and Italy. Revenue recognition is determined by (a) identifying the contract, or contracts, with a customer; (b) identifying the performance obligation in each contract; (c) determining the transaction price;(d) allocating the transaction price to the performance obligation in each contract; and (e) recognizing revenue when, or as, the Company satisfies performance obligations by transferring the promised goods or services. Each unit of product delivered is determined as a separate performance obligation and in the event there is more than one unit of a product ordered, there will be multiple performance obligations satisfied under the same contract. When control of the promised products and services are transferred to the Company’s customers, the Company recognizes revenue in the amount that reflects the consideration the Company expects to receive in exchange for these products and services.

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

Most contracts also include some form of variable consideration, most commonly in the form of discounts and demonstration costs. Variable consideration is treated as a reduction in revenue when product revenue is recognized. Depending on the specific type of variable consideration, the Company uses either the expected value or most likely amount method to determine the variable consideration. The Company reviews and updates its estimates and related accruals of variable consideration each period based on the terms of the agreements, historical experience, and any recent changes in the market.

The Company does not have significant unbilled receivable balances arising from transactions with customers. The Company does not capitalize contract inception costs as contracts are generally one year or less and the Company does not incur significant fulfillment costs requiring capitalization. The Company’s deferred revenue balance is primarily comprised of sales to customers whose contractual shipping terms are FOB destination. Deferred revenue was $0.63 million and $1.71 million as of September 30, 2021 and December 31, 2020, respectively.

The Company recognizes shipping and handling costs related to products transferred to the end customer as fulfillment cost.

The Company enters into certain arrangements with its customers to provide inventory for promotional purposes (“Promotional Items”). Such arrangements are not tied to immediate or future sales of any particular product. Instead, the Company will occasionally offer these Promotional Items in a targeted way to increase product awareness. Since a Promotional Item does not provide a material right, it is not considered a distinct performance obligation. As such, the cost of the Promotional Item is not presented within cost of goods sold and is instead treated as an operating expense.

Cost of Sales. Cost of sales consists of the costs of raw materials utilized in the manufacture process, co-packing or repacking fees, in-bound freight charges, internal transfer costs, cold storage expenses incurred prior to the manufacture of the Company’s finished products, and out-bound freight to transfer the finished goods to the end customers. In addition, the Company includes in costs of sales certain costs such as depreciation, amortization and payroll costs that relate to the direct manufacture by the Company.

Operating Expenses. Operating expenses include selling expenses, cold storage expenses after manufacture, as well as expenses for advertising, sampling costs, costs for merchandise displays, other marketing expenses and design expenses. Operating expenses also include such costs as payroll costs, travel costs, professional service fees (including legal fees), depreciation and other general and administrative costs.

Sales and Marketing Expenses. The Company expenses costs associated with sales and marketing as incurred. Sales and marketing expenses were $5.96 million and $1.59 million for the three months ended September 30, 2021 and 2020, respectively, and $21.16 million and $4.39 million for the nine months ended September 30, 2021 and 2020, respectively. Sales and marketing expenses are included in operating expenses in the condensed consolidated statements of operations and comprehensive income (loss).

Interest Expense. Interest expense includes interest primarily related to the amortization of deferred financing costs, the Company’s notes payable and line of credit.

Deferred Financing Costs. Deferred financing costs include fees associated with the Company’s line of credit agreement. Such fees are amortized on a straight-line basis over the term of the related line of credit agreement as a component of interest expense, which approximates the effective interest rate method, in accordance with the terms of the agreement. Deferred financing costs were $0.08 million at both September 30, 2021 and December 31, 2020 and are recorded as a component of other assets in the accompanying condensed consolidated balance sheets. Amortization expense of deferred financing costs were $0.00 million and $0.01 million during the three months ended September 30, 2021 and 2020, respectively. Amortization expense of deferred financing costs were $0.00 million and $0.03 million during the nine months ended September 30, 2021 and 2020, respectively.

Stock-based Compensation. The Company measures compensation expense for stock options and other stock awards in accordance with ASC 718, Compensation — Stock Compensation. Stock-based compensation is measured at fair value on the grant date and recognized as compensation expense over the requisite service period. The Company accounts for forfeitures when they occur. Generally, the Company issues stock options and other stock awards to employees with service-based and/or performance-based vesting conditions. For awards with only service-based vesting conditions, the Company records compensation cost for these awards using the straight-line method. For awards with performance-based vesting conditions, the Company recognizes compensation cost on a tranche-by-tranche basis (the accelerated attribution method) over the expected service period.

Under the provisions of ASC 718, Compensation—Stock Compensation, the Company measures stock-based awards granted to non-employees based on the fair value of the award on the date on which the related service is completed. Compensation expense is recognized over the period during which services are rendered by non-employees until service is completed.

Income Taxes. As part of the process of preparing its condensed interim consolidated financial statements, the Company is required to estimate its provision for income taxes in each of the tax jurisdictions in which it conducts business, in accordance with the Income Tax Topic 740 of the ASC (“ASC 740”). The Company computes its annual tax rate based on the statutory tax rates and tax planning opportunities available to it in the various jurisdictions in which it earns income. Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. A valuation allowance is provided when it is more likely than not that some portion or all of the net deferred tax assets will not be realized. The factors used to assess the likelihood of realization include the Company’s forecast of the reversal of temporary differences, future taxable income, and available tax planning strategies that could be implemented to realize the net deferred tax assets. Failure to achieve forecasted taxable income in applicable tax jurisdictions could affect the ultimate realization of deferred tax assets and could result in an increase in the Company’s effective tax rate on future earnings.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must first be determined to be more likely to be sustained based solely on its technical merits, and if so, then measured to be the largest benefit that has a greater than 50% likelihood of being sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2021 and December 31, 2020, respectively. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2021 or December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payment, accruals, or material deviation from its tax position. The Company is subject to income tax examinations by major taxing authorities since inception. See Note 15 for more information on the Company’s accounting for income taxes.

Accumulated Other Comprehensive Income (Loss). Accumulated other comprehensive loss is defined as the change in equity resulting from transactions from non-owner sources. Other comprehensive income consisted of gains and losses associated with changes in foreign currency as a result of the translation of the financial results of the Company’s Italian subsidiary.

Use of Estimates. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could materially differ from these estimates.

Concentrations of Credit Risk. The Company grants credit, generally without collateral, to customers primarily in the United States. Consequently, the Company is subject to potential credit risk related to changes in business and economic factors in this geographical area. No external suppliers accounted for more than 10% of the Company’s cost of goods sold during the period ended September 30, 2021 and 2020.

Three customers accounted for 63% and 87% of the Company’s revenue during the three months ended September 30, 2021 and 2020, respectively.

Customer	2021	2020

Customer A	19%	36%
Customer C	33%	30%
Customer B	11%	21%

Three customers accounted for 76% and 87% of the Company’s revenue during the nine months ended September 30, 2021 and 2020, respectively.

Customer	2021	2020

Customer C	34%	36%
Customer A	31%	34%
Customer B	11%	17%

Customers accounting for more than 10% of the Company’s accounts receivable as of September 30, 2021 and December 31, 2020 were:

Customer	September 30, 2021	December 31, 2020
Customer A	19%	24%
Customer B	*	10%
Customer C	28%	53%
Customer D	15%	**

*	Customer B accounted for less than 10% of accounts receivable as of September 30, 2021. However, customer B accounted for 10% as of December 31, 2020 and as such was included in the disclosure above for comparison purposes.
**	Customer D is a new customer in 2021, accounted for 15% as of September 30, 2021 and as such was included in the disclosure above for comparison purposes.

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

Long-lived assets consist of property, plant and equipment, net of depreciation, and are categorized based on geographic location as follows:

Definite Lived Intangible Assets (in thousands)	September 30, 2021	December 31, 2020
Italy	$-	$-
United States - tradenames	179	-
Total	$179	$-

Definite Lived Intangible Assets	Remaining useful life
Description:
Tradenames	1.75

Long Lived Assets (in thousands)	September 30, 2021	December 31, 2020
Italy	$15,744	$9,113
United States	23,925	6,970
Total	$39,669	$16,083

COVID-19 Pandemic. The novel coronavirus (“COVID-19”), which was categorized by the World Health Organization as a pandemic in March 2020, continues to significantly impact the United States and the rest of the world and has altered the Company’s business environment and the overall working conditions.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions and technical corrections to tax depreciation methods for qualified improvement property. It also appropriated funds for the Small Business Administration’s Paycheck Protection Programs that are forgivable in certain situations to promote continued employment, as well as Economic Injury Disaster Loans to provide liquidity to small businesses harmed by COVID-19. The Company has elected not to apply for a Paycheck Protection Program loan. The Company has analyzed the provisions of the CARES Act and determined it did not have a material impact on the Company’s financial condition, results of operations or cash flows for the periods presented.

The extent to which this pandemic could adversely impact the Company’s future business, financial condition and results of operations is dependent upon various factors, many of which are highly uncertain and outside the control of the Company.

Earnings per share. Basic earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period. The weighted-average number of common shares outstanding during the period includes common stock but is exclusive of certain unvested stock awards that have no economic or participating rights. Diluted earnings per share is computed by dividing the net income by the weighted-average number of common shares and common share equivalents outstanding for the period. Common stock equivalents are only included when their effect is dilutive. The Company’s potentially dilutive securities which include outstanding stock options and restricted stock awards under the Company’s equity incentive plan and warrants have been considered in the computation of diluted earnings per share.

Emerging Growth Company (“EGC”). Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”) exempts EGCs from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act of 1933, as amended, registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an EGC, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of its financial statements with another public company, which is neither an EGC nor an EGC which has opted out of using the extended transition period, difficult or impossible because of the potential differences in accounting standards used. As of December 31, 2021, the Company will lose EGC status and be required to adopt standards on the public company timeframe.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

In December 2019, the FASB issued Accounting Standards Update (“ASU”) No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), as part of its overall simplification initiative to reduce costs and complexity of applying accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements. Amendments include removal of certain exceptions to the general principles of Topic 740, Income Taxes, and simplification in several other areas. ASU 2019-12 is effective for annual reporting periods beginning after December 15, 2020, and interim periods therein. The Company adopted the new standard on January 1, 2021, the first day of the reporting year. One of the amendments eliminates a limitation on the amount of income tax benefit that can be recognized in an interim period when a year-to-date loss exceeds the anticipated loss for the year. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements for the nine months ended September 30, 2021.

In March 2020, the FASB issued ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which provides guidance for contract modifications and certain hedging relationships associated with the transition from reference rates that are expected to be discontinued. Interest on borrowings under the Company’s revolving credit facility is calculated based upon LIBOR. ASU 2020-04 was issued on March 12, 2020 and may be applied prospectively through December 31, 2022. This guidance has had no material effect on the Company’s condensed consolidated financial statements for the nine months ended September 30, 2021.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02” or “Topic 842”). The purpose of ASU 2016-02 is to provide financial statement users a better understanding of the amount, timing, and uncertainty of cash flows arising from leases. The adoption of ASU 2016-02 will result in the recognition of a right-of-use asset and a lease liability for all leases. New disclosure requirements include qualitative and quantitative information about the amounts recorded in the financial statements. The original guidance required application on a modified retrospective basis with adjustments to the earliest comparative period presented. In August 2018, the FASB issued ASU No. 2018-11, “Targeted Improvements to ASC 842,” which included an option to not restate comparative periods in transition and elect to use the effective date of ASU No. 2016-02 as the date of initial application, which the Company will elect. As the Company will lose EGC status by the end of December 31, 2021, the Company will be required to apply the provisions of ASU 2016-02 beginning with the annual reporting period ended December 31, 2021. The Company is currently evaluating the impact of the adoption of this update on its consolidated financial statements. Based on the Company’s preliminary assessment, the adoption of this standard will record a right of use asset and lease liability equal to the present value of these leases, which will have a material impact on the condensed consolidated balance sheet. However, upon the adoption of ASU 2016-02, no material changes are expected to the condensed consolidated statement of operations and the condensed consolidated statement of cash flows.

3.	Redeemable noncontrolling interest

On April 15, 2019, UMB contributed $6.00 million to acquire 6,000 units for a 12.5% ownership interest in Ittella International. The Company incurred issuance costs of $0.13 million resulting in net consideration received of $5.87 million.

Per the terms of Ittella International’s operating agreement, UMB was provided with a put right which could have caused Ittella International to purchase all, but not less than all of UMB units upon notice (“Put Notice”). UMB could have provided the Put Notice to Ittella International at any time for any reason after April 15, 2024. If Ittella International did not accept the price proposed in the Put Notice, the consideration to be paid by Ittella International to UMB for the units that were the subject of the Put Notice will be the fair market value of the units as established by a third party appraisal, subject to a floor for the fair value at 85%. If the fair value was less than 85% of the consideration proposed by UMB in their Put Notice, UMB may have chosen to abandon the transfer. The put right constituted a redemption feature and therefore UMB’s noncontrolling interest (the “Redeemable Noncontrolling Interest”) was classified as temporary equity (mezzanine) in the accompanying condensed consolidated financial statements.

The Redeemable Noncontrolling Interest was initially measured at fair value, which has been determined by the Company to equal the consideration received from UMB, net of transaction costs.

The Redeemable Noncontrolling Interest was not redeemable until April 2024; however, it was probable of becoming redeemable with the passage of time. Therefore, the subsequent measurement of the Redeemable Noncontrolling Interest at each reporting date was determined as the higher of (1) the initial carrying amount, increased or decreased for the Redeemable Noncontrolling Interest’s share of net income and other comprehensive income, or (2) the redemption value, which was determined to be fair value per the terms of Ittella International’s operating agreement above. In determining the measurement method of redemption value, the Company elected to accrete changes in the redemption value over the period from the date of issuance to the earliest redemption date (i.e. April 2024) of the instrument using the effective interest method. Changes in the redemption value are considered to be changes in accounting estimates. Redemption value was determined using a combination of the market approach and income approach. Under the market approach, the Company estimated fair value based on market multiples of EBITDA of comparable companies. Under the income approach, the Company measured fair value based on a projected cash flow method using a discount rate determined by its management to be commensurate with the risk inherent in its then-current business model.

There was no Redeemable Noncontrolling Interest for the three and nine months ended September 30, 2021. Changes in the carrying value of the Redeemable Noncontrolling Interest were as follows for the three months ended September 30, 2020:

Amount
Redeemable Noncontrolling Interest as of July 1, 2020	$43,815
Net loss attributable to redeemable noncontrolling interest	(440)
Accretion to redeemable noncontrolling interest	442
Redeemable Noncontrolling Interest as of September 30, 2020	$43,817

Changes in the carrying value of the Redeemable Noncontrolling Interest were as follows for the nine months ended September 30, 2020:

Amount
Redeemable Noncontrolling Interest as of January 1, 2020	$6,900
Net income attributable to redeemable noncontrolling interest	198
Accretion to redeemable noncontrolling interest	36,719
Redeemable Noncontrolling Interest as of September 30, 2020	$43,817

All Redeemable Noncontrolling Interest classified as mezzanine equity were reclassified to permanent equity in connection with the contribution of UMB’s 12.5% equity interests in Ittella International to Myjojo (Delaware) in exchange for Myjojo (Delaware)’s common stock and were subsequently exchanged for Forum Class A common stock upon consummation of the Transaction (see Note 1).

4.	REVENUE RECOGNITION

Nature of Revenues

Substantially all of the Company’s revenue from contracts with customers consist of the sale of plant-based foods including, but not limited to, acai and smoothie bowls, zucchini spirals, riced cauliflower, vegetable bowls and cauliflower crust pizza in the United States and is recognized at a point in time in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods. Each unit of food product sold to the customer is the performance obligation. Revenue from the sale of frozen food products is recognized upon the transfer of control to the customer. Control generally transfers to the customer when the product is shipped or delivered to the customer based upon applicable shipping terms.

The Company disaggregates revenue based on the type of products sold to its customers – private label, Tattooed Chef and other. The other revenue stream constitutes sale of similar food products directly to customers through third-party vendors and the Company acts as a principal in these transactions. All sales are recorded within revenue on the accompanying condensed consolidated statements of operations and comprehensive income (loss). The Company does not have any contract assets or contract liabilities as of September 30, 2021 and 2020.

Revenue streams for the three months ended September 30, 2021 and 2020 were as follows:

	2021		2020
Revenue Streams (in thousands)	Revenue	% Total	Revenue	% Total

Tattooed Chef	$35,289	60%	$22,629	55%
Private Label	23,118	39%	18,106	44%
Other revenues	373	1%	229	1%
Total	$58,780		$40,964

Revenue streams for the nine months ended September 30, 2021 and 2020 were as follows:

	2021		2020
Revenue Streams (in thousands)	Revenue	% Total	Revenue	% Total

Tattooed Chef	$104,245	64%	$60,643	55%
Private Label	56,698	35%	47,495	44%
Other revenues	1,029	1%	765	1%
Total	$161,972		$108,903

Significant Judgments

Generally, the Company’s contracts with customers comprise a written quote and customer purchase order or statement of work and are governed by the Company’s trade terms and conditions. In certain instances, it may be further supplemented by separate pricing agreements. All products are sold on a standalone basis; therefore, when more than one product is included in a purchase order, the Company has observable evidence of the stand-alone selling price. Contracts do not contain a significant financing component as payment terms on invoiced amounts are typically between 7 to 45 days, based on the Company’s credit assessment of individual customers, as well as industry expectations. Product returns are not significant. The contracts with customers do not include any additional performance obligations related to warranties and material rights.

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

The Company evaluates the creditworthiness of its customers regularly and estimates the collectability of current and non-current accounts receivable based on historical bad debt experience, current market conditions, and reasonable and supportable forecasts of future economic conditions. In times of economic turmoil, including during the ongoing COVID-19 pandemic, the Company’s estimates and judgments with respect to the collectability of its receivables are subject to greater uncertainty than in more stable periods. The Company writes off accounts receivable whenever they become uncollectible, and any payments subsequently received on such receivables are recorded as bad debt recoveries in the period the payment is received. Credit losses from continuing operations have consistently been within management’s expectations. The allowance for doubtful accounts was $0.42 million and $0 million as of September 30, 2021 and December 31, 2020, respectively.

6.	INVENTORY

Inventory consists of the following as of (in thousands):

	September 30, 2021	December 31, 2020

Raw materials	$16,327	$16,534
Work-in-process	3,993	5,040
Finished goods	21,001	13,424
Packaging	3,950	3,004
Total	$45,271	$38,002

7.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

The following table provides additional information related to the Company’s prepaid expenses and other current assets as of (in thousands):

	September 30, 2021	December 31, 2020

Prepaid advertising expenses	$4,406	$-
Prepaid expenses, other	2,510	1,897
Tax credits	1,275	1,884
Warrants receivable (see Note 17)	-	13,542
Other current assets	65	917
Total	$8,256	$18,240

8.	PROPERTY, PLANT, AND EQUIPMENT, NET

Property, plant and equipment consists of the following as of (in thousands):

	September 30, 2021	December 31, 2020
Building	$6,886	$2,574
Leasehold improvements	3,915	2,106
Machinery and equipment	27,122	12,526
Computer equipment	536	187
Furniture and fixtures	161	109
Land	1,602	-
Construction in progress	5,478	1,533
	45,700	19,035
Less: accumulated depreciation	(6,031)	(2,952)
Property, plant, and equipment, net	$39,669	$16,083

Approximately $4.0 million out of the $5.5 million construction in progress is the manufacturing equipment for the newly acquired entity, NMFD (see note 10). The Company expects to have the equipment installed and used for production by the end of March 2022.

The Company recorded depreciation expense for the three months ended September 30, 2021 and 2020 of $1.04 million and $0.22 million, respectively. The Company recorded depreciation expense for the nine months ended September 30, 2021 and 2020 of $2.47 million and $0.69 million, respectively.

9.	Intangible ASSETS, NET

Intangible assets consist of the following as of (in thousands):

	September 30, 2021	December 31, 2020
Tradenames	$220	$-
Less: accumulated amortization	(41)	-
Net	$179	$-

The estimated useful lives of the identifiable definite-lived intangible assets acquired in the NMFD Transaction were determined to be two years.

The Company recorded amortization expense of $0.03 million and $0 million, respectively, for the three months ended September 30, 2021 and 2020. The Company recorded amortization expense of $0.04 million and $0 million, respectively, for the nine months ended September 30, 2021 and 2020.

Estimated future amortization expense for the definite-lived intangible assets is as follows (in thousands):

Three months ended December 31, 2021	$28
2022	110
2023	41
Total	$179

10.	business combination and asset purchaseS

New Mexico Food Distributors, Inc. (NMFD) and Karsten Acquisition

On May 14, 2021, the Company acquired all outstanding stock of NMFD, a distributor and manufacturer of frozen and ready-to-eat New Mexico food products for a total purchase price amounting to $28.91 million. In addition, the Company acquired all of the membership interests of Karsten for a total purchase price of $5.18 million. The NMFD Transaction met the definition of an acquisition of a business in accordance with ASC 805, Business Combinations, and is accounted for under the acquisition method of accounting.

Though the purchase agreements for each of NMFD and Karsten were executed as legally separate transactions, each were entered into contemporaneously and in contemplation of the other. As such, the transactions noted above were accounted for on a combined basis and were viewed to represent a single integrated event.

Under the acquisition method of accounting, the assets acquired and liabilities assumed by the Company in connection with the NMFD Transaction were initially recorded at their respective fair values. The Company made an election under Section 338(h)(10) to treat the NMFD Transaction as an asset acquisition for income tax purposes, which allows for any goodwill recognized to be tax deductible and amortized over a 15-year statutory life. The Company considered the potential impact to the depreciation and amortization expense as a result of the fair values assigned to the acquired assets. The excess of the purchase price over the fair value of assets acquired and liabilities assumed of approximately $19.35 million was recorded as goodwill.

Transaction costs of $0.47 million were incurred in relation to the acquisition of which $0.07 million pertained to reimbursement of costs incurred by the sellers and included as part of the purchase consideration. The remaining $0.40 million was recorded to operating expense within the consolidated condensed statement of operations for the nine months ended September 30, 2021. The Company did not record any operating expense related to the transaction costs for the three months ended September 30, 2021.

The following table summarizes the provisional fair value of assets acquired and liabilities assumed in the NMFD Transaction as of the date of acquisition:

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net Revenue - pro forma combined	$58,780	$49,139	$174,813	$129,505
Net (Loss) Income - pro forma combined	(8,174)	(3,349)	(70,197)	2,286
Weighted Average Shares:
Basic	81,957,170	28,324,038	81,404,348	28,324,038
Diluted	82,011,216	28,324,038	81,548,673	28,324,038
Net Income (Loss) per Share:
Basic	$(0.10)	$(0.12)	$(0.86)	$0.08
Diluted	$(0.10)	$(0.12)	$(0.86)	$0.08

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

The Company enters into foreign currency exchange forward contracts to reduce the short-term effects of foreign currency fluctuations on assets and liabilities such as foreign currency inventory purchases, receivables and payables. The Company’s primary objective in holding derivatives is to reduce the volatility of earnings and cash flows associated with changes in foreign currency exchange rates. The Company’s derivatives expose the Company to credit risk to the extent that the counterparties may be unable to meet the terms of the arrangement. The Company does, however, seek to mitigate such risks by limiting its counterparties to major financial institutions, and management does not expect material losses as a result of defaults by counterparties.

The fair values of the Company’s derivative instruments classified as Level 2 financial instruments and the line items within the accompanying condensed consolidated balance sheets to which they were recorded are summarized as of September 30, 2021 and December 31, 2020, follows (in thousands):

	Balance Sheet Line Item	September 30, 2021	December 31, 2020
Derivatives not designated as hedging instruments:
Foreign currency derivatives	Prepaid expenses and other current assets	$-	$866
Foreign currency derivatives	Forward contract derivative liability	1,788	-
Total		$1,788	$866

The effect on the accompanying condensed consolidated statements of operations and comprehensive income (loss) of derivative instruments not designated as hedges is summarized as follows (in thousands):

	Line Item in Statements of Operations	Three months ended September 30, 2021	Nine months ended September 30, 2021
Derivatives not designated as hedging instruments:
Foreign currency derivatives	Other income (expense)	$(853)	$(2,654)
Total		$(853)	$(2,654)

	Line Item in Statements of Operations	Three months ended September 30, 2020	Nine months ended September 30, 2020
Derivatives not designated as hedging instruments:
Foreign currency derivatives	Other income (expense)	$825	$1,113
Total		$825	$1,113

Unrealized and realized (losses) gains on forward currency derivatives for the three months ended September 30, 2021 and 2020 were $(0.85) million and $0.83 million, respectively. Unrealized and realized (losses) gains on forward currency derivatives for the nine months ended September 30, 2021 and 2020 were $(2.66) million and $1.11 million, respectively. The Company has notional amounts of $55.19 million and $45.60 million on outstanding derivatives as of September 30, 2021 and December 31, 2020, respectively.

12.	FAIR VALUE MEASUREMENTS

Contingent Consideration Liabilities – Holdback Shares

As part of the Transaction (Note 1), an additional 5,000,000 shares of Forum’s common stock (the “Holdback Shares”) were placed into escrow, to be released to certain Myjojo (Delaware) stockholders upon satisfaction, within the first three years after the Closing Date, of the following conditions: (i) if the trading price of the Company’s common stock equaled or exceeded $12.00 on any 20 trading days in any 30-day trading period (the “$12.00 Share Price Trigger”), then 2,500,000 additional Holdback Shares were to be released to certain Myjojo (Delaware) stockholders or (ii) if the trading price of the Company’s common stock equaled or exceeded $14.00 on any 20 trading days in any 30-day trading period (each of such $14.00 trigger and the $12.00 Share Price Trigger, a “Share Price Trigger”), then 2,500,000 Holdback Shares were to be released to certain Myjojo (Delaware) stockholders. If a change in control occurred within the first three years after the Closing, all Holdback Shares not previously released were to be released to certain Myjojo (Delaware) stockholders. If the conditions to release of the Holdback Shares were not satisfied within the first three years following the Closing Date, the Holdback Shares would be forfeited. On November 16, 2020, both Share Price Trigger events for the issuance of the Holdback Shares occurred and, accordingly, the Company released from escrow and delivered the 5,000,000 Holdback Shares to the Myjojo (Delaware) stockholders (other than Pizzo Food Srls (“Pizzo”) and Myjojo (Delaware)’s Chief Operating Officer).

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

Sponsor Earnout Shares Subject to Transfer Restrictions

In accordance with the Sponsor Earnout Letter entered into by and among Forum Investor II, LLC (the “Sponsor”), Forum and the Holder Representative, the Sponsor agreed that at the Closing Date, the Sponsor placed 2,500,000 Founder Shares (as that term is defined in the Sponsor Earnout Letter) held by it (the “Sponsor Earnout Shares”) into escrow. The vesting, release and forfeiture terms of the Sponsor Earnout Shares were the same as the vesting, release and forfeiture terms applicable to the Holdback Shares, with 50% of the Sponsor Earnout Shares vesting at each Share Price Trigger, and all Sponsor Earnout Shares released if a change of control occurred, in each case, within the first three years after the Closing. If the conditions to the release of any Sponsor Earnout Shares were not satisfied on or prior to the date that it is finally determined that the Myjojo (Delaware) stockholders are not entitled to or eligible to receive any further Holdback Releases (as that term is defined in the Sponsor Earnout Letter) pursuant to the Merger Agreement, the Sponsor Earnout Shares were to be forfeited by the Sponsor after such date, and returned to the Company for immediate cancellation. In November 2020, both Share Price Trigger events for the issuance of the Holdback Shares occurred and, accordingly, the Company released from escrow and returned the 2,500,000 Sponsor Earnout Shares to the Sponsor.

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

Subsequent Measurement

At each reporting period or upon exercise of the Private Placement Warrants, the Company remeasures the Private Placement Warrants at their fair values with the change in fair value reported to current operations within the statements of operations and other comprehensive income (loss). During the nine months ended September 30, 2021, Private Placement Warrants totaling 278,542 were settled, resulting in an aggregate loss on settlements of $0.17 million.

For the three months and the nine months ended September 30, 2021, the change in the fair value of the warrant liabilities charged to current operations resulted in a gain of $0.21 million and $0.16 million, respectively.

Fair Value Measurement

The fair value of the Private Placement Warrants was determined to be $10.41 per warrant as of September 30, 2021, using Monte Carlo simulations and certain Level 3 inputs. Inherent in a Monte Carlo simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock warrants based on implied volatility from its traded warrants and historical volatility of select peers’ common stock with a similar expected term of the Private Placement Warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield on the grant date with a maturity similar to the expected remaining term of the warrants. The expected term of the Private Placement Warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company estimated to remain at zero.

The following table provides quantitative information regarding the inputs to the fair value measurement of the Private Placement Warrants as of each measurement date:

Input	October 15, 2020 (Initial Measurement)	December 31, 2020	September 30, 2021
Risk-free interest rate	0.32%	0.34%	0.79%
Expected term (years)	5	4.79	4.04
Expected volatility	35.00%	35.00%	55.00%
Exercise price	$11.50	$11.50	$11.50
Fair value of warrants	$13.85	$12.72	$10.41

On October 15, 2020, the fair value of the Private Placement Warrants was determined to be $13.85 per warrant, or an aggregate value of $9.07 million for 655,000 outstanding warrants.

On December 31, 2020, the fair value of the Private Placement Warrants was determined to be $12.72 per warrant, or an aggregate value of $5.18 million for 407,577 outstanding warrants.

On September 30, 2021, the fair value of the Private Placement Warrants was determined to be $10.41 per warrant, or an aggregate value of $1.34 million for 129,035 outstanding warrants.

The following table presents the changes in the fair value of warrant liabilities:

Private Placement
Fair value at initial measurement on October 15, 2020	$9,072
Exercise of Private Placement Warrants	(2,696)
Change in fair value (1)	(1,192)
Fair value as of December 31, 2020	$5,184
Exercise of Private Placement Warrants	(3,674)
Change in fair value (1)	(167)
Fair value as of September 30, 2021	$1,343

(1)	Changes in fair value are recognized in change in fair value of warrant liabilities in the consolidated statements of operations and comprehensive income (loss).

13.	LEASES

Finance lease

In connection with the NMFD Transaction, the Company assumed a lease obligation (the “Karsten Lease”) in the amount of $2.92 million dollars for a facility located in New Mexico. The Karsten Lease provides the Company the option to purchase the leased facility for $0 million following the payoff of the lease liability. The leased facility was accounted as a capital lease in connection with the NMFD Transaction (see Note 1).

Future minimum principal payments due on the Karsten Lease for periods subsequent to September 30, 2021 are as follows (in thousands):

Three months ended December 31, 2021	$37
2022	2,826
Total	$2,863

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

The future minimum lease commitments as of September 30, 2021 under operating leases having an initial or remaining non-cancelable term of one year or more are as follows (in thousands):

Three months ended December 31, 2021	$338
2022	1,284
2023	1,059
2024	719
2025	671
Thereafter	4,748
Total	$8,819

The Company’s rent expense amounted to $0.65 million and $0.53 million for the three months ended September 30, 2021 and 2020, respectively. Rent expense amounted to $2.01 and $1.48 million for the nine months ended September 30, 2021 and 2020, respectively.

14.	ACCRUED EXPENSES

The following table provides additional information related to the Company’s accrued expenses as of (in thousands):

	September 30, 2021	December 31, 2020
Accrued customer incentives	$1,345	$1,524
Accrued payroll	1,601	1,245
Accrued commission	1,450	108
Other accrued expenses	484	84
Total	$4,880	$2,961

15.	INCOME TAXES

The following table presents the provision for income taxes and the effective tax rate for the three months ended September 30, 2021 and September 30, 2020 in thousands:

	September 30, 2021	September 30, 2020
Income tax benefit (expense)	$255	$(492)
Effective tax rate	(3.0)%	17.9%

The following table presents the provision for income taxes and the effective tax rate for the nine months ended September 30, 2021 and September 30, 2020 in thousands:

	September 30, 2021	September 30, 2020
Income tax benefit (expense)	$(44,255)	$(1,776)
Effective tax rate	(171.3)%	(33.9)%

As of each reporting period, management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year periods ended June 30 and September 30, 2021. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth.

Based on this evaluation, a full valuation allowance was recorded on the net deferred tax asset of $47.22 million as of June 30, 2021. Management has determined that there is sufficient negative evidence to conclude that it is more likely than not that the net deferred tax asset will not be realizable. The Company therefore continues to maintain a full valuation allowance for the period ended September 30, 2021.

The income tax (benefit) expense for the three and nine months ended September 30, 2021 was primarily attributable to foreign income tax expenses on the Company’s foreign income in Italy and the expense recorded in the second quarter relating to a full valuation allowance on the net deferred tax asset.

The Company also believes that quarterly effective tax rates will vary from the fiscal 2021 effective tax rate as a result of recording a full valuation allowance, recognizing the income tax effects of items that the Company cannot anticipate such as the changes in tax laws, tax amounts associated with foreign earnings at rates different from the United States federal statutory rate, the tax impact of stock-based compensation. The Company’s foreign earnings on Italian operations are subject to foreign taxes applicable to its income derived in Italy.

As of September 30, 2021, the Company had no open tax examinations by any taxing jurisdiction in which it operates. The taxing authorities of the most significant jurisdictions are the United States Internal Revenue Service and the California Franchise Tax Board and the Agenzia delle Entrate. The statute of limitations for which the Company’s tax returns are subject to examination are as follows: Federal 2017-2020, California 2016-2020, and Italy 2016-2020.

16.	INDEBTEDNESS

Debt consisted of the following as of (in thousands):

	September 30, 2021	December 31, 2020

Notes payable	$3,027	$2,101
Notes payable to related parties (Note 19)	7	66
Revolving credit facilities	3,317	22
Total debt	6,351	2,189
Less: current portion	(3,724)	(199)

Total long-term portion – net	$2,627	$1,990

Revolving credit facility

The Company is party to a revolving line of credit agreement, which has been amended from time to time, pursuant to which a credit facility has been extended to the Company until January 25, 2022 (the “Credit Facility”). The Credit Facility provides the Company with up to $25.00 million in revolving credit. Under the Credit Facility, the Company may borrow up to (a) 90% of the net amount of eligible accounts receivable; plus, (b) the lower of: (i) sum of: (1) 50% of the net amount of eligible inventory; plus (2) 45% of the net amount of eligible in-transit inventory; (ii) $10.00 million; or (iii) 50% of the aggregate amount of revolving loans outstanding, minus (c) the sum of all reserves. Under the Credit Facility: (i) the Company’s fixed charge coverage ratio may not be less than 1.10:1.00, and (ii) the Company may make dividends or distributions in shares of stock of the same class and also distributions for the payment of taxes. As of December 31, 2020, the Company was in compliance with all terms and conditions of its Credit Facility. As of September 30, 2021, the Company was not in compliance with the fixed charge coverage ratio term of the credit facility. This noncompliance has no impact on the Company’s borrowing capacity and financial condition.

The revolving line of credit bears interest at the sum of (i) the greater of (a) the daily Prime Rate, or (b) LIBOR plus 2%; and (ii) 1%.

The revolving line of credit has an arrangement associated with it wherein all collections from collateralized receivables are deposited into a collection account and applied to the outstanding balance of the line of credit on a daily basis. The funds in the collection account are earmarked for payment towards the outstanding line of credit and given the Company’s obligation to pay off the outstanding balance on a daily basis, the balance is classified as a current liability on the Company’s condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020. The balance on the credit facility was $2.62 million and $0.02 million as of September 30, 2021 and December 31, 2020, respectively.

The Credit Facility included a capital expenditure loan (“Capex Loan”) in the amount of up to $1.89 million that functions to reimburse the Company for certain qualified expenses related to the Company’s purchase of capital equipment. All borrowings against this loan are payable on a straight-line basis over 5 years and accrue interest at the greater of (a) the daily Prime Rate or (b) the daily LIBOR Rate plus 4%. The loan was paid off in full with the proceeds from the Transaction. The balance on the Capex Loan was $0 million as of both September 30, 2021 and December 31, 2020.

In March 2021, Ittella Italy entered into a line of credit with a financial institution in the amount of 0.60 million Euros. The balance on the credit facility was $0.69 million (0.60 million Euro) as of September 30, 2021.

Notes payable

In May 2021, Ittella Italy entered into a promissory note with a financial institution in the amount of 1.00 million Euros. The note accrues interest at 1.014% and has a maturity date of May 28, 2025, when the full principal and interest are due. The balance on the promissory note was 0.94 million Euro ($1.09 million USD) and 0 million Euro ($0 million USD) as of September 30, 2021 and December 31, 2020, respectively.

On January 6, 2020, Ittella Properties, LLC, a variable interest entity (“VIE”) (see Note 21), refinanced all of its existing debt with a financial institution in the amount of $2.10 million (the “Note”). The Note accrues interest at 3.60% and has a maturity date of January 31, 2035. Financial covenants of the Note include a minimum fixed charge coverage ratio of 1.20 to 1.00. As of September 30, 2021, the Company was in compliance with all terms and conditions of the Note. The outstanding balance on the Note was $1.94 million and $2.02 million as of September 30, 2021 and December 31, 2020, respectively.

Future minimum principal payments due on the notes payable, including notes payable to related parties, for periods subsequent to September 30, 2021 are as follows (in thousands):

Three months ended December 31, 2021	$3,425
2022	401
2023	408
2024	415
2025	275
2026	132
Thereafter	1,295
Total	$6,351

17.	STOCKHOLDERS’ EQUITY

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

Further, the Company issued awards to certain officers and all of its directors pursuant to the Tattooed Chef, Inc. 2020 Incentive Award Plan (“Director Awards”) on December 17, 2020 (see Note 18). Salvatore Galletti received 4,935 shares of common stock of the Company as part of the Director Awards. Such shares together with the shares that Salvatore Galletti received as a result of the Transaction and the release of the Holdback Shares from escrow, resulted in Salvatore Galletti having approximately 38.33% (including the shares of Company common stock held by Project Lily LLC, which is controlled by Mr. Galletti) of the voting power of the capital stock of the Company as of September 30, 2021.

On June 1, 2021, the Company issued 825,000 shares of common stock of the Company to the principals of Harrison & Co (“Harrison”) as consideration for advisory services provided by Harrison to facilitate the successful completion of the Transaction (see Note 1). The total consideration to Harrison included a $4.00 million success fee that was paid in cash upon closing of the Transaction and the right to 825,000 shares of common stock of the Company to be issued between May 1, 2021 and June 30, 2021. The shares were considered share-based compensation to non-employees and were classified as equity instruments as of October 15, 2020 (and therefore, not subject to remeasurement). The fair value of the share-based consideration on the date of the Transaction amounted to $20.73 million. The share-based consideration was fully vested upon consummation of the Transaction and there were no future service conditions. The fair value of the shares is also included as Transaction costs and recognized within additional paid-in capital as a reduction to the total amount of equity raised on the Closing Date.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Common Stock

The Company is authorized to issue 1,000,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. As of September 30, 2021, there were 81,982,392 shares issued and outstanding.

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

As discussed in Note 3, all noncontrolling interest were converted into Myjojo (Delaware)’s common shares, which were subsequently exchanged for the Company’s common shares in the Transaction.

The following schedule discloses the components of the Company’s changes in other comprehensive income attributable to noncontrolling interest for the three months ended September 30, 2020 (in thousands):

2020
Net income attributable to noncontrolling interest in Ittella Italy	$282
Net loss attributable to noncontrolling interest in Ittella International	(440)
Increase in noncontrolling interest due to foreign currency translation	57

Change in net comprehensive income attributable to noncontrolling interest for the three months ended September 30	$(101)

The following schedule discloses the components of the Company’s changes in other comprehensive income attributable to noncontrolling interest for the nine months ended September 30, 2020 (in thousands):

2020
Net income attributable to noncontrolling interest in Ittella Italy	$950
Net income attributable to noncontrolling interest in Ittella International	198
Increase in noncontrolling interest due to foreign currency translation	91

Change in net comprehensive income attributable to noncontrolling interest for the nine months ended September 30	$1,239

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

Each Public Warrant and Private Placement Warrant (together, the “Warrants”) entitled the holder to purchase one share of common stock at an exercise price of $11.50.

The Public Warrants contained a redemption feature that provided the Company the option to call the Public Warrants for redemption 30 days after notice to the holder when any of conditions described in the following paragraph were met, and to require that any Public Warrant holder who desired to exercise his, her or its Public Warrant prior to the redemption date do so on a “cashless basis,” by converting each Public Warrant for an equivalent number of shares of common stock, determined by dividing (i) the product of the number of shares of common stock underlying the Warrants, multiplied by the difference between the exercise price and the “Fair Market Value”, and (ii) the Fair Market Value (defined as the average last sale price of the common stock for the ten trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of the Public Warrants).

The Public Warrants became exercisable upon the occurrence of certain events (“trigger events”), which included the completion of the Transaction. Once the Public Warrants became exercisable, the Company could redeem the Public Warrants in whole, at a price of $0.01 per warrant within 30 days after a written notice of redemption, and if, and only if, the reported last sale price of the Company’s common stock equaled or exceeded $18.00 per share for any 20 trading days within a 30-trading day period ending three business days before the Company sent the notice of redemption to the holder.

The Private Placement Warrants are identical to the Public Warrants, except that so long as they are held by the Sponsor, an underwriter of Forum’s IPO, or any of their permitted transferees, the Private Placement Warrants: (i) may be exercised for cash or on a cashless basis; (ii) may not be transferred, assigned, or sold 30 days after the completion of a defined business combination except to a permitted transferee who enters into a written agreement with the Company agreeing to be bound by the transfer restrictions, and (iii) are not redeemable by the Company.

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

As discussed in Note 1, Forum completed a business combination, which is one of the trigger events for exercisability of the Warrants.

Warrant activity is as follows:

	Public Warrants	Private Placement Warrants
Issued and outstanding as of October 15, 2020	20,000,000	655,000
Exercised	(5,540,316)	(247,423)
Redeemed	-	-
Issued and outstanding as of December 31, 2020	14,459,684	407,577
Exercised	(14,602,942)	(278,542)
Redeemed	143,258	-
Issued and outstanding as of September 30, 2021	-	129,035

The Public Warrants were considered freestanding equity-classified instruments due to their detachable and separately exercisable features. Accordingly, the Public Warrants were presented as a component of Stockholders’ Equity in accordance with ASC 815-40-25.

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

Options maybe granted at a price per share not less than 100% of the fair market value at the date of grant. Options granted generally vest over a period of three years, subject to the grantee’s continued service with the Company through the scheduled vested date and expire no later than 10 years from the grant date.

Stock Options

Stock options under the Plan are generally granted with a strike price equal to 100% of the fair market value of the stock on the date of grant, with a three-year vesting period and a grant life of 10 years. The strike price may be higher than the fair value of the stock on the date of the grant but cannot be lower.

The table below summarizes the stock option activity in the Plan for the three months ended September 30, 2021:

	Number of Awards Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Intrinsic Value (in thousands)
Balance at June 30, 2021	1,040,300	$22.88	9.57	$-
Granted	555,000	18.31
Cancelled and forfeited	(1,500)	24.69
Exercised	-	-
Balance at September 30, 2021	1,593,800	$21.30	9.51	$-
Exercisable at September 30, 2021	-	$-	-	$-

The table below summarizes the stock option activity in the plan for the nine months ended September 30, 2021:

	Number of Awards Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Intrinsic Value (in thousands)
Balance at December 31, 2020	773,300	$24.64	9.98	$-
Granted	825,000	18.15
Cancelled and forfeited	(4,500)	24.69
Exercised	-	-
Balance at September 30, 2021	1,593,800	$21.30	9.51	$-
Exercisable at September 30, 2021	-	$-	-	$-

There were no options exercised during the three and nine months ended September 30, 2021.

Stock-based compensation expense is recorded on a straight-line basis over the vesting period, which is the requisite service period, beginning on the grant date. The compensation expense is based on the fair value of each option grant using the Black-Scholes option pricing model. As of September 30, 2021 and December 31, 2020, the Company had stock-based compensation expense of $8.47 million and $5.65 million, respectively, related to unvested stock options not yet recognized that are expected to be recognized over an estimated weighted average period of approximately three years.

The fair value of each option grant was estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions for the three and nine months ended September 30, 2021:

	Three months ended September 30, 2021	Nine months ended September 30, 2021
Dividend yield	0.00%	0.00%
Expected volatility	34.01%	33.99%
Risk-free interest rate	1.04%	1.11%
Expected term (in years)	6	6

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

The fair value of granted stock options was $3.50 million and $5.17 million for the three and nine months ended September 30, 2021, respectively.

Any option granted under the Plan may include tandem Stock Appreciation Rights (“SARs”). SARs may also be awarded to eligible persons independent of any option. The strike price per common share for each SAR shall not be less than 100% of the fair value of the shares determined as of the date of grant.

Restricted Stock and Restricted Stock Units

Restricted Stock Units (“RSUs”) are convertible into shares of Company common stock upon vesting on a one-to-one basis. Restricted stock has the same rights as other issued and outstanding shares of Company common stock except they are not entitled to dividends until the awards vest. Restrictions also limit the sale or transfer of the RSUs or restricted stock during the vesting period. Any unvested portion of the restricted stock and RSUs shall be terminated and forfeited upon termination of employment or service of the grantee.

Director restricted stock activity under the Plan for the three months ended September 30, 2021 is as follows:

	Employee Director Awards		Non-Employee Director Awards
	Number of Shares	Weighted- Average Fair Value	Number of Shares	Weighted- Average Fair Value
Balance at June 30, 2021	-	$-	-	$-
Granted	-	-	4,918	22.08
Vested	-	-	(4,918)	22.08
Forfeited	-	-	-	-
Non-vested restricted stock at September 30, 2021	-	$-	-	$-

Director restricted stock activity under the Plan for the nine months ended September 30, 2021 is as follows:

	Employee Director Awards		Non-Employee Director Awards
	Number of Shares	Weighted- Average Fair Value	Number of Shares	Weighted- Average Fair Value
Balance at December 31, 2020	-	$-	-	$-
Granted	-	-	20,134	19.70
Vested	-	-	(20,134)	19.70
Forfeited	-	-	-	-
Non-vested restricted stock at September 30, 2021	-	$-	-	$-

For the three months ended September 30, 2021, there was no restricted stock activity for non-director employee and consultant under the Plan.

Non-director employee and consultant restricted stock activity under the Plan for the nine months ended September 30, 2021 is as follows:

	Employee Awards		Non-Employee Awards
	Number of Shares	Weighted- Average Fair Value	Number of Shares	Weighted- Average Fair Value
Balance at December 31, 2020	400,000	$24.28	100,000	$24.69
Granted	30,416	23.65	110,000	18.89
Vested	(4,916)	24.28	(110,000)	18.89
Forfeited	(425,500)	24.62	(100,000)	24.69
Non-vested restricted stock at September 30, 2021	-	$-	-	$-

The fair value of consultant (non-employee) restricted stock vested was approximately $0 and $1.90 million for the three and nine months ended September 30, 2021, respectively. The fair value of employee restricted stock awards vested was approximately $0 and $0.08 million for the three and nine months ended September 30, 2021, respectively. The fair value of non-employee restricted stock awards vested was $0.11 million and $0.58 million for the three and nine months ended September 30, 2021, respectively.

As of September 30, 2021, unrecognized compensation costs related to the employee restricted stock awards was $0.

Performance Shares and Performance Units

This award may be granted to certain executive officers of the Company and certain consultants and vest if the performance goals and/or other vesting criteria as stated in the relevant award agreement are achieved or the awards otherwise vest, which generally is for a period of three to five years from the grant date. Vesting of this award applies if the grantee remains employed or consulted by the Company through the applicable vesting date.

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

The Company leases office property in San Pedro, California from Deluna Properties, Inc., a company owned by Salvatore Galletti. Rent expense was $0.06 million and $0.02 million for the three months ended September 30, 2021 and 2020, respectively. Rent expense was $0.15 million and $0.05 million for the nine months ended September 30, 2021 and 2020, respectively.

The Company entered into a credit agreement with Salvatore Galletti for a $1.20 million revolving line of credit in January 2007. Monthly interest payments were accrued at 4.75% above the Prime Rate on any outstanding balance. In addition, the Company agreed to pay Salvatore Galletti 0.67% per month of the full amount of the revolving credit line, regardless of whether the Company has borrowed against the line of credit. For the three and nine months ended September 30, 2021 and 2020, respectively, zero amount of the fees have been paid to the lender. This agreement originally expired on December 31, 2011, which was amended from time to time and extended to December 31, 2024. The outstanding balance of the line of credit was $0 million as of both September 30, 2021 and December 31, 2020. On October 1, 2021, this revolving credit agreement has been early terminated by both parties without penalty or fees.

In May 2018, Ittella Italy entered into a promissory note with Pizzo in the amount of 0.48 million Euros. The note bears interest at 8.00% per annum. The balance of the note was 0.01 million Euros and 0.07 million Euros as of September 30, 2021 and December 31, 2020, respectively.

The Company is a party to a revolving line of credit with Marquette Business Credit with borrowing capacity of $25.00 million as of both September 30, 2021 and December 31, 2020 (Note 16). The parent organization of Marquette Business Credit is UMB (Note 3).

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

In October 2021, the Company reached an agreement with a party to resolve a long-standing dispute through mediation and the Company has agreed to pay $0.43 million without admitting any fault. The Company accrued the full amount on the financial statements as of September 30, 2021.

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

The Company believes that a loss from the Ittella Italy litigation is currently not probable, and an estimate cannot be made. Therefore, no accrual has been made as of September 30, 2021 or December 31, 2020.

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

The results of operations and cash flows of Properties are included in the Company’s condensed consolidated financial statements. For the three- and nine-month periods ended September 30, 2021 and 2020, 100% of the revenue of Properties is intercompany and thus was eliminated in consolidation. Properties contributed expenses of $0.05 million for both the three-month periods ended September 30, 2021 and 2020. Properties contributed expenses of $0.16 million and $0.20 million for the nine-month periods ended September 30, 2021 and 2020, respectively.

22.	Earnings per share

The following is the summary of basic and diluted EPS for the three months ended September 30, 2021 and 2020 (in thousands, except for share and per share amounts):

	2021	2020
Numerator
Net Income (Loss) attributable to Tattooed Chef, Inc.	$(8,174)	$(3,087)
Dilutive Net Income (Loss) attributable to Tattooed Chef, Inc.	(8,409)	(3,087)
Denominator
Weighted average common shares outstanding	81,957,170	28,324,038
Effect of potentially dilutive securities related to Warrants	54,046	-
Weighted average diluted shares outstanding	82,011,216	28,324,038
Earnings per share
Basic	$(0.10)	$(0.11)
Diluted	$(0.10)	$(0.11)

The following have been excluded from the calculation of diluted earnings per share as the effect of including them would have been anti-dilutive for the three months ended September 30, 2021 and 2020:

	2021	2020
Stock options	279	-
Restricted stock awards	-	-
Total	279	-

The following is the summary of basic and diluted EPS for the nine months ended September 30, 2021 and 2020:

	2021	2020
Numerator
Net Income (Loss) attributable to Tattooed Chef, Inc.	$(70,095)	$2,314
Dilutive Net Income (Loss) attributable to Tattooed Chef, Inc.	(70,428)	2,314
Denominator
Weighted average common shares outstanding	81,404,348	28,324,038
Effect of potentially dilutive securities related to Warrants	144,325	-
Weighted average diluted shares outstanding	81,548,673	28,324,038
Earnings per share
Basic	$(0.86)	$0.08
Diluted	$(0.86)	$0.08

The following have been excluded from the calculation of diluted earnings per share as the effect of including them would have been anti-dilutive for the nine months ended September 30, 2021 and 2020:

	2021	2020
Stock options	385	-
Restricted stock awards	30	-
Total	415	-

23.	SUBSEQUENT EVENTS

On October 22, 2021, the Company entered into an agreement to acquire Belmont Confections, Inc. (“Belmont”) for an aggregate purchase price of approximately $18.00 million plus the assumption of the assumed liabilities, subject to adjustment as set forth in the purchase agreement. Approximately $4.00 million of the purchase price will be paid in the form of the Company’s common stock. The number of shares of common stock payable at closing will be determined by using the average closing price of the Company’s common stock over the three (3) days immediately prior to the closing. Upon completion of the acquisition, Belmont will not be treated as a significant subsidiary of the Company. In accordance with Regulation S-X, condensed financial statements and pro forma condensed financial information for Belmont transaction will not be provided as the impact of the transaction on the Company’s financial position, results of operations and liquidity is not material. Belmont is a privately-held company based in Youngstown, Ohio and manufactures private label nutrition and protein bars for health and fitness companies, primarily in the United States. As of the date of issuance of these condensed consolidated financial statements, the transaction is not closed.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the period ending December 31, 2020 filed with the SEC and Part II, Item 1A. Risk Factors herein. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise. Factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, the following:

●	our ability to maintain the listing of our common stock on Nasdaq;

●	our ability to raise financing in the future;

●	our ability to acquire and integrate new operations successfully;

●	market conditions and global and economic factors beyond our control, including the potential adverse effects of the ongoing global coronavirus (COVID-19) pandemic on capital markets, climate change, general economic conditions, unemployment and our liquidity, operations and personnel;

●	our ability to obtain raw materials on a timely basis or in quantities sufficient to meet the demand for our products;

●	our ability to grow our customer base;

●	our ability to forecast and maintain an adequate rate of revenue growth and appropriately plan our expenses;

●	our expectations regarding future expenditures;

●	our ability to attract and retain qualified employees and key personnel;

●	our ability to retain relationship with third party suppliers;

●	our ability to compete effectively in the competitive packaged food industry;

●	our ability to protect and enhance our corporate reputation and brand;

●	the impact of future regulatory, judicial, and legislative changes on our industry;

●	our ability to effectively manage freight and container costs; and

●	the effects of inflation.

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

Results of Operations

	Three months Ended
	September 30,
(in thousands)	2021	% of revenue	2020	% of revenue
Revenue	$58,780	100.00%	$40,964	100.00%
Cost of goods sold	(52,836)	-89.89%	(36,733)	-89.67%
Gross profit	5,944	10.11%	4,231	10.33%
Net (loss) income	(8,174)	-13.91%	(3,245)	-7.92%

Freight and container costs (included in cost of goods sold)	8,859	15.07%	5,319	12.98%

Major operating expenses:
Marketing expenses	3,410	5.80%	55	0.13%
Sales commission expense	1,166	1.98%	789	1.93%
Professional services	1,177	2.00%	4,724	11.53%
Stock compensation expenses	842	1.43%	-	0.00%

	Nine months Ended
	September 30,
(in thousands)	2021	% of revenue	2020	% of revenue
Revenue	$161,972	100.00%	$108,903	100.00%
Cost of goods sold	(140,304)	-86.62%	(91,619)	-84.13%
Gross profit	21,668	13.38%	17,284	15.87%
Net (loss) income	(70,095)	-43.28%	3,462	3.18%

Freight and container costs (included in cost of goods sold)	23,400	14.45%	12,713	11.67%

Major operating expenses:
Promotional expenses	5,434	3.35%	1,835	1.68%
Marketing expenses	8,942	5.52%	90	0.08%
Sales commission expense	3,841	2.37%	2,311	2.12%
Professional services	6,005	3.71%	4,914	4.51%
Stock compensation expenses	4,345	2.68%	-	0.00%

For the three months and nine months ended September 30, 2021, we had net losses of $8.17 million and $70.10 million, respectively. By comparison for the three and nine months ended September 30, 2020, we had a net loss of $3.25 million and net income of $3.46 million, respectively.

Compared with prior-year periods, the increase of net losses during 2021 is due to a number of factors, including significant increases in (i) income tax expense for the period, primarily attributable to the $47.22 million valuation allowance for the Company’s deferred tax assets, (ii) operating expenses resulting from being a public reporting company during the 2021 periods, (iii) freight and container costs, (iv) promotional, sales commission and marketing expenses to help build brand awareness and increase market share for the “Tattooed Chef” brand. The inflationary increases in freight and container costs from 2020 to 2021 show an increase of 2.09% when freight is taken as a percentage of revenue for the three months periods ended September 30 and an increase of 2.78% when freight is taken as a percentage of revenue for the nine month periods ended September 30.

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

Revenue increased by $17.82 million, or 43.49%, to $58.78 million for the three months ended September 30, 2021 and by $53.07 million, or 48.73%, to $161.97 million for the nine months ended September 30, 2021, from $40.96 million for the three months ended September 30, 2020 and $108.90 million for the nine months ended September 30, 2020. The increase in revenue is primarily due to growth in sales of our “Tattooed Chef” branded products. For the three months ended September 30, 2021, we had $35.29 million of sales of “Tattooed Chef” branded products and $23.12 million of sales of private label products, compared to $22.63 million and $18.11 million during the 2020 period. For the nine months ended September 30, 2021, we had $104.25 million in sales of “Tattooed Chef” branded products and $56.70 million of private label products, compared to $60.64 million and $47.50 million, respectively, for the 2020 period.

Cost of goods sold increased by $16.10 million, or 43.84%, to $52.84 million for the three months ended September 30, 2021 and by $48.69 million, or 53.14% to $140.30 million for the nine months ended September 30, 2021, from $36.73 million for the three months ended September 30, 2020 and $91.62 million for the nine months ended September 30, 2020. The increase is primarily due to the increase in sales volume and the increases in freight and container expenses due to inflation. Freight and container expenses increased as a percentage of revenue by 2.09% and 2.78% for the three- and nine-month periods, respectively. Freight and container expenses were $8.86 million (15.07% of revenue) for the three months ended September 30, 2021 compared with $5.32 million (12.98% of revenue) for the same period in 2020. Freight and container expenses were $23.40 million (14.45% of revenue) for the nine months ended September 30, 2021 compared with $12.71 million (11.67% of revenue) for the same period in 2020.

Gross profit increased by $1.71 million, or 40.49%, to $5.94 million for the three months ended September 30, 2021 and by $4.38 million, or 25.36% to $21.67 million for the nine months ended September 30, 2021, from $4.23 million for the three months ended September 30, 2020 and $17.28 million for the nine months ended September 30, 2020. The increase is primarily due to increased Tattooed Chef sales volume, improved production capacities, and our ability to take advantage of economies of scale, partially offset by an increase in cost of goods sold due largely to freight and container expense increases as described above.

Gross margin for the three months ended September 30, 2021 was 10.11% and for the nine months ended September 30, 2021 was 13.38%, as compared to 10.33% for the three months ended September 30, 2020 and 15.87% for the nine months ended September 30, 2020.

Compared to both of the nine months ended September 30, 2021 and 2020, we had lower margin during both of the three months ended September 30, 2021 and 2020. The lower margin was primarily driven by the holiday month in August in Italy and the continual increase of freight and container expenses month by month. Due to the lower production volume in August, the fixed production costs resulted in higher unit cost and lower margin. We also acquired two facilities (NMFD and Karsten) in New Mexico in May 2021, NMFD is a private label food manufacturer that from which we will begin selling Tattooed Chef branded items in 2022. The facility today is not running at full capacity, and as we begin to sell more items from this facility it should help to offset fixed overhead costs and improve gross margin.

The slight decrease in margin for the three months ended September 30, 2021 is primarily due to the increases in raw materials, packaging, and freight and container costs due to inflation, as well as the two facilities in New Mexico that were newly acquired in May 2021, partially offset by the achievement of economies scale from the increase of Tattooed Chef sales volume and improved production capacity. The decrease in margin during the nine months ended September 30, 2021 is attributable to the building out of our infrastructure to support the current and expected growth in operations, increases in raw materials, packaging, and freight and container costs due to inflation, as well as the two facilities in New Mexico that were newly acquired in May 2021. NMFD currently only manufactures private label products, which have a lower margin when compared to our Tattooed Chef branded products. The facility is expected to be fully operational and manufacturing both private label and Tattooed Chef branded products during 2022. The Karsten facility is not currently in operation and is expected to become active during the first quarter of 2022.

Operating expenses for the three months ended September 30, 2021 increased by $5.98 million, or 78.51%, to $13.60 million and for the nine months ended September 30, 2021 increased by $32.26 million, or 256.26%, to $44.85 million, compared to $7.62 million for the three months ended September 30, 2020 and $12.59 million for the nine months ended September 30, 2020. Compared to the three months ended September 30, 2020, the increase for the three months ended September 30, 2021 is primarily due to $3.36 million increase in marketing expenses, $0.38 million increase in sales commission expense, $0.47 million in resolution of a dispute and related fees, $0.84 million increase in stock compensation expense, $1.47 million operating expenses in NMFD which was newly acquired in May 2021 and offset by $3.55 million decrease in professional expenses. Compared to the nine months ended September 30, 2020, the increase for the nine months ended September 30, 2021 is primarily due to $3.60 million increase in promotional expenses, $8.85 million increase in marketing expenses, $1.53 million increase in sales commission expense, $1.09 million increase in professional expenses, $4.35 million increase in stock compensation expense, $2.03 million operating expenses in NMFD which was newly acquired in May 2021. However, we expect operating expenses to decrease over time as a percentage of revenue as certain relatively fixed operating expenses will be spread over increasing revenue. We are heavily investing in the Tattooed Chef brand in order to increase distribution, raise brand awareness, and drive sales in the new stores that are launching our products.

Adjusted EBITDA was negative $4.97 million for the three months ended September 30, 2021 and negative $14.72 million for the nine months ended September 30, 2021, compared to positive $1.60 million for the three months ended September 30, 2020 and positive $10.16 million for the nine months ended September 30, 2020. The decline in Adjusted EBITDA was primarily due to public company accounting costs that were not present during the 2020 periods, as well as significant increases in promotional expenses, marketing expenses, and freight and container expenses discussed above.

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

The following table provides a reconciliation from net income to Adjusted EBITDA for the three months ended September 30, 2021 and the three months ended September 30, 2020:

	Three Months Ended September 30,
(in thousands)	2021	2020
Net (loss) income	$(8,174)	$(3,245)
Interest	45	188
Income tax (benefit) expense	(255)	492
Depreciation and amortization	1,066	222
EBITDA	(7,318)	(2,343)
Adjustments
Stock compensation expense	842	-
Loss (gain) on foreign currency forward contracts	853	(825)
Loss (gain) on warrant remeasurement	(218)	-
Acquisition expenses	281	-
UMB ATM transaction	126	-
Nonrecurring transaction expenses	-	4,770
Dispute resolution and related fees	465	-
Total Adjustments	2,349	3,945
Adjusted EBITDA	$(4,969)	$1,602

The following table provides a reconciliation from net income to Adjusted EBITDA for the nine months ended September 30, 2021 and the nine months ended September 30, 2020:

	Nine Months Ended September 30,
(in thousands)	2021	2020
Net (loss) income	$(70,095)	$3,462
Interest	159	569
Income tax expense	44,255	1,776
Depreciation and amortization	2,514	693
EBITDA	(23,167)	6,500
Adjustments		-
Stock compensation expense	4,344	-
Loss (gain) on foreign currency forward contracts	2,654	(1,113)
Loss (gain) on warrant remeasurement	(167)	-
Acquisition expenses	1,007	-
UMB ATM transaction	148	-
Nonrecurring transaction expenses	-	4,770
Dispute resolution and related fees	465	-
Total Adjustments	8,451	3,657
Adjusted EBITDA	$(14,716)	$10,157

Liquidity and Capital Resources in Net Working Capital

As of September 30, 2021, we had $129.48 million in cash and cash equivalents. We believe our cash on hand is sufficient to meet our current working capital and capital expenditure requirements for a period of at least twelve months from the date of this filing.

Indebtedness

We have a line of credit that provides for borrowings up to (a) 90% of the net amount of eligible accounts receivables; plus, (b) the least of (i) the sum of: (A) 50% of the net amount of eligible inventory; plus (B) 45% of the net amount of eligible in-transit inventory; (ii) $10.0 million; or (iii) 50% of the aggregate amount of revolving loans outstanding, minus (C) the sum of all reserves. This line of credit is secured by substantially all of our assets. Outstanding borrowings under this line of credit bear interest at the sum of (i) the higher of the prime rate or LIBOR rate plus 2.0% and (ii) 1%. The Credit Facility provides the Company with up to $25.00 million in revolving credit. The balance on the credit facility was $2.62 million and $0.02 million as of September 30, 2021 and December 31, 2020, respectively. The credit facility has been extended to January 25, 2022. The Company is working with the lender to reach a new loan agreement.

Liquidity

We generally fund our short- and long-term liquidity needs through a combination of cash on hand, cash flows generated from operations, and available borrowings under our line of credit (See “— Indebtedness” above). Our management regularly reviews certain liquidity measures to monitor performance.

Cash Flows

The following table presents the major components of net cash provided by (used in) operating, investing and financing activities for the nine months ended September 30, 2021 and the nine months ended September 30, 2020:

	Nine Months Ended September 30,
(in thousands)	2021	2020
Cash flows (used in) provided by operating activities	$(33,125)	$1,820
Cash flows used in investing activities	(46,966)	(5,921)
Cash flows provided by financing activities	78,116	3,303

Operating Activities

For the nine months ended September 30, 2021, net cash used in operating activities was $33.13 million as compared to $1.82 million net cash provided by operating activities for the nine months ended September 30, 2020.

For the nine months ended September 30, 2021, cash used in operations was driven primarily by the net loss of $70.10 million for the period, which is largely due to the income tax valuation allowance recorded as of June 30, 2021. During the nine-month period, non-cash items included depreciation expense of $2.51 million, stock compensation expense of $4.34 million, bad debt expense of $0.54 million and unrealized forward contract loss of $2.34 million. Expenses increased for the same period primarily due to increased spending on sales, promotion and marketing programs to heavily invest in the Tattooed Chef brand and raise brand awareness, as well as the inflationary pricing on freight and container costs. Working capital usage has also increased largely due to a $3.45 million increase in accounts receivable resulting from increased revenue, a $4.10 million increase in inventory, a $3.09 million increase in prepaid expenses mainly due to the increase in prepaid advertising expenses, a $1.08 million decrease in deferred revenue and a $4.42 million decrease in accounts payable, accrued expenses and other current liabilities.

For the nine months ended September 30, 2020, we realized net income of $3.46 million. Net cash was reduced by a $7.70 million increase in accounts receivable due to increased sales volume and a $9.50 million increase in inventory to meet anticipated growth in sales, offset by a $15.79 million increase in accounts payable, accrued expenses and other current liabilities. All other changes in operating assets and liabilities and non-cash adjustments netted to zero, causing net cash provided in operating activities to be $1.82 million.

Investing Activities

Net cash used in investing activities relates to capital expenditures to support growth and investment in property, plant and equipment to expand production capacity, tenant improvements, and to a lesser extent, replacement of existing equipment.

For the nine months ended September 30, 2021, net cash used in investing activities was $46.97 million as compared to $5.92 million for the nine months ended September 30, 2020. Cash used in both periods consisted primarily of capital expenditures to improve efficiency and output from our current facilities and the expansion of existing production capacity through the acquisition of NMFD and Karsten and assets from Esogel and Ferdifin (see Note 10).

Financing Activities

For the nine months ended September 30, 2021, net cash provided by financing activities was $78.12 million, primarily from $74.32 million due to warrant exercises and additional borrowings under the credit facility of $3.30 million to support working capital requirements to fund continued growth.

For the nine months ended September 30, 2020, net cash provided by financing activities was approximately $3.30 million primarily attributable to a $9.66 million increase in our borrowings under our credit facility to support working capital requirements to fund growth, partially offset by $5.61 million in tax distributions to stockholders.

Off-balance Sheet Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

Other than the lease obligations, purchase obligations, or other liabilities reflected on the company’s balance sheet, we do not have any other material contractual obligations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk for the effect of interest rate changes, foreign currency fluctuations, and changes in the market values of our investments. Information relating to quantitative and qualitative disclosures about market risk is set forth below.

ITEM 4. CONTROLS AND PROCEDURES

In connection with the audit of our consolidated financial statements as of and for the years ended December 31, 2020 and 2019, we identified six material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

The third material weakness is related to a lack of implementation and maintenance of appropriate information technology general controls, including controls over data center and network operations, system software acquisition, change and maintenance, program changes, access security and application system acquisition, development, and maintenance.

The fourth material weakness is related to a lack of design and maintenance of effective controls over segregation of duties with respect to the preparation and review of account reconciliations as well as the creation and posting of manual journal entries.

The fifth material weakness relates to the lack of design and maintenance of formal accounting policies, processes and controls to analyze, account for and disclose significant, unusual, and complex transactions.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2021, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting described above.

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

Changes in Internal Control Over Financial Reporting

Other than described above in this Item 4, there has been no change in our internal control over financial reporting during the fiscal quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

A majority of our products are manufactured and sold inside of the United States, which increases our exposure to, among other things, domestic inflation and fuel price increases. Recent inflationary pressures have resulted in increased interest rates, fuel, wages, freight and container expenses and other costs which, if they continue for a prolonged period, may adversely affect our results of operations. If our costs are subject to continuing significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition, and results of operation.

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

TATTOOED CHEF, INC.

Date: November 22, 2021	By:	/s/ Salvatore Galletti
	Name:	Salvatore Galletti
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 22, 2021	By:	/s/ Stephanie Dieckmann
	Name:	Stephanie Dieckmann
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)