Form 10-K
period 2021-12-31
Tattooed Chef, Inc.
filed 2022-03-16
CIK 1741231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 4l5 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large, accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large, accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates, computed by reference to the closing sales price of $21.45 reported on The Nasdaq Capital Market, was approximately $1,034 million.

As of March 10, 2022, there were 82,237,813 shares of the registrant’s common stock, $0.0001 par value per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its annual meeting of stockholders to be held in 2022 (the “2022 Annual Meeting”), to be filed with the Securities and Exchange Commission (the “SEC”) within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates, are incorporated herein by reference where indicated. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, such proxy statement is not deemed to be filed as part hereof.

TATTOOED CHEF, INC.

FORM 10-K

i

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

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements (including within the meaning of the Private Securities Litigation Reform Act of 1995) concerning us and other matters. These statements may discuss goals, intentions and expectations as to future plans, trends, events, results of operations or financial condition, or otherwise, based on current beliefs of management, as well as assumptions made by, and information currently available to, management. Forward-looking statements may be accompanied by words such as “achieve,” “aim,” “anticipate,” “believe,” “can,” “continue,” “could,” “drive,” “estimate,” “expect,” “forecast,” “future,” “grow,” “improve,” “increase,” “intend,” “may,” “outlook,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would” or similar words, phrases or expressions. These forward-looking statements are subject to various risks and uncertainties, many of which are outside our control. Therefore, you should not place undue reliance on such statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, the following:

●	our ability to maintain the listing of our common stock on Nasdaq;

●	our ability to raise financing in the future;

●	our ability to acquire and integrate new operations successfully;

●	market conditions and global and economic factors beyond our control, including the potential adverse effects of the ongoing global coronavirus (COVID-19) pandemic, climate change, general economic conditions, unemployment and our liquidity, operations and personnel;

●	our ability to obtain raw materials on a timely basis or in quantities sufficient to meet the demand for our products;

●	our ability to grow our customer base;

●	our ability to forecast and maintain an adequate rate of revenue growth and appropriately plan its expenses;

●	our expectations regarding future expenditures;

●	our ability to attract and retain qualified employees and key personnel;

●	our ability to retain relationship with third party suppliers;

●	our ability to compete effectively in the competitive packaged food industry;

●	our ability to protect and enhance our corporate reputation and brand;

●	the impact of future regulatory, judicial, and legislative changes on our industry;

●	our ability to successfully develop new product offerings that are accepted by customers and consumers

●	the effects of inflation on our business, particularly with respect to its effect on freight and storage costs;

●	investments in development, capital investments and marketing to ultimately returning us to profitability

Additional factors that may cause actual results to differ materially from current expectations include, among other things, those set forth in Part I, Item 1A. “Risk Factors” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below and for the reasons described elsewhere in this Annual Report on Form 10-K. Although we believe that the expectations reflected in the forward-looking statements are reasonable, our information may be incomplete or limited, and we cannot guarantee future results. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

Item 1. Business.

We were initially formed on May 4, 2018 for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. On August 7, 2018, we consummated our initial public offering. From the time of our formation to the time of the consummation of the Business Combination (defined below), our name was “Forum Merger II Corporation” (also referred to as “Forum”). On October 15, 2020, we acquired all the equity of Myjojo, Inc., a Delaware corporation (“Ittella Parent”) pursuant to an Agreement and Plan of Merger, dated June 11, 2020, as amended on August 10, 2020 with Sprout Merger Sub, Inc., a Delaware corporation and our wholly owned subsidiary, Ittella Parent, and Salvatore Galletti, in his capacity as the holder representative. The business combination between Ittella Parent and Forum is referred to as the “Business Combination”. Effective upon the closing of the Business Combination, we changed our name to Tattooed Chef, Inc. In May 2021, we acquired New Mexico Food Distributors, Inc. (“NMFD”) and Karsten Tortilla Factory LLC (“Karsten”) and on December 21, 2021, we acquired substantially all of the assets and assumed certain liabilities from Belmont Confections, Inc. (“Belmont”).

Overview

We are a rapidly growing plant-based food company primarily offering a broad portfolio of innovative frozen foods. We supply plant-based products to leading retailers in the United States, with signature products such as ready-to-cook bowls, zucchini spirals, riced cauliflower, acai and smoothie bowls, plant- based burgers and cauliflower crust pizza. Our products are available both in private label and our “Tattooed Chef™” brand in the frozen food section of retail food stores. According to IBIS World, the expected market size, measured by revenue, of the US frozen food production industry in 2022 is $35.6 billion.

We believe our innovative food offerings converge with consumer trends and demands for great-tasting, wholesome, plant-based foods made from sustainably sourced ingredients, including preferences for flexitarian, vegetarian, vegan, organic, and gluten-free lifestyles. Various industry studies indicate that consumers want healthier and more convenient food options. As of December 31, 2021, our products were sold in approximately 14,000 retail outlets in the United States. Our brand strategy is to introduce the attributes of a plant-based lifestyle to build a connection with a broad array of consumers that are seeking delicious, sustainably sourced, plant-based foods. Our diverse offering of plant-based meals includes certified organic, non-GMO, certified Kosher, gluten-free, as well as plant protein elements that we believe provide health-conscious consumers an affordable, great tasting, clean label food option.

To capture this significant market opportunity, we focus on manufacturing, product innovation and distinctive flavor profiles that appeal to a broad range of consumers. We create and develop new products to address emerging market demands and food trends for healthy, plant-based foods. We also seek to create what we believe are unique meals and snacks by taking regular or “plain” versions of our products and integrating spices and flavors. We believe that our track record of delivering innovative food concepts in both branded and private label has strengthened and expanded relationships with our existing customers and as well as attracting new customers. As of December 31, 2021, we had 78 SKUs and over 200 plant-based food concepts and recipes under development and testing.

We are led by our President and CEO, Salvatore “Sam” Galletti, who has over 35 years of experience in the food industry as both a manager and an investor, and Sarah Galletti, our Creative Director and the creator of the Tattooed Chef brand, who was instrumental in changing our focus to plant-based food products in 2017.

We continue to experience strong revenue growth over prior periods. Revenue increased to $213.4 million in the twelve-month period ended December 31, 2021 (“Fiscal 2021”) as compared to $148.5 million in the twelve-month period ended December 31, 2020 (“Fiscal 2020”) and $84.9 million in the twelve-month period ended December 31, 2019 (“Fiscal 2019”), representing a year over year growth rate of 43.7% and 74.9%, respectively. We generated net loss of $87.4 million in Fiscal 2021, as compared to net income before noncontrolling interest of $69.0 million in Fiscal 2020 and $5.4 million in Fiscal 2019. The significant change was primarily driven by following two factors: 1) $47.9 million income tax expense was recognized in 2021 due to the full valuation allowance of deferred tax assets, compared to $40.3 million in tax benefits recognized in 2020 (see Note 16 to the consolidated financial statements that appear elsewhere in this Annual Report on Form 10-K); and 2) $37.2 million nonrecurring gain was recognized in 2020, from the settlement of a contingent consideration derivative liability upon the release of the Holdback Shares to certain stockholders. Adjusted EBITDA was negative $26.1 million in Fiscal 2021 as compared to $8.5 million in Fiscal 2020 and $6.7 million in Fiscal 2019 See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion on this non-GAAP measure and a reconciliation to net income, the most closely comparable GAAP measure.

Our Market Opportunity

We operate in the large global food industry. Sales of plant-based food globally are expected to be $162 billion by 2030 according to Bloomberg Intelligence. Annual sales in the United States of plant-based alternatives have exceeded $5.0 billion and we believe will continue to grow. Data from the Plant Based Foods Association indicates that the growth of United States retail sales of plant-based foods has outpaced the growth of total food sales during the COVID-19 pandemic. According to IRI/Spins, in the 52 weeks ended August 8, 2021, sales of frozen food products totaled approximately $57.3 billion (excluding frozen meat & poultry). Frozen entrees, which include, prepared meals, pizza and pasta, accounted for over 23% of total frozen food sales in the 52 weeks ended August 8, 2021, comprising one of the largest food categories within frozen foods, behind frozen meat and poultry.   According to Mintel Research sales in prepared meals which include frozen foods experienced substantial growth in 2020 compared to 2019 rising by nearly 14% year-over-year. Mintel sees opportunity for positive trends in the category post-pandemic through improved quality and greater menu variety. Additionally, according to the Plant Based Foods Association one-third of Americans are actively reducing their meat and dairy consumption. While a small number of Americans identify as vegetarian or vegan, flexitarians represent the largest growth opportunity for plant-based foods.  In 2020, 57% of all U.S. households purchased plant-based foods up from 53% in 2019.

Further, we believe that our products are well-positioned to benefit from the growth in frozen food sales and in particular, plant-based food sales. As a group, the categories in which we compete such as entrees, snacks & appetizers, breakfast and vegetables, comprise approximately 40% of all frozen food categories.  Excluding frozen meat and poultry, we offer products in 73% of the frozen food category.  Other frozen food sectors where we do not currently compete, such as desserts (which represents approximately 15% of all frozen food categories), present additional growth opportunities for us.

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

We believe that our “Tattooed Chef” brand, which we launched in 2017, will continue to grow by appealing to younger consumers seeking food products that are sustainable and ethically sourced, wholesome, and delicious. Revenue attributed to the Tattooed Chef brand has grown from $18.3 million in Fiscal 2019 to $84.6 million in Fiscal 2020, then to $132.5 million in Fiscal 2021. We currently sell ready-to-cook bowls, zucchini spirals, riced cauliflower, acai and smoothie bowls, cauliflower crust pizza and plant-based burgers under Tattooed Chef. The brand’s tagline, “Serving Plant-Based Foods to People Who Give a Crop”, aims to convey the brand’s mission to deliver plant-based foods to consumers who care about sustainable and ethically sourced foods.

Track Record of Innovation

We have invested resources in the development of our innovative plant-based food products, which is demonstrated by products such as the Buddha Bowl, Acai Bowl, Cauliflower Mac n’ Cheese Bowl, Organic Zucchini Spirals, and Mexican Style Street Corn. Our innovation efforts are led by Sarah Galletti and focus on identifying popular food trends that we believe we can successfully bring to market. We can quickly develop prototype versions of a product to present internally and ultimately to various retail customers for feedback. We released 40 new SKUs during 2021 bringing our total as of December 31, 2021 to 78 SKUs. In addition, we have built a library of over 200 new product concepts and recipes, ready for further development and testing. In particular, we believe that we excel at taking regular or “plain” versions of our products and integrating new and appealing spices and flavors to create unique meals and snacks. For example, we currently offer plain riced cauliflower and value-added riced cauliflower options such as Riced Cauliflower Stir Fry and Riced Cauliflower Buddha Bowl.

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

Established Branded and Private Label Presence at Leading Retailers

The Tattooed Chef brand was created in 2017 and was initially introduced into the club store channel. We believe that our high-quality, clean-label, ready-to-cook, plant-based products fill a void in the marketplace and are well received by our target customers. Our retail partners are attracted to the breadth of our product portfolio and view us as an innovation partner that delivers great tasting products with distinctive flavor profiles at a competitive price. The Tattooed Chef brand seeks to be young, edgy, yet friendly, and appeal to consumers who prefer a plant-based lifestyle. As noted above, revenue from Tattooed Chef branded products grew from approximately 22% of our total revenue in Fiscal 2019 ($18.3 million) to approximately 57% of our total revenue in Fiscal 2020 ($84.6 million), then to approximately 63% of our total revenue in Fiscal 2021 ($132.5 million).

In addition, we have a strong base of private label customers, with private label revenue of $75.6 million in Fiscal 2021, $62.9 million in Fiscal 2020 and $63.8 million in Fiscal 2019. Our initial focus beginning in 2009 was to establish a strong private label customer base due to lower sales and marketing costs. We believe that our private label customers are some of the best run retailers in North America and we provide these customers high quality product, support and high service levels.

See “— Customer Overview” and “— Innovation and Product Development” below for more information.

Integrated Sourcing, Manufacturing and Product Development

Our processing facility in Prossedi, Italy is located in close proximity to many of the growers that supply us product. This facility opened in 2017 and manufactures various products, including riced cauliflower (plain and value-added), diced squash/zucchini, and vegetable spirals. Italy’s climate and fertile growing regions of organic and non-GMO produce provide us with high-quality raw materials. Due to the location of the facility, we are able to transport raw materials to the facility, process them, and manufacture products within a relatively short time. Prior to each growing season, we obtain written commitments as to quantity and price from various growers, who commit to supply our projected needs, which commitments are then followed by written purchase orders closer to the start of the harvest season. When necessary (whether as a result of greater than anticipated demand from our customers, or poor crop yields due to inclement weather, infestation and the like), we have been able to obtain alternative raw material supply from other sources or on the spot market on satisfactory terms. The Prossedi plant was originally leased from a third party. During the past couple years, we upgraded our internal cold storage capabilities to allow us to better manage inventory and take advantage of seasonal purchases of raw materials during the peak harvest season. In April 2021, we spent approximately $4.9 million to acquire this facility to secure and upgrade our frozen food manufacture capabilities.

We have a processing facility in Paramount, California that also serves as our headquarters. This facility manufactures an array of products including pizzas, acai and smoothie bowls and value-add rice cauliflower bowls. Our innovation and product development personnel also reside in this facility. By housing our product innovation capabilities in the same location as our primary manufacturing operation, we are able to transition quickly from product concept to prototype (which can in turn be shared with retail customers for feedback), to commercial manufacturing.

In 2021, we completed two business acquisitions, NMFD and Karsten transaction and Belmont transaction. See “Expand through Investments and Acquisitions” below for more information.

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

Tattooed Chef products are sold in the frozen food section of retail stores and club stores. We initially approached club stores to carry Tattooed Chef products recognizing the demanding volume requirements associated with these customers. We believe our success with club stores across an array of Tattooed Chef branded products indicates that the Tattooed Chef brand resonates with our target consumer and is attractive to conventional retail grocery customers.

In addition, while Tattooed Chef products are available in all 50 states through club stores and certain other retail outlets, we have primarily used social media and product demonstrations to introduce Tattooed Chef to consumers. We believe there is significant opportunity to increase brand awareness, trial rate, and ultimately revenue attributed to Tattooed Chef products with an expanded marketing effort, including through additional advertising channels. In our efforts to continue to improve our brand, we expect to develop, and execute a detailed marketing strategy for Tattooed Chef products. In 2021, we engaged a national marketing firm to develop and implement a comprehensive marketing campaign.

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

Attract New Customers

We believe that the reputation and popularity of our products has attracted interest from new customers for Tattooed Chef products as well as our private label products. We believe there is a significant opportunity to continue to expand our business with new customers. We intend to invest in the development of our sales and marketing capabilities to support new customer additions. See “Sales and Marketing” below for additional details on our expansion plans.

Expand Product Offerings

We believe that there is significant consumer demand for plant-based products as evidenced by the successful launch of a variety of our products. In addition, we believe that we have been successful in identifying meaningful consumer trends and translating these preferences into products that meet our customers’ requirements. We intend to leverage this knowledge and experience to continue to build our new concept library and expand our existing portfolio of products by creating new products and line extensions. For example, new product launches in Fiscal 2021 include the Plant Based Burrito Bowl, Pesto Harvest Bowl, Riced Cauliflower Risotto with Asparagus, Sweet Potato Gnocchi with Plant Based Butter and Sage, PB Spaghetti Bolognese, Quattro Formaggi Cauliflower Gnocchi, Plant Based Burrito Blend, Plant Based Sausage Ragu, Riced Cauliflower Stuffing, Pad Thai Riced Cauliflower, Meatless Meat Lover’s Pizza Bowl, Maple Plant Based Sausage Sweet Potato Hash Bowl, Plant Based Cheeseburger Bowl, multiple flavors of plant based pizzas, Almond Butter Banana Smoothie Bowl, and Shakshuka Bowl, to just name a few. We intend to continue to solicit the feedback of our larger retail customers on our new product concept ideas in order to further deepen our relationship and trust with these customers and ensure that we are meeting their particular demands and needs for plant-based frozen food products.

Furthermore, we intend to increase our investment in product development and production capabilities to continue to innovate within our core product categories. We anticipate this expansion to include acquiring additional production facilities as well as increasing employee head count to handle additional production.

Expand to New Geographic Markets

We intend to explore opportunities to expand Tattooed Chef internationally within next two to three years. In 2021, approximately 1% of our total sales were sold to international customers. In the long term, we believe our current product offerings and existing production resources in Italy will enable us to global frozen food market, which we estimate to be an approximately $380 billion opportunity.

Expand through Investments and Acquisitions

We had approximately $92.4 million in cash as of December 31, 2021. In addition to investing in operating activities to expand recognition of Tattooed Chef branded products, we are selectively considering investments in fixed assets, acquisitions, and other investments to enhance our growth and profitability. In 2021, we completed three acquisitions including one asset acquisition of our processing facility located in Italy and two business acquisitions in US. In April 2021, we spent approximately $4.9 million on our Italy facility to acquire the building, land and machinery to secure and upgrade our frozen food processing capabilities. In May 2021, we acquired NMFD and Karsten for a total purchase price amounting to approximately $34.1 million. In December 2021, we acquired substantially all of the assets and assumed certain liabilities from Belmont for a total purchase price of approximately $17.0 million. These acquisitions will support us to develop more ambient and refrigerated Tattooed Chef branded products, unlock more shelf space and expand our market channels. Both NMFD and Belmont currently only manufacture private label products. NMFD is expected to be fully operational and manufacturing both private label and Tattooed Chef branded products during 2022. The Karsten facility is not currently in operation and is expected to become active during the second quarter of 2022. The Belmont facility is expected to start manufacturing Tattooed Chef branded products during the second quarter of 2022.

Product Offerings Overview

We sell a range of branded and private label plant-based products across its core platforms of ready-to-cook bowls, cauliflower crust pizza, vegetable spirals and ready-to-eat acai and smoothie bowls. Our products are found primarily in the frozen food section of retail customers.

Branded Products

Revenue of Tattooed Chef branded products in Fiscal 2021 was approximately $132.5 million (approximately 63% of total revenue), an increase of 56.7% from approximately $84.6 million (approximately 57% of total revenue) in Fiscal 2020. Tattooed Chef Branded products include ready to cook meals and snacks such as the Buddha Bowl, Mexican Style Street Corn, Organic Zucchini Spirals, Cauliflower Crust Pizza, Buffalo Cauliflower, Cauliflower Mac & Cheese Bowl and Acai and Smoothie Bowls.

Private Label Products

Revenue from private label products in Fiscal 2021 was approximately $75.6 million (approximately 35% of total revenue), and approximately $62.9 million (approximately 42% of total revenue) in Fiscal 2020. Private label products include cauliflower pizza crusts and pizzas, riced cauliflower, acai and smoothie bowls, bulk vegetables (plain and value-added), and riced cauliflower stuffing. Depending on the customer, we may make exclusive products for that customer. The difference between an exclusive product for a particular customer compared to another primarily relates to product sizing or a specific set of ingredients.

Customer Overview

Our products (both branded and private label) are available at leading club stores and other major retailers. As of December 31, 2021, our products were available in approximately 14,000 retail outlets in the United States, compared to 4,300 retail outlets as of December 31, 2020.

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

For Fiscal 2021, our three largest customers accounted for approximately 73% of total revenue. Fiscal 2021 revenue from these customers accounted for approximately 34%, 28%, and 11%, respectively, of total revenue. For Fiscal 2020, our three largest customers accounted for approximately 88% of total revenue. Fiscal 2020, revenue from these customers accounted for approximately 39%, 32%, 17%, respectively, of total revenue. We have increased the number of our sales team personnel to focus on conventional retail customers (i.e., retailers that are not club stores) and to expand our customer base.

In addition, for Fiscal 2021, three customers accounted for approximately 63% of our accounts receivable. These three customers individually accounted for approximately 38%, 13%, and 12% of our accounts receivable at December 31, 2021.

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

We utilize food brokers to assist in establishing and maintaining relationships with certain key customers, which represent the bulk of our revenue. Pursuant to these agreements, each of our brokers is entitled to a commission based on the revenue it facilitates between us and the customer. See “Risk Factors — If we experience the loss of one or more of our food brokers that cannot be replaced in a timely manner, results of operations may be adversely affected.”

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

We source strawberries and certain other crops in the United States but are not bound by purchase agreements for the crops sourced in the United States. Acai purée was primarily sourced from Brazil through an American supplier. While we substantially single source this ingredient, we believe there to be ample supply in the market. In 2021, we developed two additional suppliers to supply Acai purée and we are currently in process to contract another supplier which is expected to be our fourth supplier in 2022.

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

Social responsibility is also an area of increasing regulation, such as the California Transparency in Supply Chains Act (the “Supply Chain Act”), which requires every retail seller and manufacturer doing business in California having annual worldwide gross receipts that exceed $100 million to disclose its efforts to eradicate slavery and human trafficking from its direct supply chain for tangible goods offered for sale. We are currently subject to the Supply Chain Act and are implementing a supply chain monitoring program.

In addition, California law requires that publicly held corporations whose principal executive offices are located in California must have, by December 31, 2021, a minimum of three female directors and one director from an “underrepresented community” if the corporation’s number of directors is six or more. As of December 31, 2020, women represented three of the nine members of our board of directors and one of our directors are from underrepresented communities. We value diversity at all levels and continue to focus on enhancing our diversity and inclusion initiatives across our entire workforce.

Manufacturing

We have a processing facility in Prossedi, Italy, comprising over 100,000 square feet. We leased the facility since October 2017 and purchased the facility and its machinery in April 2021 for total purchase price approximately $4.9 million. The main products processed at this facility are riced cauliflower (plain and value-added), diced squash/zucchini, and vegetable spirals. Over the past two years, we upgraded the internal cold storage capabilities at the Prossedi plant. In December 2021, we leased a small cold storage facility in Ceccano, Italy.

We lease multiple buildings in Paramount, California that serve as a processing facility and as our headquarters. This facility is over 50,000 square feet. The main products processed at this facility are Cauliflower Crust Pizzas, Acai Bowls, Smoothie Bowls, Mexican Style Street Corn, and other riced cauliflower bowls.

Upon the completion of our business acquisitions in New Mexico (NMFD and Karsten) and Ohio (Belmont), we took over or entered lease agreements to lease the manufacturing facilities in New Mexico and Ohio. We are integrating our manufacturing capabilities to develop and produce more ambient and frozen Tattooed Chef branded products. See “Expand through Investments and Acquisitions” above.

The manufacturing process is similar across all product lines and we have been able to be produce new products without significant re-tooling costs or material equipment upgrades. We regularly make capital investment in our facilities to meet increased volumes resulting from growing demand of our products. During Fiscal 2021, our aggregate capital expenditures for continuing operations were $16.9 million. We expect to spend approximately $20.0 million to $25.0 million on capital projects in fiscal year 2022.

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

Facilities

In 2021, we purchased our processing facility in Prossedi, Italy. We currently lease processing facilities in Paramount, California, Albuquerque, New Mexico, and Youngstown, Ohio, a small cold storage facility in Ceccano, Italy and have a small office suite lease in San Pedro, California. The Paramount facility also serves as our headquarters. Ittella Properties, LLC, a California limited liability company (“Ittella Properties”), a related entity controlled by Mr. Galletti, owns one of the buildings that comprise the Paramount facility and Deluna Investments, Inc., a California corporation (“Deluna”), a related party controlled by Mr. Galletti, owns the San Pedro building. We believe that the lease terms with Ittella Properties and Deluna are on an arms-length basis.

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

Impact of COVID-19

The COVID-19 pandemic has impacted our business operations. While our manufacturing facilities remain operational, we have implemented physical distancing protocols and comprehensive preventative hygienic measures. The employees are operating at low density, and all are being monitored for COVID-19 symptoms, including temperature screening of our California employees and of all personnel entering our California facility. We are following strict COVID-19 suggested Personal Protective Equipment guidelines per United States Centers for Disease Control and World Health Organization, including mandatory face coverings, increased hand washing and significantly increased sanitation of hard surfaces.

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

While the ultimate health and economic impact of the COVID-19 pandemic are remaining uncertain, we believe that our business operations and results of operations, including revenue, earnings and cash flows, will not be adversely impacted during 2022. To mitigate any potential impact of COVID-19 on our business operations and results, we have expanded our supplier base so that we no longer rely on a sole source supplier for any of our raw materials and keep close contact with them to anticipate any problems with keeping up with the demand for our products. In this way, we anticipate being able to obtain raw materials at competitive prices and reduce the risk of supply interruptions. To date, there has been no material impact on our liquidity, and we have not had the need to raise capital, reduce our capital expenditures, or modify any terms or contractual arrangements in response to COVID-19.

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

Digital Marketing and Social Media

We drive consumer awareness and interest in our brand via (i) social and digital media, (ii) a public relations/marketing services firm that provides assistance in scheduling interviews and various news articles, (iii) ambassador and influencer activations, and (iv) customer media. We increased spending in 2021 and anticipate increase spending in 2022 on search engine marketing and campaign commercials. We maintain a registered domain website at www.tattooedchef.com. The website is used as a platform to promote our Tattooed Chef brand and products, provide information about the brand, as well as where to purchase products in stores. In addition, we launched our direct-to-consumer platform in the fourth quarter of Fiscal 2020 through our website. We use social media platforms to build customer engagement and to directly reach desirable target demographics such as millennials and “Generation Z.” Below is a summary of our various social media platforms.

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

Employees

As of December 31, 2021, we had approximately 600 full-time employees in the United States and 200 full-time employees in Italy, including workers hired through staffing agencies. None of our employees are represented by a labor union, and we have never experienced a labor-related work stoppage. We believe our employee relations are good. Employment in Italy is either direct with us or through an agency similar to the United States. There are no labor unions representing our Italian employees.

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

Our activities in the United States are subject to regulation by various governmental agencies, including the Food and Drug Administration (“FDA”), the United States Department of Agriculture/national organic program (“USDA/NOP”), the Federal Trade Commission (“FTC”), the Environmental Protection Agency (“EPA”), the Occupational Safety and Health Administration (“OSHA”), and the Departments of Commerce and Labor, as well as voluntary regulation by other bodies. Various state and local agencies also regulate our activities.

In Italy, our food production activities are regulated by specific legislation and compliance is overseen and regulated by the Italian Ministry of Health (“MOH”), with administrative authority further delegated to local agencies, each referred to as an Azienda Sanitaria Locale (“ASL”). The MOH, among other legal and regulatory regimes, prescribe the requirements and establish the standards for quality and safety and regulate ingredients, manufacturing, labeling and other marketing and advertising to consumers.

The facilities in which our products and ingredients are manufactured must register with the FDA and MOH, comply with current good manufacturing practices, or cGMPs, and comply with a range of food safety requirements established by, and implemented under, the Food Safety and Modernization Act of 2011 (the “FSMA”) and applicable foreign food safety and manufacturing requirements. Federal, state, local and foreign regulators have the authority to inspect our facilities to evaluate compliance with applicable requirements. Regulatory authorities also require that certain nutrition and product information appear on product labels, that product labels and labeling be truthful and non-misleading, and that our marketing and advertising be truthful, non-misleading and not deceptive to consumers. We are also prohibited from making certain types of claims about our products (including for example, in the United States, nutrient content claims and health claims, whether express or implied), unless we satisfy certain regulatory requirements.

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

In addition, we are subject to labor and employment laws, laws governing advertising, privacy laws, safety regulations and other laws, including consumer protection regulations that regulate retailers or govern the promotion and sale of merchandise. Our operations, and those of our distributors and suppliers, are also subject to various laws and regulations relating to environmental protection and worker health and safety matters. We monitor changes in these laws and believes that we are in material compliance with applicable laws.

We are also subject to disclosure requirements regarding abusive labor practices in portions of our supply chain under the California Supply Chain Act and are in the process of implementing and expanding a supply chain monitoring program.

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

All of our manufacturing sites and suppliers comply with the Global Food Safety Initiative. All of our manufacturing sites are certified against a standard recognized by Brand Reputation Compliance Global Standards (“BRCG”). These standards are integrated food safety and quality management protocols designed specifically for the food sector and offer a comprehensive methodology to manage food safety and quality. Certification provides an independent and external validation that a product, process or service complies with applicable regulations and standards.

In addition to third-party inspections of our co-manufacturers, we have instituted audits to address topics such as allergen control; ingredient, packaging and product specifications; and sanitation. Under FSMA, each of our co-manufacturers is required to have a FSP, a Hazard Analysis Critical Control Points plan that identifies critical pathways for contaminants and mandates control measures that must be used to prevent, eliminate or mitigate relevant food-borne hazards.

Independent Certification

In the United States, our organic products are certified in accordance with the USDA’s National Organic Program through Quality Assurance International, a third-party certifying agency. In Italy, our organic products are certified by the ICEA (Icea Istituto Per La Certificazione Etica Ed Ambientale).

Our facilities have obtained certain important certifications or verifications, including the BRC Food Safety certification, Non-GMO Project verification, USDA Organic certification, a gluten-free certification from the Gluten-Free Certification Organization, OneCert Organic certification, and OU Kosher certification from the Orthodox Union. Our facility located in Italy is certified Kosher under the supervision of OK Kosher Certification.

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). Our SEC filings are available to the public over the internet at the SEC’s website at www.sec.gov. Our SEC filings are also available free of charge on the Investor Information page of our website at www.tattooedchef.com as soon as reasonably practicable after they are filed with or furnished to the SEC. Our website and the information contained on or through that site are not incorporated into this Annual Report on Form 10-K.

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

Our success is substantially dependent on the continued service of certain members of senior management, including Salvatore “Sam” Galletti, our founder, President and Chief Executive Officer, Stephanie Dieckmann, our Chief Financial Officer, Sarah Galletti, the “Tattooed Chef” and our Creative Director, Giuseppe Bardari, President of Ittella Italy and Gaspare (“Gasper”) Guarrasi, our Chief Operating Officer. These executives have been primarily responsible for determining the strategic direction of our business and for executing our growth strategy and are integral to our brand, culture, product development and the reputation we enjoy with suppliers, co-manufacturers, distributors, customers and consumers. In particular, Ms. Galletti is responsible for leading our branding initiatives, creative strategy, and product development, and there is no other current employee who can lead these functions if Ms. Galletti is unable to provide these services to us. In addition, Mr. Galletti and Ms. Galletti have historically been the primary sales and marketing contacts for our customers. The loss of the services of any of these executives could adversely affect our business, relationship with key customers and suppliers, branding, creative strategies, and prospects, as we may not be able to find suitable individuals to replace them on a timely basis, if at all. In addition, any such departure could be viewed in a negative light by investors and analysts, which may cause the price of any of our publicly traded securities to decline. We do not currently carry key-person life insurance for any of our management team.

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

We are subject to substantial customer concentration risk, with three customers accounting for approximately 73% of our revenue for the year ended December 31, 2021. The three customers individually accounted for approximately 34%, 28%, and 11% of our 2021 total revenue, respectively. In addition, three customers accounted for approximately 63% of our accounts receivable as of December 31, 2021. These three customers individually accounted for approximately 38%, 13%, and 12% of our total accounts receivables. Accordingly, any factor adversely affecting sales generally in these customers (such as competitive pressures, declining sales, or store closings, among others), or any reduction or elimination by these customers of carrying our products, could adversely affect our business, financial condition and the result of our operations.

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

Our products are primarily manufactured in our facilities in Paramount, California, Albuquerque, New Mexico, Youngstown, Ohio and Prossedi, Italy and any damage or disruption at these facilities may harm our business.

A significant portion of our operations are located in our Paramount, California, Albuquerque, New Mexico, Youngstown, Ohio and Prossedi, Italy facilities. A natural disaster, fire, power interruption, work stoppage, outbreaks of pandemics or contagious diseases (such as the recent coronavirus (COVID-19) pandemic) or other calamity at one or both of these facilities would significantly disrupt our ability to deliver products and operate our business. If any material amount of machinery or inventory were damaged, we may be unable to meet our contractual obligations and to predict when, if at all, we could replace or repair such machinery, which could adversely affect our business, financial condition and operating results.

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

Our corporate offices, research and development functions, and certain manufacturing and processing functions are located in Paramount, California, Albuquerque, New Mexico, Youngstown, Ohio and Prossedi, Italy. The impact of a major natural disaster in these areas on our facilities and overall operations is difficult to predict, but a natural disaster could disrupt our business. Our insurance may not adequately cover losses and expenses in the event of such a natural disaster. As a result, natural disasters could lead to substantial losses.

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

Although we have grown rapidly over the last several years, our revenue growth rate may slow over time for a number of reasons, including increasing competition, market saturation, slowing demand for our offerings, increasing regulatory costs and challenges, the impact of COVID-19, and failure to capitalize on growth opportunities.

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

Our success depends in part on our ability to attract, train and retain a sufficient number of employees who understand and appreciate our culture and can represent our brand effectively and establish credibility with our business partners and customers. We believe a critical component of our success has been our company culture and long-standing core values. We have invested substantial time and resources in building our team. Furthermore, as sales grow and customers are acquired, we will need to add employees to serve in the production, finance and accounting, and sales and marketing functions. If we are unable to hire and retain employees capable of meeting our business needs and expectations, or if we fail to preserve our company culture among a larger number of employees dispersed in various geographic regions as we continue to grow and develop the infrastructure associated with being a public company, our business and brand image may be impaired. Any failure to meet staffing needs or any material increase in turnover rates of employees may adversely affect our business, results of operations and financial condition.

In order to meet demand, we rely on temporary employees procured through staffing agencies. In the future, we may be unable to attract and retain employees with the required skills, whether or not through staffing agencies, which could impact our ability to expand operations or meet customer demand.

We may be unable to sustain our revenue growth rate and, as our costs increase, generate sufficient revenue to return to profitability over the long term.

From 2020 to 2021, our revenue grew from $148.5 million to $213.4 million, which represents a year over year growth rate of 43.7%. We expect that, in the future, our revenue growth rate will decline, and we may not be able to generate sufficient revenue to sustain profitability. We also anticipate that our operating expenses and capital expenditures will increase substantially in the foreseeable future as we invest to increase our customer base, expand our marketing channels, invest in distribution and manufacturing facilities, pursue expansion, hire additional employees, and enhance our technology and production capabilities. In addition, commencing in the fourth quarter of Fiscal 2020, we began incurring additional costs as a public company, which will continue. These expansion efforts may prove more expensive than anticipated and may not succeed in increasing revenues and margins sufficiently to offset the anticipated higher expenses. We incur significant expenses in developing our innovative products, securing an adequate supply of raw materials, obtaining and storing ingredients and other products and marketing the products we offer. In addition, many expenses, including some of the costs associated with existing and any future manufacturing facilities, are fixed. Accordingly, we may not be able to return to profitability, and may continue to incur losses in the foreseeable future.

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

We believe that our intellectual property has substantial value and has contributed significantly to the success of our business. Our trademarks, including “Tattooed Chef” and “People Who Give a Crop”, are valuable assets that reinforce our brand and consumers’ favorable perception of our products. We also rely on unpatented proprietary expertise, recipes and formulations and trade secret protection to develop and maintain our competitive position. Our continued success depends, to a significant degree, upon our ability to protect and preserve our intellectual property, including our trademarks, trade dress, and trade secrets. We rely on confidentiality agreements and trademark and trade secret law to protect our intellectual property rights. As of the date of this Annual Report on Form 10-K, we do not have any issued patents and have forgone pursuing any patent applications. As a result, we cannot rely on any protection provided under applicable patent laws.

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

Our future success depends on our ability to implement our growth strategy of expanding supply and distribution, improving placement of our products, attracting new consumers to our brand and introducing new products and product extensions, and expanding into new geographic markets. Our ability to implement this growth strategy depends, among other things, on our ability to:

●	manage relationships with various suppliers, brokers, customers and other third parties, and expend time and effort to integrate new suppliers, distributors and customers into our fulfillment operations;

●	continue to compete in the retail channel;

●	increase the brand recognition of Tattooed Chef;

●	expand and maintain brand loyalty;

●	develop new product lines and extensions;

●	successfully integrate any acquired companies or additional production capacity (see “Future acquisitions or investments could disrupt our business and harm our financial condition”); and

●	expand into new geographic markets.

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

We have grown rapidly and anticipate further growth. For example, our revenue increased from $148.5 million in 2020 to $213.4 million in 2021. Our full-time employee count at December 31, 2021 (including employees hired through staffing agencies) was approximately 800, compared to approximately 500 at December 31, 2020. This growth has placed significant demands on our management, financial, operational, technological and other resources. The anticipated growth and expansion of our business and our product offerings will continue to place significant demands on our management and operations teams and require significant additional resources to meet our needs, which may not be available in a cost-effective manner, or at all. If we do not effectively manage our growth, we may not be able to execute on our business plan, respond to competitive pressures, take advantage of market opportunities, satisfy customer requirements or maintain high-quality product offerings, any of which could harm our business, brand, results of operations and financial condition.

Ingredient, packaging, freight and storage costs are volatile and may rise significantly, which may negatively impact the profitability of our business.

We purchase large quantities of raw materials outside of the United States, including from Italy and Brazil. In addition, we purchase and use significant quantities of cardboard, film, and plastic to package our products.

Costs of ingredients, packaging, freight and storage are volatile and can fluctuate due to conditions that are difficult to predict, including global competition for resources, weather conditions, consumer demand and changes in governmental trade and agricultural programs. Volatility in the prices of raw materials and other supplies we purchase and in the freight and storage cost could increase our cost of sales and reduce our profitability. Moreover, we may not be able to implement price increases for our products to cover any increased costs, and any price increases we do implement may result in lower sales volumes. If we are not successful in managing our ingredient, packaging, freight and storage costs, if we are unable to increase our prices to cover increased costs or if these price increases reduce sales volumes, then these increases in costs could adversely affect our business, results of operations and financial condition.

Our operations in United States may be exposed to inflation risk, which could adversely affect our results of operations.

In the latter part of fiscal 2021 and the early part of fiscal 2022, some of our ingredients, packaging, freight and storage costs have increased at a rapid rate. We expect the pressures of cost inflation to continue into fiscal 2022. In addition, the escalation of the conflict between Russia and Ukraine, including international sanctions in response to that conflict, could result in further inflationary pressures and increase disruption to supply chains, all of which could result in additional increases in our ingredients, packaging, freight and storage costs.

The Company uses a variety of strategies to seek to offset the cost inflation. However, we may not be able to generate sufficient productivity improvements or implement price increases to fully offset these cost increases, or do so on an acceptable timeline. Our inability or failure to do so could harm our business, results of operations and financial condition.

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

We offer sales discounts and promotions through various programs to customers that may occasionally result in reduced revenues or margins. These programs include in-store demonstrations, product discounts, temporary on shelf price reductions, off-invoice discounts, sales samples, retailer promotions, product coupons, and other trade activities we may implement in the future, depending on the customer. We anticipate needing to offer more trade and promotion discounting in order to grow the Tattooed Chef brand, primarily within the conventional retail channel. At times, these promotional activities may adversely affect our revenues and results of operations.

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

We are dependent on various information technology systems, including, but not limited to, networks, applications and outsourced services in connection with the operation of its business. A failure of our information technology systems to perform as we anticipate could disrupt our business and result in transaction errors, processing inefficiencies and loss of sales, causing our business to suffer. In addition, our information technology systems may be vulnerable to damage or interruption from circumstances beyond our control, including fire, natural disasters, systems failures, viruses and security breaches. As of December 31, 2021, we didn’t have any cyber breaches occurred. However any such damage or interruption could adversely affect our business.

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

We utilize food brokers to assist in establishing and maintaining relationships with certain key customers, which represent the bulk of our revenue. We have written agreements with several different brokers, each of whom facilitates our relationship with a different key customer. Pursuant to these agreements, our brokers are entitled to a commission based on the revenue they facilitate between us and our key customers. Commissions range from 1.5% to 3.0% of sales, with the exception of one broker to whom we owe commissions up to 5.0% until sales through that broker exceed a certain threshold. The loss of any one of these food brokers could negatively impact the customer relationship resulting in our business, results of operation and financial condition being adversely affected.

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

Ineffective internal control over financial reporting could result in errors or misstatements in our financial statements, reduce investor confidence, and adversely impact our stock price. As discussed in Part II, Item 9A “Controls and Procedures” in this Annual Report on Form 10-K, in connection with the audit of our consolidated financial statements as of and for the year ended December 31, 2021, we have identified a number of material weaknesses in our internal controls over financial reporting, including not maintaining appropriately designed entity-level controls impacting the control environment, risk assessment procedures and effective monitoring controls to prevent or detect material misstatements to the consolidated financial statements. These deficiencies were attributed to:

●	Insufficient number of qualified resources and inadequate oversight and accountability over the performance of controls;

●	Ineffective assessment and identification of risks impacting internal control over financial reporting; and,

●	Ineffective monitoring controls, as the Company did not effectively evaluate whether the components of internal control were present and functioning.

Additionally, we did not adequately design and implement effective control activities, general controls over information technology and effective policies and procedures, resulting in additional material weaknesses within certain business processes. These deficiencies attributed to the following individual control activities:

●	Information system logical access and change management within certain key financial systems

●	Accounting policies and procedures and related controls over significant, unusual, and complex transactions, including business combinations

●	Controls over the tracking and accounting of promotional allowances granted to customers, including applicable adjustments to revenue for related variable consideration

●	Controls over the accounting for income taxes

●	Segregation of duties with respect to the review of account reconciliations and creation and posting of manual journal entries

●	Accounting policies and procedures and related controls over the presentation and disclosures in the consolidated financial statements, including controls over the completeness and accuracy of underlying data to support the amounts presented in accordance with the applicable financial reporting requirements

The deficiencies above resulted in material errors in our previously issued financial statements for the 2021 first, second, and third quarters. Internal controls over financial reporting are important to accurately reflect our financial position and results of operations in our financial reports.

We are in the process of remediating the material weaknesses. If the additional controls and processes that we have implemented while we work to remediate the material weakness are not sufficient, or if we identify additional control deficiencies that individually or together constitute significant deficiencies or material weaknesses, our ability to accurately record, process, and report financial information and consequently, our ability to prepare financial statements within required time periods, could be adversely affected. Failure to properly remediate the material weaknesses or the discovery of additional control deficiencies could result in violations of applicable securities laws, stock exchange listing requirements, subject us to litigation and investigations, negatively affect investor confidence in our financial statements, and adversely impact our stock price and ability to access capital markets.

We need to implement an Enterprise Resource Planning (“ERP”) system. Significant additional costs, cost overruns and delays in connection with the implementation of an ERP system may adversely affect results of operations.

We are in the process of implementing a company-wide ERP system. Ittella International, our major subsidiary, has completed the initial installation and implementation and started operating under the ERP system in January 2022. We will implement the ERP system to the remaining active subsidiaries. This is a lengthy and expensive process that will result in a diversion of resources from other operations. Any disruptions, delays or deficiencies in the design and/or implementation of the new ERP system, particularly any disruptions, delays or deficiencies that impact operations, could adversely affect our ability to run and manage our business effectively.

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

Our operations are subject to extensive regulation by the FDA, FTC, and other foreign, federal, state and local authorities. Specifically, for products manufactured or sold in the United States, we are subject to the requirements of the Federal Food, Drug and Cosmetic Act and regulations promulgated thereunder by the FDA. This comprehensive regulatory program governs, among other things, the manufacturing, composition and ingredients, packaging, labeling and safety of food. Under this program, the FDA requires that facilities that manufacture food products comply with a range of requirements, including hazard analysis and preventive controls regulations, current good manufacturing practices, or cGMPs, and supplier verification requirements including foreign supplier verification program. Our processing facilities, as well as those of our suppliers, are subject to periodic inspection by foreign, federal, state and local authorities. We do not control the manufacturing processes of, and rely upon, suppliers for compliance with cGMPs for the manufacturing of some products by our suppliers. If we or our suppliers cannot successfully manufacture products that conform to our specifications and the strict regulatory requirements of the FDA or other regulators, we or our suppliers may be subject to adverse inspectional findings or enforcement actions, which could impact our ability to market our products, could result in our suppliers’ inability to continue manufacturing for us, or could result in a recall of our product that has already been distributed. In addition, we rely upon our suppliers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable state, local or foreign regulatory authority determines that we or our suppliers have not complied with the applicable regulatory requirements, our business may be impacted. The FTC and other authorities regulate how we market and advertise our products, and we could be the target of claims relating to alleged false or deceptive advertising under federal, state, and foreign laws and regulations. Changes in these laws or regulations or the introduction of new laws or regulations could increase the costs of doing business for us or our customers or suppliers or restrict our actions, causing our operating results to be adversely affected.

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

Failure by us or our suppliers to comply with applicable laws and regulations or maintain permits, licenses or registrations relating to us or our suppliers’ operations could subject us to civil remedies or penalties, including fines, injunctions, recalls, withdraw or seizures, warning letters, restrictions on the marketing or manufacturing of products, or refusals to permit the import or export of products, as well as potential criminal sanctions, which could result in increased operating costs resulting in an adverse effect on our operating results and business.

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

If our suppliers fail to comply with food safety, environmental or other laws and regulations, or face allegations of non-compliance, their operations may be disrupted. Additionally, our suppliers are required to maintain the quality of our products and to comply with our product specifications, and these suppliers must supply ingredients that meet quality standards. In the event of actual or alleged non-compliance, our supply of raw materials or finished inventory could be disrupted, or our costs could increase, which would adversely affect our business, results of operations and financial condition. The failure of any supplier to produce products that conform to our standards could adversely affect our reputation in the marketplace and result in product recalls, product liability claims and economic loss. Additionally, actions we may take to mitigate the impact of any disruption or potential disruption in the supply of raw materials or finished inventory, including increasing inventory in anticipation of a potential supply or production interruption, may adversely affect our business, results of operations and financial condition.

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

Risk Factors Relating to Ownership of Our Securities

Mr. Galletti has significant influence or control over us, and his interests may conflict with those of other stockholders.

As of December 31, 2021, Mr. Galletti and Project Lily LLC, which is controlled by Mr. Galletti, own approximately 38.2% of our outstanding common stock. As such, Mr. Galletti has significant influence, including over the election of the members of our Board, and thereby may significantly influence our policies and operations, including the appointment of management, future issuances of our common stock or other securities, the payment of dividends, if any, the incurrence or modification of debt, amendments to our certificate of incorporation and bylaws, and the entering into of extraordinary transactions, and Mr. Galletti’s interests may not in all cases be aligned with those of other stockholders.

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

We filed on November 5, 2020 a registration statement with the SEC covering the resale of up to 46,605,329 shares of our common stock, par value $0.0001 per share, warrants included in the private placement units issued in the concurrent placement at the time of our initial public offering to purchase up to 655,000 shares of common stock (“Private Placement Warrants”), and up to 20,000,000 shares of common stock underlying the warrants included in the units issued in our initial public offering (“Public Warrants”). These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. As of December 31, 2021, all of the public warrants have been exercised and sold. As of December 31, 2021, private placement warrants to purchase up to 115,160 shares of our common stock remained outstanding. See Note 18 to the consolidated financial statements that appear elsewhere in this Annual Report on Form 10-K.

General Risk Factors

The COVID-19 pandemic could adversely impact our business, results of operations and financial condition.

 Although we have experienced challenges in connection with the COVID-19 pandemic, including slowdowns of our production facilities, employee illnesses, and increased costs, the pandemic has not to-date had a net negative impact on our liquidity or results of operations. However, the continued spread of COVID-19 could negatively impact our business, financial condition, and results of operations in a number of ways in the future. These impacts could include, but are not limited to:

●	shutdowns or slowdowns of one or more of our production facilities;

●	disruptions in our supply chain and in our ability to obtain ingredients, packaging, and other sourced materials due to labor shortages, governmental restrictions, or the failure of our suppliers, distributors, or manufacturers to meet their obligations to us;

●	continued increases in ingredients packaging, freight and storage costs;

●	the inability of a significant portion of our workforce, including our management team, to work as a result of illness or government restrictions;

●	shifts and volatility in consumer spending and purchasing behaviors; and

The duration and extent of the impact from the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of the virus, the emergence and spread of variants, infection rates in areas where we operate, the extent and effectiveness of containment actions, including the continued availability and effectiveness of vaccines in the markets where we operate, and the impact of these and other factors on our employees, customers, suppliers, distributors, and manufacturers. Should these conditions persist for a prolonged period, the COVID-19 pandemic, including any of the above factors and others that are currently unknown, could have a material adverse effect on our business, financial condition, and results of operations. The impact of the COVID-19 pandemic may also have the effect of heightening many of the other risks and uncertainties described in this “Risk Factors” section.

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

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. Although we haven’t occurred any cyber breaches, such incidents could have a material adverse effect on us in the future. In order to address risks to our information systems, we continue to make investments in personnel, technologies and training. Data protection laws and regulations around the world often require “reasonable,” “appropriate” or “adequate” technical and organizational security measures, and the interpretation and application of those laws and regulations are often uncertain and evolving; there can be no assurance that our security measures will be deemed adequate, appropriate or reasonable by a regulator or court. Moreover, even security measures that are deemed appropriate, reasonable or in accordance with applicable legal requirements may not be able to protect the information we maintain. In addition to potential fines, we could be subject to mandatory corrective action due to a cybersecurity incident, which could adversely affect our business operations and result in substantial costs for years to come. We maintain an information risk management program which is supervised by information technology management. As part of this program, we provide security trainings to employees and regularly monitor the systems to identify any emerging risks, as well as present to our senior management. As an early-stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

Disruptions in the worldwide economy may adversely affect our business, results of operations and financial condition.

The global economy can be negatively impacted by a variety of factors such as the spread or fear of spread of contagious diseases (such as the recent COVID-19 pandemic) in locations where our products are sold, man-made or natural disasters, actual or threatened war (such as the escalation in conflict between Russia and Ukraine), terrorist activity, political unrest, civil strife and other geopolitical uncertainty. In addition, Italian operations could be affected by criminal violence, primarily due to the activities of organized crime that Italy has experienced and may continue to experience. These adverse and uncertain economic conditions may impact distributor, retailer, foodservice and consumer demand for our products. In addition, our ability to manage normal commercial relationships with our suppliers, distributors, customers and consumers and creditors may suffer. Consumers may shift purchases to lower-priced or other perceived value offerings during economic downturns as a result of various factors, including job losses, inflation, higher taxes, reduced access to credit, change in federal economic policy and international trade disputes. A decrease in consumer discretionary spending may also result in consumers reducing the frequency and amount spent on food prepared away from home. Distributors and customers may become more conservative in response to these conditions and seek to reduce their inventories. Our results of operations depend upon, among other things, our ability to maintain and increase sales volume with our existing customers, our ability to attract new consumers, the financial condition of consumers and our ability to provide products that appeal to consumers at the right price. Decreases in demand for products without a corresponding decrease in costs would put downward pressure on margins and would negatively impact financial results. Prolonged unfavorable economic conditions or uncertainty may adversely affect our sales and profitability and may result in consumers making long-lasting changes to their discretionary spending behavior on a more permanent basis.

Future acquisitions or investments could disrupt our business and harm our financial condition.

In the future, we may continually pursue acquisitions of companies or of production capacity or make investments that we believe will help us achieve our strategic objectives. Although we completed three acquisitions including two business acquisitions (See Note 11 to the consolidated financial statements that appear elsewhere in this Annual Report on Form 10-K) in the United States and one asset purchase in Italy during 2021, the Company’s management team still lacks significant experience negotiating acquisitions of other companies and integrating acquired companies. We may not be able to find suitable acquisition candidates, and even if we do, we may not be able to complete acquisitions on favorable terms, if at all. If we do complete acquisitions, we may not ultimately achieve our goals or realize anticipated benefits. Pursuing acquisitions and any integration process related to acquisitions will require significant time and resources and could divert management time and focus from operation of our then-existing business, and we may not be able to manage the process successfully. Any acquisitions we complete could be viewed negatively by customers or consumers. An acquisition, investment or business relationship may result in unforeseen operating difficulties and expenditures, including disrupting ongoing operations and subjecting us to additional liabilities, increasing expenses, and adversely impacting our business, financial condition and operating results. Moreover, we may be exposed to unknown liabilities related to the acquired company or product, and the anticipated benefits of any acquisition, investment or business relationship may not be realized if, for example, we fail to successfully integrate an acquisition into our business. To pay for any such acquisitions, we would have to use cash, incur debt, or issue equity securities, each of which may affect our financial condition or value. If we incur more debt it would result in increased fixed obligations and could also subject us to covenants or other restrictions that would impede our ability to manage our operations. Our acquisition strategy could require significant management attention, disrupt our business and harm our business, financial condition and results of operations.

Climate change may negatively affect our business and operations.

There is growing concern that carbon dioxide and other greenhouse gases in the atmosphere may have an adverse impact on global temperatures, weather patterns, and the frequency and severity of extreme weather and natural disasters. In the event that such climate change has a negative effect on agricultural productivity, we may be subject to decreased availability or less favorable pricing for certain commodities that are necessary for our products, such as cauliflower, zucchini, carrots, and a wide array of other vegetables. Adverse weather conditions and natural disasters can reduce crop size and crop quality, which in turn could reduce our supplies of raw materials, lower recoveries of usable raw materials, increase the prices of our raw materials, increase our cost of transporting and storing raw materials, or disrupt our production schedules.

We may also be subjected to decreased availability or less favorable pricing for water as a result of such change, which could impact our manufacturing and distribution operations. In addition, natural disasters and extreme weather conditions may disrupt the productivity of our facilities or the operation of our supply chain. The increasing concern over climate change also may result in more regional, federal, and/or global legal and regulatory requirements to reduce or mitigate the effects of greenhouse gases. In the event that such regulation is enacted and is more aggressive than the sustainability measures that we are currently undertaking to monitor our emissions and improve our energy efficiency, we may experience significant increases in our costs of operation and delivery. In particular, increasing regulation of fuel emissions could substantially increase the distribution and supply chain costs associated with our products. As a result, climate change could negatively affect our business and operations.

The United Kingdom’s withdrawal from the European Union (“Brexit”) may negatively affect global economic conditions, financial markets and our business.

Following a national referendum and enactment of legislation by the government of the United Kingdom, the United Kingdom formally withdrew from the European Union (“Brexit”) on January 31, 2020 and the transition period ended in January 2021. Although Ittella Italy sources raw materials from suppliers located in Italy and other European countries, approximately 98% of Ittella Italy’s sales have been made to the United States. As of December 31, 2021, Brexit has not had a significant impact on us. However, Brexit may continue to adversely affect global economic conditions and the stability of global financial markets, and may significantly reduce global market liquidity, restrict the ability of key market participants to operate in certain financial markets, restrict our access to capital, or negatively impact the financial conditions in Italy. Any of these factors could adversely affect our business, financial condition and results of operations.

Any increase in interest rates may negatively affect our net operating results.

We maintain a level of debt that we consider prudent based on our cash flows, interest coverage ratio and percentage of debt to capital. This exposes us to adverse changes in interest rates during times, if any, that we avail ourselves of our credit facility. On December 31, 2021, the United Kingdom’s Financial Conduct Authority, the governing body responsible for regulating the London Interbank Offered Rate (“LIBOR”), ceased to publish certain LIBOR reference rates. However, other LIBOR reference rates, including U.S. dollar overnight, 1-month, 3-month, 6-month and 12-month maturities, will continue to be published through June 2023. In preparation for the discontinuation of LIBOR, we will amend, our LIBOR-referencing agreements to either reference the Secured Overnight Financing Rate or include mechanics for selecting an alternative rate, but it is possible that these changes may have an adverse impact on our financing costs as compared to LIBOR in the long term.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal properties include our manufacturing and storage facilities, as well as our corporate headquarters.

We lease processing facilities in Paramount, California, Albuquerque, New Mexico, Youngstown, Ohio and have an office suite lease in San Pedro, California. The Paramount facility also serves as our headquarters. Ittella Properties, a related entity controlled by Mr. Galletti, owns one of the buildings that comprise the Paramount facility and Deluna, a related party controlled by Mr. Galletti, owns the San Pedro building. We believe that the lease terms with Ittella Properties and Deluna are on an arms-length basis.

 In April 2021, we acquired the processing facility in Prossedi, Italy with approximately 7.0 acres of land and over 100,000 square feet manufacturing facility with machinery and equipment. In December 2021, we leased a small cold storage facility in Ceccano, Italy, which allows us to better manage inventory and take advantage of seasonal purchases of raw materials during the peak harvest season.

 On November 12, 2021, we entered into a 10-year lease expiring December 31, 2031 with two 5-year renewal options. Under the terms of the lease, we will lease approximately 46,510 square feet freestanding industrial building situated on 76,230 square feet of land for our distribution center in Vernon, California. Due to the owner is still occupying and cleaning up the facility, the lease commence date is to be determined by both parties. We expect it will start at the beginning of the second quarter of 2022.

In addition, we lease various cold storage spaces in the US which allows for effective promoting and presenting our products to more wide and distant markets.

We believe that our current facilities are adequate to meet ongoing needs and that, if we require additional space, we will be able to obtain additional facilities on commercially reasonable terms.

Item 3. Legal Proceedings.

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.

An indirect subsidiary of ours, Ittella Italy, is involved in certain litigation related to the death of an independent contractor who fell off of the roof of Ittella Italy’s premises while performing pest control services. The case was brought by five relatives of the deceased worker. The five plaintiffs are seeking collectively 1,869,000 Euros (approximately $2.1 million as of December 31, 2021) from the defendants. In addition to Ittella Italy, the pest control company for which the deceased was working at the time of the accident is a co-defendant. Furthermore, under Italian law, the president of an Italian company is automatically criminally charged if a workplace death occurs on site. Ittella Italy has engaged local counsel, and while local counsel does not believe it is probable that Ittella Italy or its president will be found culpable, Ittella Italy cannot predict the ultimate outcome of the litigation. Procedurally, the case remains in a very early stage of the litigation. Ultimately, a trial will be required to determine if the defendants are liable, and if they are liable, a second separate proceeding will be required to establish the amount of damages owed by each of the co-defendants. Both co-defendants have insurance policies that may be at issue in the case. Ittella Italy believes any required payment could be covered by its insurance policy; however, it is not possible to determine the amount at which the insurance company will reimburse Ittella Italy or whether any reimbursement will be received at all. Based on information received from its Italian lawyers, Ittella Italy believes that the litigation may continue for a number of years before it is finally resolved.

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

Holders

As of March 10, 2022, there were 34 holders of record of our shares of common stock. The actual number of stockholders of our common stock is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares of common stock are held in street name by banks, brokers and other nominees.

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

Recent Sales of Unregistered Equity Securities

On October 22, 2021, we entered into an agreement to acquire substantially all of the assets and assume certain liabilities from Belmont (See Note 11 to the consolidated financial statements that appear elsewhere in this Annual Report on Form 10-K). We issued 241,546 shares of our common stock to the sole stockholder of Belmont as partial consideration for the transaction. The value of issued shares amounted to approximately $4.00 million. The number of shares payable at closing was determined based on the average closing price of our common stock over the three days preceding the closing date of the acquisition (December 21, 2021). The shares were issued pursuant to and in accordance with exemptions from registration under the Securities Act, under Section 4(a)(2) of and/or Regulation D promulgated under the Securities Act.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes that appear elsewhere in this Annual Report on Form 10-K. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements as a result of various factors, including those set forth in Part I, Item 1A, “Risk Factors” and under the heading “Cautionary Note Regarding Forward-Looking Statements” elsewhere in this Annual Report on Form 10-K.

Prior to October 15, 2020, we were known as Forum Merger II Corporation. On October 15, 2020, Forum completed the Business Combination with Myjojo, Inc., a private company.

The Business Combination was accounted for as a reverse merger in accordance with GAAP. Under this method of accounting, Forum was treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the financial statements of the combined entity, including those included in this Annual Report, represent a continuation of the financial statements of Ittella Parent with the acquisition being treated as the equivalent of Ittella Parent issuing stock for the net assets of Forum, accompanied by a recapitalization. The net assets of Forum are stated at historical cost, with no goodwill or other intangible assets recorded.

Overview

We are a rapidly growing plant-based food company with operations in the United States and Italy, offering a broad portfolio of frozen, plant-based food products in private label and under the “Tattooed Chef” brand. We provide plant-based meals and snacks including, but not limited to, acai and smoothie bowls, zucchini spirals, riced cauliflower, burritos, vegetable bowls and cauliflower crust pizza, to leading club store and food retailers in the United States.

Our revenue in Fiscal 2021 was $213.4 million, which represents a 43.7% increase from Fiscal 2020 revenue of $148.5 million. As of December 31, 2021, our products were sold in approximately 14,000 retail outlets in the United States. Our innovative plant-based products offer consumers a diverse portfolio of wholesome, clean label items that are convenient, without sacrificing on quality, nutritional value or freshness and that are great tasting.

During Fiscal 2021, we sold a substantial portion of our products to three customers, which accounted for approximately 73% of Fiscal 2021 revenue. These three customers individually accounted for approximately 34%, 28%, and 11% of our Fiscal 2021 total revenue, respectively. Management believes our relationships with these customers are strong, and none have indicated any intent to cease or reduce the volume of business they do with us. As we grow “Tattooed Chef,” we continue to expand our sales and marketing team by adding more dedicated personnel to service additional retail customers and adding outside sales representatives and/or brokers to extend our sales efforts. These efforts to add retail customers could partially mitigate customer concentration risk.

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

●

Revenue Strategy — Up until the end of 2019, our revenue growth strategy was private label products, but starting at the beginning of 2020, our strategy is to grow sales of “Tattooed Chef” branded products, which have increased from approximately 57% of revenue in Fiscal 2020 to approximately 63% of revenue in Fiscal 2021. We expect growth of “Tattooed Chef” sales to continue to outpace that of private label, which will require us to execute our detailed marketing strategy.

●	Long-Term Consumer Trends, and Demand — We participate in the $55 billion North American frozen food category. We believe our innovative food offerings converge with consumer trends and demands for great-tasting, wholesome, plant-based foods made from sustainably sourced ingredients, including preferences for flexitarian, vegetarian, vegan, organic, and gluten-free lifestyles. We expect consumer trends towards these healthier lifestyles to continue.

●	Competition — We compete with companies that operate in the highly competitive plant-based and frozen food segments, many of which have substantially greater financial resources, more comprehensive product lines, broader market presence, longer-standing relationships with distributors, retailers, and suppliers, longer operating histories, greater production and distribution capabilities, stronger brand recognition and greater marketing resources than us. We believe that principal competitive factors in this category include, among others, taste, nutritional profile, ingredients, cost and convenience.

●	Operating Costs — Our operating costs include raw materials, direct labor and other wages and related benefits, manufacturing overhead, selling, distribution, and other general and administrative expenses. We manage the impact of these operating costs on our business through select raw material contracts with growers and cooperatives in Italy that allow us to better control ingredient costs.

●	Sales and Marketing Costs — As we continue to grow our “Tattooed Chef” product portfolio, we expect to further expand our sales and marketing team by adding more dedicated personnel to service additional retail customers. We continue to add outside sales representatives and/or brokers to extend our sales efforts. Marketing expenditures are expected to be primarily on product demonstration allowances, slotting fees (as we expand to additional retail grocery stores) and other similar in-store marketing costs. Some of these expenses will be categorized as net deductions to revenue under GAAP as opposed to marketing expense. We have also hired a national marketing firm to implement campaigns for digital video and display, connected television, social media and search engine marketing. As we expand and grow revenue, we started and continue to build out a brand management team (to support Ms. Galletti, who currently oversees all “Tattooed Chef” marketing efforts) to focus on digital marketing, social media and other marketing functions.

●	Commodity Trends — Our profitability depends, among other things, on our ability to anticipate and react to raw material and food costs. We source our vegetables from a number of growing regions within Italy, and North and South America. The prices of vegetables are subject to many factors beyond our control, such as the number and size of growers that produce crops, the vagaries of these farming businesses (including poor harvests due to adverse weather conditions, natural disasters and pestilence), changes in national or world economic conditions, political events, tariffs, trade wars or other conditions in Italy, North America, or South America.

●

Debt Obligations — We regularly evaluate our debt obligations, which primarily consist of a revolving line of credit facility in United States used to finance working capital requirements. The line of credit outstanding balance was $0 million as of both December 31, 2021 and 2020. The borrowing base is $25.0 million. Ittella Italy entered into several line of credits and notes used for working capital requirements. Additionally, Ittella Properties, LLC and Karsten have notes with financial institution through financing arrangements. (See note 17 to the consolidated financial statements that appear elsewhere in this Annual Report on Form 10-K).

●

Currency Hedging — We currently incur some costs and expenses in Euros and expect in the future to incur additional costs and expenses in that currency. As a result, revenues and results of operations are subject to foreign exchange fluctuations. We utilize currency hedging (or purchase forward currency contracts) to mitigate currency exchange rate fluctuations.

●	Acquisitions — Although our growth to date has been achieved primarily from our organic business rather than growth through acquisitions, we made two strategic business acquisitions in 2021 and are considering additional acquisition opportunities that are strategically aligned with our mission and needs.

●	COVID-19 — The World Health Organization declared COVID-19 to constitute a “Public Health Emergency of International Concern” on January 30, 2020 and finally characterized it as a “pandemic” on March 11, 2020. This corresponds closely with the beginning of COVID-19’s impact on the consumption, distribution and production of our products. We have taken and are continuing to take necessary preventive actions and implementing additional measures to protect our employees who are working on and off site, including implementing a series of physical distancing and hygienic practices to further support the health and safety of our employees in compliance with suggested Personal Protective Equipment per United States Centers for Disease Control and World Health Organization guidelines, including mandatory face coverings, increased hand washing and significantly increased sanitation of hard surfaces. Generally, producers of food products have been deemed “essential industries” by federal, state, and local governments and are exempt from certain COVID-19-related restrictions on business operations. Our management team continues to meet regularly and monitor customer and consumer demands, in addition to guidance from local, national, and international health agencies, and will adapt our plans as needed to continue to meet these demands. While the ultimate health and economic impact of the COVID-19 pandemic are highly uncertain, we believe that our business operations and results of operations, including revenue, earnings and cash flows, will not be adversely impacted, in a material way, during 2022.

To help mitigate any potential impact of COVID-19 on our business operations and results thereof, we have diversified our suppliers of raw materials and keep close contact with them to anticipate any problems with keeping up with the demand for our products. We have expanded our supplier base so that we no longer rely on a sole source supplier for any of our raw materials. In this way, we are able to ensure we are getting competitive prices and reduce the risk of supply interruptions. To date, there has been no impact on our liquidity, and we have not needed to raise capital, reduce our capital expenditures, or modify any terms or contractual arrangements in response to COVID-19. Except for the preventative and protective measures described above, any changes in our operations have been due to the growth of our business, which was planned prior to the pandemic.

Use of Adjusted EBITDA

We seek to achieve profitable, long term growth by monitoring and analyzing key operating metrics, including Adjusted EBITDA, as defined below in “Non-GAAP Financial Measures”. Our management uses this non-GAAP financial metric and related computations to evaluate and manage our business and to plan and make near and long-term operating and strategic decisions. Our management team believes this non-GAAP financial metric is useful to investors to provide supplemental information in addition to the GAAP financial results. Management reviews the use of our primary key operating metrics from time-to-time. Adjusted EBITDA is not intended to be a substitute for any GAAP financial measure and, as calculated, may not be comparable to similarly titled measures of performance of other companies in other industries or within the same industry. Our management team believes it is useful to provide investors with the same financial information that it uses internally to make comparisons of historical operating results, identify trends in underlying operating results, and evaluate our business. Reconciliations between GAAP and non-GAAP financial measures are provided in “Non-GAAP Financial Measures,” which appears later in this section.

Results of Operations

The following table sets forth selected items in our consolidated financial data in dollar amounts and as a percentage of revenue for the period represented:

Fiscal Year Ended December 31, 2021 Compared to Fiscal Year Ended December 31, 2020 and 2019

	Fiscal Year Ended December 31,
	2021	2020	2019	2021	2020	2019
	(dollars in thousands)
Revenues	213,430	148,498	84,918	100%	100%	100%
Cost of goods sold	191,318	126,818	71,733	89.6%	85.4%	84.5%
Gross profit	22,112	21,680	13,185	10.4%	14.6%	15.5%
Operating expenses	59,109	31,633	7,127	27.7%	21.3%	8.4%
Income (loss) from operations	(36,997)	(9,953)	6,058	(17.3%)	(6.7%)	7.1%
Other income, interest (expense), net	(2,483)	38,699	(494)	(1.2%)	26.1%	(0.6%)
Income before provision for income taxes	(39,480)	28,746	5,564	(18.5%)	19.4%	6.6%
Income tax benefit (expense)	(47,924)	40,278	(154)	(22.5%)	27.1%	(0.2%)
Net income	(87,404)	69,024	5,410	(41.0%)	46.5%	6.4%
Other comprehensive income (loss), net	(954)	777	(174)	(0.4%)	0.5%	(0.2%)
Adjusted EBITDA	(26,095)	8,483	6,716	(12.2%)	5.7%	7.9%

Results of Operations for the Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020.

Revenue

Revenue increased by $64.9 million, or 43.7%, to $213.4 million for Fiscal 2021 as compared to $148.5 million for Fiscal 2020. The revenue increase was due to an increase of $47.9 million in volume for Tattooed Chef branded products, primarily driven by expansion in the number of United States distribution points, increased revenue at existing club channel customers and new product introductions. Private label products revenue increased by $12.7 million. Other revenue increased by $4.3 million, mainly driven by the food production service provided by NMFD, which we acquired in May 2021. We anticipate continued growth in Tattooed Chef branded products primarily due to new product introductions, further expansion with current customers and increased sales to new retail customers. While we are primarily focused on growing our branded business, we will continue to support our current private label business and will evaluate new opportunities with private label customers as they arise.

Cost of Goods Sold

Cost of goods sold increased $64.5 million, or 50.9%, to $191.3 million for Fiscal 2021 as compared to $126.8 million for Fiscal 2020. Cost of goods sold as a percentage of revenue, increased to 89.6% for Fiscal 2021 from 85.4% for Fiscal 2020. The increase of cost of goods sold in dollar amount is primarily due to the increase in sales volume and the increase as a percentage of revenue is primarily due to increases in freight and container expenses. Freight and container expenses increased as a percentage of revenue by 2.3% compared to Fiscal 2020. Freight and container expenses were $31.3 million (14.7% of revenue) for Fiscal 2021 compared with $18.4 million (12.4% of revenue) for Fiscal 2020.

Gross Profit and Gross Margin

Gross profit increased $0.4 million, or 2.0%, to $22.1 million for Fiscal 2021 as compared to $21.7 million for Fiscal 2020. Gross margin for Fiscal 2021 was 10.4% as compared to 14.6% for Fiscal 2020. The increase in gross profit is due to higher sales volume. The decrease in gross margin in Fiscal 2021 is attributable to the building out of our infrastructure to support the current and expected growth in operations, increases in raw materials, packaging, and particularly the freight and container costs due to inflation, the acquisition (NMFD and Karsten) in New Mexico that was completed in May 2021 and the acquisition (Belmont) in Ohio that was completed in December 2021. Both NMFD and Belmont currently only manufacture private label products, which have a lower margin when compared to our Tattooed Chef branded products. NMFD is expected to be fully operational and manufacturing both private label and Tattooed Chef branded products during 2022. The Karsten facility is not currently in operation and is expected to become active during the second quarter of 2022. The Karsten facility is expected to manufacture Tattooed Chef branded salty snacks and other alternative Tattoed Chef branded and private label products. Belmont is expected to start manufacturing Tattooed Chef branded products during the second quarter of 2022.

Operating Expenses

Operating expenses increased $27.5 million, or 86.9%, to $59.1 million for Fiscal 2021 as compared to $31.6 million for Fiscal 2020. As a percentage of revenue, total operating expenses increased to 27.7% for Fiscal 2021 from 21.3% for Fiscal 2020.  Compared to Fiscal 2020, the increase for Fiscal 2021 is primarily due to a $12.0 million increase in marketing expenses, a $5.0 million increase in advertising expenses, a $1.2 million increase in sales commission expenses, a $1.6 million increase in post-manufacture cold storage expenses, a $7.3 million increase in professional expenses, a $1.8 million increase in stock compensation expense, a $4.2 million increase in employee payroll benefits and recruiting expense, a $2.0 million increase in general liability insurance, a $0.5 million increase in ERP software expenses, a $0.5 million in resolution of a dispute and related fees, and $3.6 million operating expenses for entities that were newly acquired in Fiscal 2021, offset by a $13.6 million one-time, merger-related compensation expense recognized in Fiscal 2020.

The significant increase in advertising, marketing, sales commission, and post-manufacture cold storage expenses are due to our heavy investment in the Tattooed Chef brand, in order to increase distribution, raise brand awareness, and drive sales in the new stores that are launching our products. The increase in professional expenses is mainly due to the legal, accounting and auditing fees attributable to being a public company since October 15, 2020 and the acquisitions (see Note 11 to the consolidated financial statements that appear elsewhere in this Annual Report on Form 10-K) we completed in 2021. The increase in stock compensation expense, payroll benefits and recruiting expense, and liability insurance expense are primarily due to our efforts to grow our business and expand the Tattooed Chef brand, as well as increased payroll and other administration expenses of recruiting and retaining key employees needed to meet the additional compliance requirements of being a public company. In Fiscal 2021, we spent approximately $0.5 million to start the implementation of an ERP software system to improve our financial reporting control environment.

We expect operating expenses to decrease over time as a percentage of revenue as certain relatively fixed operating expenses will be spread over increasing revenue.

Other Income and Interest Expense, Net

Other income and interest expense, net, reflected a loss of $2.5 million for Fiscal 2021 versus income of $38.7 million for Fiscal 2020. Interest expense decreased by $0.5 million for Fiscal 2021 to $0.3 million versus $0.7 million for Fiscal 2020 due to lower average debt balances outstanding during Fiscal 2021. In Fiscal 2021, we recorded $2.8 million in realized and unrealized net loss on forward foreign currency contracts compared to $1.0 million in realized and unrealized gain in Fiscal 2020. Starting in Fiscal 2020, we have purchased forward foreign currency contracts for the Euro to mitigate potential impact on our manufacturing costs in Italy. In Fiscal 2021, we recognized a $0.6 million gain from warrant liabilities settlements and remeasurements compared to a $1.2 million gain recognized in Fiscal 2020. In Fiscal 2020, we recognized a nonrecurring gain of $37.2 million on settlement of a contingent consideration derivative liability related to the Holdback Shares which was remeasured with changes in fair value recognized in earnings of $37.2 million upon release of the Holdback Shares to certain stockholders in November 2020.

Income Tax Benefit (Expense)

In October 2020, in anticipation of the Business Combination, UMB’s and Ittella International’s prior ownership were exchanged for interests in Myjojo (Delaware) shares.  This taxable pre-merger exchange resulted in a step-up in the tax bases of intangible assets of approximately $140.0 million.  As a result of this transaction, in 2020 Myjojo (Delaware) recorded a one-time tax benefit of $39.3 million resulting from Myjojo (Delaware)’s change in tax status from an S-corporation to a C-corporation.

In Fiscal 2021, management assessed the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the past three-year periods. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth. Primarily based on the objective evidence as described above, a full valuation allowance was recorded on the net deferred tax asset. During Fiscal 2020, we recognized a $47.5 million in deferred tax asset and a $40.3 million tax benefit. During Fiscal 2021, we recorded a full valuation allowance against the deferred tax asset resulting in a corresponding tax expense of $47.9 million. See note 16 to the consolidated financial statements that appear elsewhere in this Annual Report on Form 10-K.

Net (Loss) Income

Net operating results decreased by $156.4 million, to negative $87.4 million for Fiscal 2021 as compared to net income of $69.0 million for Fiscal 2020, due primarily to derivative gain discussed in the section “—Other Income and Interest Expense, Net” and the income tax expense and benefit discussed in the section “—Income Tax Benefit (Expense)”. Excluding the non-recurring gain on derivative related to the settlement of contingently redeemable equity, the one-time tax benefit resulting from the change in tax status, and the one-time compensation expense described in “—Operating Expenses”, the increase of net loss in Fiscal 2021 was mainly driven by the increase in operating expenses and the realized and unrealized loss from forward foreign currency contracts, as discussed above.

Other Comprehensive Income (Loss), Net

Other comprehensive income (loss), net, represents the effect of the Euro currency translation resulting from income statement accounts that are translated to United States dollars based on an average monthly exchange rate. Balance sheet accounts are translated to United States dollars at the balance sheet date. For Fiscal 2021, we recorded loss of $1.0 million on translation versus a $0.8 million gain in Fiscal 2020.

Adjusted EBITDA

Adjusted EBITDA decreased by $34.6 million to negative $26.1 million for Fiscal 2021 as compared to positive $8.5 million for Fiscal 2020. The decline in Adjusted EBITDA was primarily due to a significant increase in spending on sales and marketing expenses to support the growth in revenue and brand recognition for Tattooed Chef, the increase of professional expense related to being a public company, accounting costs and acquisition transaction costs that were not fully present during Fiscal 2020, and the increased payroll and other administration expenses to recruit and retain key employees as discussed above.

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

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

Cost of Goods Sold

Cost of goods sold increased $55.1 million, or 76.8%, to $126.8 million for Fiscal 2020 as compared to $71.7 million for Fiscal 2019, primarily due to the increase in volume of products manufactured, stored and shipped, resulting in increased costs of raw materials (in absolute dollars), direct labor and additional freight and storage costs. Cost of goods sold was relatively flat as a percentage of revenue, constituting 85.4 % of revenue for Fiscal 2020 compared to 84.5% of revenue for Fiscal 2019.

Gross Profit and Gross Margin

Gross profit increased $8.5 million, or 64.4%, to $21.7 million for Fiscal 2020 as compared to $13.2 million for Fiscal 2019. Gross margin for Fiscal 2020 was 14.6% as compared to 15.5% for Fiscal 2019. The slight decrease in gross margin was due to increased cost of raw materials and other manufacturing expenses offset by production efficiencies associated with larger sales volume in Fiscal 2020 compared to Fiscal 2019.

Operating Expenses

Operating expenses increased $24.5 million, or 343.8%, to $31.6 million for Fiscal 2020 as compared to $7.1 million for Fiscal 2019, primarily due to first time grants of stock based compensation; a one-time, merger-related bonus (stock plus cash) to our Chief Operating Officer of approximately $13.0 million; increases in sales and marketing expenses resulting from a shift in focus to building the Tattooed Chef brand; increases in general and administrative expenses resulting from higher wages and related expenses; headcount additions required to manage the increase in revenue, and increased rent due to facility expansion.

Other Income and Interest Expense, Net

Other income and interest expense, net, reflected income of $38.7 million for Fiscal 2020 versus an expense of $0.5 million for Fiscal 2019. The increase is primarily driven by a nonrecurring gain of $37.2 million on settlement of a contingent consideration derivative liability. Interest expense increased by $0.2 million for Fiscal 2020 to $0.7 million versus $0.5 million for Fiscal 2019 due to slightly higher average debt balances outstanding during Fiscal 2020. In Fiscal 2020, we recognized $1.2 million gain from the settlement and remeasurement of warrant liabilities. In Fiscal 2020, we recorded an unrealized gain of $1.0 million on foreign currency contracts that had not been settled as of December 31, 2020, whereby we purchased forward contracts for the Euro to mitigate potential impact on our manufacturing costs in Italy. There was no comparable other income from warrant liabilities and foreign currency contract in Fiscal 2019 because we did not engage in such transactions for Fiscal 2019.

Income Tax Benefit (Expense)

In October 2020, in anticipation of the Business Combination, UMB’s and Ittella International’s prior ownership were exchanged for interests in Myjojo (Delaware) shares. This taxable pre-merger exchange resulted in a step-up in the tax bases of intangible assets of approximately $140.0 million. As a result of this transaction, Myjojo (Delaware) recorded a one-time tax benefit of $39.1 million resulting from Myjojo (Delaware)’s change in tax status from an S-corporation to a C-corporation. For the fourth quarter ending December 31, 2020, we recorded a $47.5 million deferred tax asset and a $40.3 million tax benefit. For the year ending December 31, 2019, we had an income tax expense of $0.2 million.

Prior to the completion of the Business Combination, we elected to be taxed as an S-corporation for federal and state income tax purposes. Accordingly, our taxable income for federal and certain state purposes was attributed to, and reported by, our stockholders. We were subject to state franchise taxes and limited (reduced rate) state income taxes in California.

Our Italian operations are subject to foreign taxes applicable to its income derived in Italy. These taxes include income tax. Prior to the pre-merger exchange, we had a 70% interest in our Italian subsidiary, which was taxed as a partnership for U.S. income tax purposes. Following the pre-merger exchange, our Italian subsidiary is classified as a wholly owned disregarded entity for U.S. income tax purposes. As such, its operations are also subject to U.S. income taxes, with respect to which the associated Italian taxes may be claimed as a foreign tax deduction or credit.

Net income

Net income increased by $63.6 million, to $69.0 million for Fiscal 2020 as compared to net income of $5.4 million for Fiscal 2019, due primarily to the derivative gain discussed in the section “—Other Income and Interest expense, Net” and the income tax benefit discussed in the section “—Income Tax Benefit (Expense), Net”. Excluding the non-recurring gain on derivative related to the settlement of contingently redeemable equity, the one-time tax benefit resulting from the change in tax status, and the one-time compensation expense described in “—Operating Expenses”, net income for Fiscal 2020 would have been slightly less than Fiscal 2019, as increases in gross profit were offset by increased investment in the Tattooed Chef brand and costs incurred to transition to a public company, including stock-based compensation expense.

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

Adjusted EBITDA

Adjusted EBITDA increased by $1.8 million to $8.5 million for Fiscal 2020 as compared to $6.7 million for Fiscal 2019. The improvement in Adjusted EBITDA was primarily the result of the increase in revenue and gross profit, partially offset by increased operating expenses to support the growth in revenue, brand recognition for Tattooed Chef, and, beginning in the fourth quarter of Fiscal 2020, increased general and administrative costs resulting from being a public company as compared to the prior-year period.

Non-GAAP Financial Measures

We use non-GAAP financial information and believe it is useful to investors as it provides additional information to facilitate comparisons of historical operating results, identify trends in operating results, and provide additional insight on how our management team evaluates our business. Our management team uses Adjusted EBITDA to make operating and strategic decisions, evaluate performance and comply with indebtedness related reporting requirements. Below are details on this non-GAAP measure and the non-GAAP adjustments that the management team makes in the definition of Adjusted EBITDA. The adjustments generally fall within the categories of non-cash items, acquisition and integration costs, business transformation initiatives, financing related costs and operating costs of a non-recurring nature. We believe this non-GAAP measure should be considered along with net income, the most closely related GAAP financial measure. Reconciliations between Adjusted EBITDA and net income are below, and discussion regarding underlying GAAP results are presented throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Adjusted EBITDA Definition

We define EBITDA as net income before interest, taxes, depreciation and amortization. Adjusted EBITDA further adjusts EBITDA by adding back non-recurring expenses and other non-operational charges. As new events or circumstances arise, the definition of Adjusted EBITDA could change. When the definitions change, we will provide the updated definition and present the related non-GAAP historical results on a comparable basis.

Adjusted EBITDA Reconciliation

The following table provides a reconciliation from net income to Adjusted EBITDA for Fiscal 2021, 2020 and 2019:

	Fiscal Year Ended December 31,
(in thousands)	2021	2020	2019
Net income (loss)	$(87,404)	$69,024	$5,410
Interest	261	735	494
Income tax (benefit) expense	47,924	(40,278)	154
Depreciation	3,603	1,427	658
EBITDA	$(35,616)	$30,908	$6,716
Adjustments
Stock compensation expense	$5,192	$3,399	$-
Loss (gain) on foreign currency forward contracts	2,847	(1,042)	-
Transaction related bonuses	-	13,610	-
Gain on settlement of contingent consideration derivative	-	(37,200)	-
Loss (gain) on warrant remeasurement	(589)	(1,192)	-
Acquisition expenses	1,043	-	-
UMB ATM transaction	148	-	-
Dispute resolution and related fees	465	-	-
ERP related expenses	415	-	-
Total Adjustments	$9,521	$(22,425)	$-
Adjusted EBITDA	$(26,095)	$8,483	$6,716

Pricing Policies

We negotiate different prices at our different club and retail customers based on product quantity and packaging configuration. Price increases from suppliers require that we carefully observe and evaluate costs in making decisions on price increases, while also remaining competitive in the market. We have increased marketing and advertising expenditures and will continue to evaluate the use of discounting or promotional campaigns in an effort to build the Tattooed Chef brand in the future.

Seasonality

Historically, we experienced greater demand for certain products of ours during the third and fourth quarters, primarily due to increased demand in the summer season and increased holiday orders from retailers and club stores. We expect that seasonality in revenue will decrease as our business grows and additional products are introduced.

Liquidity and Capital Resources

As of December 31, 2021, we had $92.4 million of cash. We believe that our cash will be sufficient to support our planned operations for at least the next 12 months.

We have historically financed our operations and capital expenditures through a combination of internally generated cash from operations, available cash on hand and the ability to draw on our line of credit. In connection with the reverse recapitalization on October 15, 2020 (see Note 3 to the consolidated financial statements that appear elsewhere in this Annual Report on Form 10-K), we received proceeds of $187.2 million from reverse recapitalization transaction, net of a $75.0 million distribution to Myjojo stockholders and $7.2 million in transaction costs. We received $74.5 million and $53.0 million of proceeds from the exercises of warrants (including both public and private warrants) during Fiscal 2021 and Fiscal 2020, respectively.

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

During Fiscal 2021, we spent approximately $46.9 million cash to complete two strategic business acquisitions. In addition, approximately $4.00 million of the purchase price was paid by issuing 241,546 shares of Tattooed Chef’s common stock to the prior owner. See Note 11 to the consolidated financial statements that appear elsewhere in this Annual Report on Form 10-K.

Indebtedness

We have a revolving line of credit agreement, which has been amended from time to time, pursuant to which a credit facility has been extended to the Company until March 31, 2022 (the “Credit Facility”). The Credit Facility provides us with up to $25.0 million in revolving credit. Under the Credit Facility, we may borrow up to (a) 90% of the net amount of eligible accounts receivable; plus, (b) the lower of: (i) sum of: (1) 50% of the net amount of eligible inventory; plus (2) 45% of the net amount of eligible in-transit inventory; (ii) $10.0 million; or (iii) 50% of the aggregate amount of revolving loans outstanding, minus (c) the sum of all reserves. Under the Credit Facility, our fixed charge coverage ratio may not be less than 1.10:1.00. As of December 31, 2021, we were not in compliance with the fixed charge coverage ratio term of the credit facility. On February 21, 2022, the lender issued a waiver of financial covenants letter to us waiving the requirement to comply with the debt covenant for the period ended December 31, 2021. The revolving line of credit bears interest at the sum of (i) the greater of (a) the daily Prime Rate, or (b) LIBOR plus 2%; and (ii) 1%. The balance on the credit facility was $0 million as of both December 31, 2021 and 2020. We are currently negotiating a new Credit Facility with our current lender. No assurance can be given that these negotiations will be successful.

In May 2021, we completed the NMFD acquisition (see Note 11 to the consolidated financial statements that appear elsewhere in this Annual Report on Form 10-K) and assumed a $2.9 million note payable which was associated with an IRB lease arrangement. The note bears interest at 3.8% and has a maturity date of December 29, 2025. The balance on the note payable was $2.8 million as of December 31, 2021 and classified as a current liability.

In March 2021, Ittella Italy entered into a line of credit with a financial institution in the amount of 0.60 million Euros. The balance on the credit facility was 0.6 million Euro ($0.7 million USD) as of December 31, 2021.

 In May 2021, Ittella Italy entered into a promissory note with a financial institution in the amount of 1.00 million Euros. The note accrues interest at 1.014% and has a maturity date of May 28, 2025, when the full principal and interest are due. The balance on the promissory note was 0.9 million Euro ($1.0 million USD) as of December 31, 2021.

On January 6, 2020, Ittella Properties, LLC, a variable interest entity (“VIE”) (see Note 22), refinanced all of its existing debt with a financial institution in the amount of $2.10 million. The debt accrues interest at 3.60% and has a maturity date of January 31, 2035. Financial covenants of the debt include a minimum fixed charge coverage ratio of 1.20 to 1.00. The outstanding balance on the debt was $1.91 million and $2.02 million as of December 31, 2021 and 2020, respectively. As of December 31, 2021, the VIE was not in compliance with the fixed charge coverage ratio and the entire balance of the debt was classified as a current liability. On March 15, 2022, the VIE executed an amendment to the Note that includes a waiver of the requirement to comply with the debt covenant through June 30, 2022. Commencing with the fiscal quarter ending September 30, 2022, the VIE should meet a minimum fixed charge coverage ratio of 1.20 to 1.00.

Liquidity

We generally fund our short- and long-term liquidity needs through a combination of cash on hand, cash flows generated from operations, and available borrowings under our line of credit (See “— Indebtedness” above). Our management regularly reviews certain liquidity measures to monitor performance.

Cash Flows

The following table presents the major components of net cash flows from and used in operating, investing and financing activities for Fiscal 2021, 2020 and 2019:

(in thousands)	2021	2020	2019
Cash (used in) provided by:
Operating activities	$(51,299)	$(13,367)	$(1,076)
Investing activities	$(63,799)	$(7,016)	$(3,387)
Financing activities	$75,822	$147,428	$8,799

Operating Activities

For Fiscal 2021, cash used in operations was driven primarily by the net loss of $87.4 million for the year, adjusted for non-cash items which included the decrease in deferred taxes assets of $47.2 million, depreciation expense of $3.6 million, stock compensation expense of $5.2 million, warrant liability revaluation gain of $0.6 million, bad debt expense of $0.4 million and unrealized forward contract loss of $1.8 million. Expenses increased for Fiscal 2021 primarily due to increased spending on sales, promotion and marketing programs to heavily invest in the Tattooed Chef brand and raise brand awareness, as well as the inflationary pricing on freight and container costs. Working capital usage has also increased largely due to a $4.3 million increase in accounts receivable resulting from increased revenue, a $10.7 million increase in inventory, a $2.1 million increase in prepaid expenses mainly due to the increase in prepaid advertising expenses, and a $4.6 million decrease in accounts payable, accrued expenses and other current liabilities.

For Fiscal 2020, we realized net income of $69.0 million. Non-cash items included $37.2 million gain on derivatives, a non-cash tax benefit of $41.3 million, depreciation expenses of $1.4 million, stock compensation expenses of $15.4 million, warrant liability revaluation gain of $1.2 million and unrealized gains on forward contracts of $1.0 million. Net cash was reduced by $6.8 million, $20.3 million and $0.9 million due to increases in accounts receivable, inventory, and prepaid expenses and other current assets, respectively, due to the significant increase in sales activity and backlog of products scheduled for delivery to fulfill customer demands. Offsetting those increases was a $9.4 million increase in accounts payable, accrued expenses, and other current liabilities (combined) due to the increased activity to meet higher sales volume.

For Fiscal 2019, we realized net income of $5.4 million. In Fiscal 2019, non-cash items included depreciation expenses of $0.7 million. Net cash was reduced by a $6.6 million increase in inventory to meet growth in anticipated sales and a $2.6 million increase in accounts receivable resulting from that growth and increase in prepaid expenses of $1.4 million, partially offset by a $3.6 million increase in accounts payable and accrued liabilities.

Investing Activities

Net cash used in investing activities relates to capital expenditures to support growth and investment in property, plant and equipment to expand production capacity, tenant improvements, and to a lesser extent, replacement of existing equipment.

For Fiscal 2021, net cash used in investing activities was $63.8 million as compared to $7.0 million in Fiscal 2020 and $3.4 million in Fiscal 2019. In Fiscal 2021, we spent $46.9 million cash on business acquisitions and $16.9 million to purchase property, plant and machinery. In Fiscal 2020 and Fiscal 2019, we spent $7.0 million and $3.4 million, respectively, to purchase machinery and equipment. Cash used in the year of Fiscal 2021 consisted primarily of business acquisitions and of capital expenditures to improve efficiency and output from our current facilities.

Financing Activities

For Fiscal 2021, net cash provided by financing activities was $75.8 million, primarily due to $74.5 million proceeds from warrant exercises and $1.7 million of net borrowings under the credit facility and notes payable to support working capital requirements to fund continued growth.

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

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, that have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Valuation of Holdback Shares and Sponsor Earnout Shares

We recognized and measured the contingent amounts associated with the Holdback Shares and Sponsor Earnout Shares at fair value as of October 15, 2020 (the closing date of the Business Combination) of $120.4 million and $0, respectively, using a probability-weighted discounted cash flow model. These measures are based upon significant inputs that are not observable by the market and are therefore considered to be Level 3 inputs. Refer to Note 13 to our consolidated financial statements that appear elsewhere in this Annual Report on Form 10-K for discussion related to the measurement and recognition.

Revenue Recognition

We sell plant-based meals and snacks including, but not limited to, acai and smoothie bowls, zucchini spirals, riced cauliflower, vegetable bowls and cauliflower crust pizza primarily in the U.S.. All of our revenue relates to contracts with customers. Our accounting contracts are from purchase orders or purchase orders combined with purchase contracts. Revenue recognition is completed on a point in time basis when product control is transferred to the customer. In general, control transfers to the customer when the product is shipped or delivered to the customer based upon applicable shipping terms. Customer contracts generally do include more than one performance obligation and the performance obligations in our contracts are satisfied within one year. No payment terms beyond one year are granted at contract inception.

Some contracts also include some form of variable consideration. The most common forms of variable consideration include discounts, slotting fees, trade discounts, promotional programs, and demonstration costs. Variable consideration is treated as a reduction in revenue when product revenue is recognized. Depending on the specific type of variable consideration, we use either the expected value or most likely amount method to determine the variable consideration. We review and update our estimates and related accruals of variable consideration each period based on the terms of the agreements, historical experience, and any recent changes in the market.

Valuation Allowances for Deferred Tax Assets

We establish an income tax valuation allowance when available evidence indicates that it is more likely than not that all or a portion of a deferred tax asset will not be realized. In assessing the need for a valuation allowance, we consider the amounts and timing of expected future deductions or carryforwards and sources of taxable income that may enable utilization. We maintain an existing valuation allowance until enough positive evidence exists to support its reversal. Changes in the amount or timing of expected future deductions or taxable income may have a material impact on the level of income tax valuation allowances. Our assessment of the realizability of the deferred tax assets requires judgment about its future results. Inherent in this estimation is the requirement for us to estimate future book and taxable income and possible tax planning strategies. These estimates require us to exercise judgment about our future results, the prudence and feasibility of possible tax planning strategies, and the economic environment in which we do business. It is possible that the actual results will differ from the assumptions and require adjustments to the allowance. Adjustments to the allowance would affect future net income.

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

Acquisitions and Purchase Price Allocation

We follow the guidance in ASC 805, Business Combinations, for determining whether an acquisition meets the definition of a business combination or asset acquisition. Based on the analysis and conclusion on an acquisition’s classification of a business combination or asset acquisition, the accounting treatment is determined. Acquisition costs are expensed for an acquisition of a business and capitalized for an acquisition of assets.

Business combinations are accounted for using the acquisition method of accounting, which requires an acquirer to recognize the assets acquired and the liabilities assumed at the acquisition date measured at their fair values as of that date. The value of goodwill reflects the excess of the fair value of the consideration conveyed to the seller over the fair value of the net assets received.

Fair value determinations are based on discounted cash flow analyses or other valuation techniques. In determining the fair value of the assets acquired and liabilities assumed in a material acquisition, we may utilize appraisals from third party valuation firms to determine fair values of some or all of the assets acquired, and liabilities assumed, or may complete some or all of the valuations internally. Although we believe that the assumptions and estimates we have made in these fair value determinations have been reasonable and appropriate, they are based in part on historical experience and information obtained from management of the acquired company and are inherently uncertain.

Foreign Currency Translation and Transactions

Our functional currency is the United States dollar for U.S. entities. Ittella Italy’s functional currency is the Euro. Transactions in currency other than the functional currency are recognized at the rates of exchange prevailing at the dates of the transaction. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency of each entity are included in the results of operations in income from operations as incurred. The consolidated financial statements that appear elsewhere in this Annual Report on Form 10-K are expressed in United States dollars. Assets and liabilities of foreign operations are translated at period-end rates of exchange. Revenues, costs and expenses are translated at average rates of exchange prevailing during the period. Equity adjustments resulting from translating foreign currency financial statements are accumulated as a separate component of stockholders’ equity.

We conduct business globally and are therefore exposed to adverse movements in foreign currency exchange rates, specifically the Euro to US dollar. To limit the exposure related to foreign currency changes, we entered into foreign currency exchange forward contracts starting in 2020. We do not enter into contracts for speculative purposes. We have access to open foreign exchange forward contract instruments to purchase a specific amount of funds in Euros and to settle, on an agreed-upon future date, in a corresponding amount of funds in United States dollars. These derivatives are not designated as hedging instruments. Gains and losses on the contracts are included in other income net, and substantially offset foreign exchange gains and losses from the short-term effects of foreign currency fluctuations on assets and liabilities, such as purchases, receivables and payables, which are denominated in currencies other than the functional currency of the reporting entity. These derivative instruments generally have maturities of up to twelve months. The fair values of these derivative instruments classified as Level 2 input financial instruments. Refer to Note 12 to our consolidated financial statements that appear elsewhere in this Annual Report on Form 10-K for discussion related to the derivative instruments.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Tattooed Chef, Inc.

Paramount, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Tattooed Chef, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 16, 2022 expressed an adverse opinion thereon.

Change in Accounting Method Related to Leases

As discussed in Notes 1 and 14 to the consolidated financial statements, the Company has changed its method of accounting for leases in 2021 due to the adoption of the Accounting Standards Codification (“ASC”) 842, Leases.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Determination of Incremental Borrowing Rates for Leases

As discussed in Notes 1 and 14 to the consolidated financial statements, the Company adopted ASC 842, Leases, on January 1, 2021. The Company recognized right-of-use (“ROU”) assets and lease liabilities of $4.2 million and $4.2 million, respectively, on the adoption date. Operating lease ROU assets and liabilities as of December 31, 2021, were $8.0 million and $8.1 million, respectively. The measurement of the operating lease ROU assets and liabilities requires the determination of incremental borrowing rates, which involves significant judgment by management.

We identified the determination of incremental borrowing rates for leases as a critical audit matter. Significant judgment is required by management to develop inputs and assumptions used to determine the incremental borrowing rate for lease contracts. Auditing the reasonableness of these inputs and assumptions involved especially challenging auditor judgment due to the nature and extent of audit effort required to address these matters including the extent of specialized skill or knowledge needed.

The primary procedure we performed to address this critical audit matter included:

●	Utilizing personnel with specialized knowledge and skills in valuation to assist in developing independent estimates of fully collateralized incremental borrowing rates for newly executed and amended lease contracts by (i) developing synthetic credit ratings for the Company; (ii) estimating the incremental borrowing rate from market yield curves; and (iii) comparing the derived incremental borrowing rates associated with different lease terms to the estimated incremental borrowing rates developed by the Company.

Variable Consideration Related to Customer Incentives

As described in Notes 1 and 5 to the consolidated financial statements, the Company recognizes revenue net of estimates for variable consideration related to customer incentives in the form of slotting fees, trade discounts, promotional programs, and demonstration costs. The allowance for variable consideration for customer incentives is recorded as a reduction of accounts receivable in the consolidated balance sheet and totaled $4.1 million as of December 31, 2021. While a portion of this allowance is based on contractual amounts and does not require estimation, certain customer incentives are estimated at period end based on historical experience and assumptions of future promotional activity.

We identified the auditing of variable consideration related to customer incentives as a critical audit matter. Specifically, variable consideration for certain customer incentives is estimated based on historical experience and assumptions of future promotional activity. Auditing these estimates involved especially challenging and subjective auditor judgment due to the level of uncertainty involved in management’s assumptions.

The primary procedures we performed to address this critical audit matter included:

●	Evaluating the appropriateness of the Company’s estimation methodology and testing significant inputs and assumptions used in the calculations;
●	Inquiring and obtaining information from management, sales department representatives, and the Company’s third-party brokers to assess historical activity and assumptions of future promotional activity; and
●	Developing an expectation for estimated variable consideration and the allowance for customer incentives using sales data, historical activity of customer incentives as a percentage of revenue, and activity subsequent to period end.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2020.

Costa Mesa, California

March 16, 2022

TATTOOED CHEF, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share and per share information)

	December 31,	December 31,
	2021	2020
ASSETS

CURRENT ASSETS
Cash	$92,351	$131,579
Accounts receivable, net	25,117	16,281
Inventory	54,562	38,002
Prepaid expenses and other current assets	7,027	18,416
TOTAL CURRENT ASSETS	179,057	204,278

Property, plant and equipment, net	46,476	16,083
Operating lease right-of-use assets, net	8,039	-
Finance lease right-of-use assets, net	5,639	-
Intangible assets, net	151	-
Deferred income taxes, net	266	47,549
Goodwill	26,924	-
Other assets	649	605
TOTAL ASSETS	$267,201	$268,515

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$28,334	$24,075
Accrued expenses	3,767	3,610
Line of credit	1,200	22
Notes payable to related parties, current portion	-	66
Notes payable, current portion	5,019	111
Forward contract derivative liability	1,804	-
Operating lease liabilities, current	1,523	-
Other current liabilities	122	1,403
TOTAL CURRENT LIABILITIES	41,769	29,287

Warrant liability	814	5,184
Operating lease liabilities, net of current portion	6,599	-
Notes payable, net of current portion	716	1,990
TOTAL LIABILITIES	$49,898	$36,461

COMMITMENTS AND CONTINGENCIES (See Note 21)

STOCKHOLDERS’ EQUITY
Preferred stock- $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding at December 31, 2021 and 2020	-	-
Common stock- $0.0001 par value; 1,000,000,000 shares authorized; 82,237,813 shares issued and outstanding at December 31, 2021, 71,551,067 shares issued and 71,469,980 shares outstanding at December 31, 2020	8	7
Treasury stock- 0 shares at December 31, 2021, 81,087 shares at December 31, 2020	-	-
Additional paid in capital	242,362	168,448
Accumulated other comprehensive (loss) income	(953)	1
Retained (deficit) earnings	(24,114)	63,598
Total equity	217,303	232,054

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$267,201	$268,515

TATTOOED CHEF, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except for share and per share information)

	Year Ended December 31,
	2021	2020	2019
NET REVENUE	$213,430	$148,498	$84,918

COST OF GOODS SOLD	191,318	126,818	71,733

GROSS PROFIT	22,112	21,680	13,185

OPERATING EXPENSES	59,109	31,633	7,127

(LOSS) INCOME FROM OPERATIONS	(36,997)	(9,953)	6,058

Interest expense	(261)	(735)	(494)
Other (expense) income	(2,222)	39,434	-

(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES	(39,480)	28,746	5,564

INCOME TAX (EXPENSE) BENEFIT	(47,924)	40,278	(154)

NET (LOSS) INCOME	(87,404)	69,024	5,410

LESS: INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	-	1,422	1,057

NET (LOSS) INCOME ATTRIBUTABLE TO TATTOOED CHEF, INC.	$(87,404)	$67,602	$4,353

NET (LOSS) INCOME PER COMMON SHARE
Basic	$(1.07)	$1.85	$0.15
Diluted	$(1.08)	$1.68	$0.15

WEIGHTED AVERAGE COMMON SHARES
Basic	81,532,234	36,487,862	28,324,038
Diluted	81,671,129	40,077,188	28,324,038

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX

Foreign currency translation adjustments	$(954)	$777	$(174)

Total other comprehensive (loss) income, net of tax	(954)	777	(174)

Comprehensive (loss) income	$(88,358)	$69,801	$5,236
Less: comprehensive income attributable to the noncontrolling interest	-	1,506	1,064

Comprehensive (loss) income attributable to Tattooed Chef, Inc. stockholders	$(88,358)	$68,295	$4,172

TATTOOED CHEF, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except for share and per share information)

	Redeemable
	Noncontrolling	Common	Common	Additional	Accumulated	Retained
	Interest	Stock	Stock	Paid-In	Comprehensive	Earnings	Noncontrolling
	Amount	Shares	Amount	Capital	(Loss)	(Deficit)	Interests	Total
BALANCE AS OF JANUARY 1, 2019	$-	2,000	$1	$1,263	$(511)	$68	$(102)	$719

RETROACTIVE APPLICATION OF RECAPITALIZATION	-	28,322,038	2	(2)	-	-	-	-

BALANCE AS OF JANUARY 1, 2019 (EFFECT OF RECAPITALIZATION)	-	28,324,038	3	1,261	(511)	68	(102)	719

CAPITAL CONTRIBUTION APRIL 15, 2019	6,000	-	-	-	-	-	-	-

ATTRIBUTION OF NET ASSETS NONCONTROLLING INTEREST	(1,058)	-	-	1,053	-	5	-	1,058

FOREIGN CURRENCY TRANSLATION ADJUSTMENT	-	-	-	-	(181)	-	7	(174)

DISTRIBUTIONS	-	-	-	-	-	(2,118)	-	(2,118)

ACCRETION OF REDEEMABLE NONCONTROLLING INTEREST TO REDEMPTION VALUE	1,252	-	-	-	-	(1,252)	-	(1,252)

NET INCOME	$706	-	$-	$-	$-	$4,353	$351	$4,704

BALANCE AS OF DECEMBER 31, 2019	$6,900	28,324,038	$3	$2,314	$(692)	$1,056	$256	$2,937

TATTOOED CHEF, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except for share and per share information)

	Redeemable
	Noncontrolling	Common	Treasury	Common	Additional	Accumulated	Retained
	Interest	Stock	Stock	Stock	Paid-In	Comprehensive	Earnings	Noncontrolling
	Amount	Shares	Shares	Amount	Capital	(Loss) Income	(deficit)	Interests	Total
BALANCE AS OF JANUARY 1, 2020	$6,900	28,324,038	-	$3	$2,314	$(692)	$1,056	$256	$2,937

FOREIGN CURRENCY TRANSLATION ADJUSTMENT	-	-	-	-	-	693	-	84	777

DISTRIBUTIONS	-	-	-	-	-	-	(6,228)	-	(6,228)

ACCRETION OF REDEEMABLE NONCONTROLLING INTEREST TO REDEMPTION VALUE	36,719	-	-	-	(2,316)	-	(34,403)	-	(36,719)

CAPITAL CONTRIBUTION	1,143	-	-	-	8,000	-	-	355	8,355

REVERSE RECAPITALIZATION	(44,992)	36,794,875	(81,087)	3	103,390	-	35,571	(1,887)	137,077

CASH DISTRIBUTION TO MYJOJO (DELAWARE) STOCKHOLDERS	-	-	-	-	(75,000)	-	-	-	(75,000)

TRANSACTION COSTS, NET OF TAX	-	-	-	-	(23,745)	-	-	-	(23,745)

RELEASE OF HOLDBACK SHARES	-	-	-	-	83,150	-	-	-	83,150

STOCK-BASED COMPENSATION	-	644,415	-	-	3,400	-	-	-	3,400

EXERCISE OF WARRANTS	-	5,787,739	-	1	69,255	-	-	-	69,256

NET INCOME	$230	-	-	$-	$-	$-	$67,602	$1,192	$68,794

BALANCE AS OF DECEMBER 31, 2020	$-	71,551,067	(81,087)	$7	$168,448	$1	$63,598	$-	$232,054

TATTOOED CHEF, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Deficit)

(in thousands, except for share and per share information

	Common Stock Shares	Treasury Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total
BALANCE AS OF JANUARY 1, 2021	71,551,067	(81,087)	$7	$168,448	$1	$63,598	$232,054

FOREIGN CURRENCY TRANSLATION ADJUSTMENT	-	-	-	-	(954)	-	(954)

DISTRIBUTIONS	-	-	-	-	-	(308)	(308)

STOCK BASED COMPENSATION	-	-	-	5,347	-	-	5,347

NON-EMPLOYEE STOCK BASED COMPENSATION	839,918	-	-	290	-	-	290

FORFEITURE OF STOCK BASED AWARDS	(395,084)	-	-	(445)	-	-	(445)

CANCELLATION OF TREASURY SHARES	(81,087)	81,087	-	-	-	-	-

EXERCISE OF WARRANTS	10,081,453	-	1	64,722	-	-	64,723

ACQUISITION CONSIDERATION	241,546	-	-	4,000	-		4,000

NET LOSS	-	-	$-	$-	$-	$(87,404)	$(87,404)

BALANCE AS OF DECEMBER 31, 2021	82,237,813	-	$8	$242,362	$(953)	$(24,114)	$217,303

TATTOOED CHEF, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except for share and per share information)

	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(87,404)	$69,024	$5,410
Adjustments to reconcile net (loss) income to net cash (used in) operating activities:
Depreciation and amortization	3,603	1,427	658
Bad debt expense	442	-	(69)
Realized loss on disposal of assets	-	78	14
Accretion of debt financing costs	3	22	34
Revaluation of warrant liability	(589)	(1,192)	-
Unrealized forward contract loss (gain)	1,804	(1,042)	-
Stock compensation expense	5,192	3,399	-
Stock compensation expense related to reverse recapitalization	-	12,035	-
Gain on settlement of contingent consideration derivative	-	(37,200)	-
Non-cash lease cost	84	-	-
Deferred income taxes	47,228	(41,303)	(182)
Changes in operating assets and liabilities, net of effects of businesses acquired:
Accounts receivable	(4,272)	(6,839)	(2,585)
Inventory	(10,713)	(20,281)	(6,559)
Prepaid expenses and other assets	(2,089)	(942)	(1,405)
Accounts payable	(4,302)	7,764	2,150
Accrued expenses	(312)	1,662	1,423
Other current liabilities	26	21	35
Net cash used in operating activities	(51,299)	(13,367)	(1,076)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(16,852)	(7,035)	(3,410)
Acquisition of subsidiaries, net of cash acquired	(46,947)	-	-
Proceeds from the sale of property, plant and equipment	-	19	23
Net cash used in investing activities	(63,799)	(7,016)	(3,387)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings on line of credit	952	(10,054)	2,992
Borrowings of notes payable to related parties	-	-	342
Repayments of notes payable to related parties	(64)	(733)	(232)
Borrowings of notes payable	1,168	29	999
Repayments of notes payable	(401)	(1,199)	(1,052)
Capital contributions	-	9,498	6,000
Proceeds from warrant exercises	74,475	53,017	-
Proceeds from reverse recapitalization transaction	-	187,194	-
Payment of distribution to Myjojo (Delaware) stockholders in connection with Merger	-	(75,000)	-
Transaction costs, net of tax	-	(7,227)	-
Payment of distributions	(308)	(8,097)	(250)
Net cash provided by financing activities	75,822	147,428	8,799
NET (DECREASE) INCREASE IN CASH	(39,276)	127,045	4,336
EFFECT OF EXCHANGE RATE ON CASH	48	(3)	(135)
CASH AT BEGINNING OF YEAR	$131,579	$4,537	336
CASH AT END OF YEAR	$92,351	$131,579	4,537

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for
Interest	$202	$258	$645
Income taxes	$1,796	$-	$-
Noncash investing and financing activities
Distributions	$-	$-	$1,867
Warrants	$-	$13,542	$-
Capital expenditures included in accounts payable	$1,595	$1,555	$291
Issuance of common stock in connection with acquisition	$4,000	$-	$-

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Tattooed Chef and its subsidiaries, (collectively, the “Company”) are principally engaged in the manufacturing of plant-based foods including, but not limited to, acai and smoothie bowls, zucchini spirals, riced cauliflower, vegetable bowls and cauliflower crust pizza primarily in the United States and Italy.

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

On May 21, 2020, Myjojo (Delaware) was formed with Salvatore Galletti owning all of the shares of common stock. On May 27, 2020, Myjojo (California) merged into Myjojo (Delaware) with Myjojo (Delaware) issuing shares of common stock to the sole stockholder of Myjojo (California).

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

On May 14, 2021, the Company acquired New Mexico Food Distributors, Inc. (“NMFD”) and Karsten Tortilla Factory, LLC (“Karsten”) in an all-cash transaction for approximately $34.12 million (collectively, the “NMFD Transaction”). NMFD and Karsten were privately held companies based in Albuquerque, New Mexico. NMFD produces and sells frozen and ready-to-eat Mexican food products to retail and food service customers through its network of distributors in the United States. NMFD processes its products in two leased facilities located in New Mexico. See Note 11 Business combinations.

On September 28, 2021, Tattooed Chef formed BCI Acquisition, Inc. (“BCI”). On December 21, 2021, BCI acquired substantially all of the assets, and assumed certain specified liabilities from Belmont Confections, Inc. (“Belmont”) for an aggregate purchase price of approximately $17.00 million. Belmont was a privately held company based in Youngstown, Ohio, and specialized in the development and manufacturing of private label nutritional bars. See Note 11 Business combinations.

Basis of Consolidation. The consolidated financial statements include the accounts of Tattooed Chef and its subsidiaries in which Tattooed Chef has a controlling interest directly or indirectly, and variable interest entities for which Tattooed Chef is the primary beneficiary. All intercompany accounts and transactions have been eliminated in consolidation.

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

Business Combinations. Business acquisitions are accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805 “Business Combinations”. FASB ASC 805 requires the reporting entity to identify the acquirer, determine the acquisition date, recognize and measure the identifiable tangible and intangible assets acquired, the liabilities assumed and any non-controlling interest in the acquired entity, and recognize and measure goodwill or a gain from the purchase. The acquiree’s results are included in the Company’s consolidated financial statements from the date of acquisition. Assets acquired and liabilities assumed are recorded at their fair values and the excess of the purchase price over the amounts assigned is recorded as goodwill. Adjustments to fair value assessments are recorded to goodwill over the measurement period (not longer than twelve months). The acquisition method also requires that acquisition-related transaction and post-acquisition restructuring costs be charged to expense. The Company has completed two acquisitions during the year ended December 31, 2021. See Note 11.

Revision of Previously Issued Financial Statements for Correction of Immaterial Errors.

The Company identified errors in its previously issued annual financial statements that were determined to be individually, and in the aggregate, quantitatively and qualitatively immaterial based on its analysis of Staff Accounting Bulletin (“SAB”) No. 99, “Materiality,” and SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. These immaterial errors have been corrected in the accompanying consolidated balance sheet as of December 31, 2020, and the consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for the years ended December 31, 2020 and 2019. The nature of these error corrections is as follows:

●	In further consideration of the guidance in Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity, the Company concluded that a provision in the warrant agreement related to certain settlement methods specific to the Private Placement Warrants precludes the Private Placement Warrants from being accounted for as components of equity. As the Private Placement Warrants meet the definition of a derivative as contemplated in ASC 815, the Private Placement Warrants should have been recorded as derivative liabilities on the consolidated balance sheet and measured at fair value upon recognition on the Closing Date and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the consolidated statement of operations and comprehensive income in the period of change. Therefore, the Company concluded that it is appropriate to revise the classification of the Private Placement Warrants as of and for the year ended December 31, 2020.

●	The Company revised the accompanying consolidated balance sheet and statement of stockholders’ equity as of December 31, 2020 to reflect the correction of an immaterial error related to the presentation of 81,087 treasury shares. The treasury shares are now presented separately from common stock shares. This revision has an immaterial impact on the Company’s previously reported net income, earnings per share, or stockholders’ equity.

●	The Company revised the accompanying consolidated statements of equity and operations and comprehensive income for the year ended December 31, 2020 to reflect the correction of an immaterial error related to the grant of 825,000 stock awards to Harrison Co. (“Harrison”) on October 15, 2020 as consideration for advisory services provided by Harrison to facilitate the successful completion of the Transaction (see Note 18). The stock awards were fully vested on grant date, and therefore a weighted average 174,041 shares should have been included in basic and diluted outstanding shares when calculating earnings per share for the year ended December 31, 2020. In addition, the fair value of the stock awards issued in the amount of $20.54 million should have been included as a reduction to the “Reverse Recapitalization” line item and an increase by the same amount to the “Transaction costs, net of tax” line item. Both items are included within the Company’s additional paid-in capital for the year ended December 31, 2020. The Company also identified a $4.0 million deferred tax asset (with the corresponding offset to additional paid-in capital) that should have been recorded in connection with this grant. The revision has no impact on the Company’s previously reported net income but reduced the earnings per share for the year ended December 31, 2020. The impact of the tax consequences associated with the grant have been reflected in the balance sheet and statement of stockholders’ equity.

●	The Company identified errors related to inventoriable costs and the classification of certain expense accounts that primarily impacted revenue, cost of goods sold and operating expenses.

●

The Company identified a classification error between accounts receivable and deferred revenue which affected the balance sheets as of December 31, 2020, March 31, 2021, June 30, 2021 and September 30, 2021.

While the effect of the errors above was not material to the prior annual financial statements, certain errors were determined to have a material impact on the Company’s unaudited consolidated financial statements as of and for the three months ended March 31, 2021, the three and six months ended June 30, 2021, and the three and nine months ended September 30, 2021 and therefore, should be restated (collectively referred to as the “Restatement”). Refer to Note 24.

(In thousands)

As of December 31, 2020	As Originally Reported	Revisions	Re- classification*	As Revised
Accounts receivable	$17,991	$(1,710)	$-	$16,281
Inventory	38,660	(658)	-	38,002
Prepaid expenses and other current assets	18,240	176	-	18,416
TOTAL CURRENT ASSETS	206,470	(2,192)	-	204,278
Deferred income taxes, net	43,525	4,024	-	47,549
TOTAL ASSETS	266,683	1,832	-	268,515
Accounts payable	25,391	-	(1,316)	24,075
Accrued expenses	2,961	649	-	3,610
Deferred revenue	1,711	(1,711)	-	-
Other current liabilities	87	-	1,316	1,403
TOTAL CURRENT LIABILITIES	30,349	(1,062)	-	29,287
Warrant liabilities	-	5,184	-	5,184
TOTAL LIABILITIES	32,339	4,122	-	36,461
Additional paid-in capital	170,799	(2,351)	-	168,448
Retained earnings	63,537	61	-	63,598
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	234,344	(2,290)	-	232,054
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	266,683	1,832	-	268,515

(In thousands)	Consolidated Statements of Stockholders’ Equity
For the year ended December 31, 2019	As Originally Reported	Revisions	As Revised

REDEEMABLE NONCONTROLLING INTEREST	$6,930	$(30)	$6,900
Retained earnings ending balance	1,265	(209)	1,056

(In thousands)	Consolidated Statements of Stockholders’ Equity
For the year ended December 31, 2020	As Originally Reported	Revisions	As Revised
Additional paid in capital from exercise of warrants	$66,559	$2,696	$69,255
Additional paid in capital from reverse recapitalization	91,920	11,470	103,390
Additional paid in capital, transaction costs, net of tax	(7,227)	(16,518)	(23,745)
Additional paid in capital ending balance	170,799	(2,351)	168,448
Retained earnings ending balance	63,537	61	63,598

(In thousands)	Consolidated Statements of Cash Flows
	As
	Originally		As
For the year ended December 31, 2019	Reported	Revisions	Revised
Cash Flows from Operating Activities:
Net income	$5,608	$(198)	$5,410
Changes in operating assets and liabilities:
Inventory	(6,757)	198	(6,559)
Net cash used in operating activities	(1,076)	-	(1,076)

(In thousands)	Consolidated Statements of Cash Flows
	As
	Originally		As
For the year ended December 31, 2020	Reported	Revisions	Revised
Cash Flows from Operating Activities:
Net income	$68,724	$300	$69,024
Adjustments to reconcile net income to net provided by (cash used in) operating activities:
Revaluation of common stock warrant liability to estimated fair value	-	(1,192)	(1,192)
Unrealized forward contract loss	(866)	(176)	(1,042)
Changes in operating assets and liabilities:			-
Accounts receivable	(8,550)	1,711	(6,839)
Inventory	(20,700)	419	(20,281)
Accrued expenses	1,013	649	1,662
Deferred revenue	1,711	(1,711)	-
Net cash (used in) provided by operating activities	(13,367)	-	(13,367)

(In thousands, except EPS)	Consolidated Statements of Operations and Comprehensive Income
For the year ended December 31, 2019	As Originally Reported	Revision	As Revised
Revenue	$84,919	$(1)	$84,918
Cost of goods sold	71,209	524	71,733
Gross profit	13,710	(525)	13,185
Operating expense	7,454	(327)	7,127
Income from operations	6,256	(198)	6,058
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	5,762	(198)	5,564
Net income (loss)	5,608	(198)	5,410
LESS: INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	1,082	(25)	1,057
NET INCOME (LOSS) ATTRIBUTABLE TO TATTOOED CHEF, INC.	4,526	(173)	4,353
Basic net income (loss) per share	0.16	(0.01)	0.15
Diluted net income (loss) per share	0.16	(0.01)	0.15

(In thousands, except EPS and shares)	Consolidated Statements of Operations and Comprehensive Income
For the year ended December 31, 2020	As Originally Reported	Revisions	As Revised
Revenue	$148,492	$6	$148,498
Cost of goods sold	124,836	1,982	126,818
Gross profit	23,656	(1,976)	21,680
Operating expense	32,541	(908)	31,633
Loss from operations	(8,885)	(1,068)	(9,953)
Other income	38,066	1,368	39,434
INCOME BEFORE PROVISION FOR INCOME TAXES	28,446	300	28,746
Net income	68,724	300	69,024
LESS: INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	1,475	(53)	1,422
NET INCOME ATTRIBUTABLE TO TATTOOED CHEF, INC.	67,249	353	67,602
Basic net income per share	1.85	0.00	1.85
Diluted net income per share	1.69	(0.01)	1.68

Basic	36,313,821	174,041	36,487,862
Diluted	39,903,147	174,041	40,077,188

*	Reclassifications: Certain prior period amounts related to taxes payable were reclassified from Accounts Payable to Other Current Liabilities.

Cash. The Company’s cash may be in excess of amounts insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company has not experienced any losses in these accounts.

Foreign Currency. The Company’s functional currency is the United States dollar for its U.S. entities. Ittella Italy’s functional currency is the Euro. Transactions in currency other than the functional currency are recognized at the rates of exchange prevailing at the dates of the transaction. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency of each entity are included in results of operations in (loss) income from operations as incurred.

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

The Company conducts business globally and is therefore exposed to adverse movements in foreign currency exchange rates, specifically the Euro to US dollar. To limit the exposure related to foreign currency changes, the Company entered into foreign currency exchange forward contracts starting in 2020. The Company does not enter into contracts for speculative purposes. Under these facilities, the Company has access to open foreign exchange forward contract instruments to purchase a specific amount of funds in Euros and to settle, on an agreed-upon future date, in a corresponding amount of funds in United States dollars.

These derivatives are not designated as hedging instruments. Gains and losses on the contracts are included in other (expense) income, net, and offset foreign exchange gains and losses from the short-term effects of foreign currency fluctuations on assets and liabilities, such as inventory purchases, receivables and payables, which are denominated in currencies other than the functional currency of the reporting entity. These derivative instruments generally have maturities of up to 12 months.

During the years ended December 31, 2021, 2020, and 2019, the Company entered into foreign currency exchange forward contracts to purchase 58.16 million Euros, 67.79 million Euros, and 0 Euros, respectively. The notional amounts of these derivatives are $70.00 million, $79.21 million, and $0 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Accounts Receivable. Trade receivables are customer obligations due under normal trade terms requiring payment generally within 7 to 45 days from the invoice date. The Company’s allowance for doubtful receivables is based on an analysis that estimates the amount of its total customer receivable balance that is not collectible. This analysis includes assessing a default probability to customers’ receivable balances, which is influenced by several factors, including (i) current market conditions, (ii) periodic review of customer credit worthiness, (iii) recent history of loss on receivables; and (iv) review of customer receivable aging and payment trends. The allowance for doubtful receivables was $0 million at both of December 31, 2021 and 2020, respectively. In 2021, the Company began offering new promotional programs on sales of Tattooed Chef branded products to some new and existing customers. These programs constitute variable consideration which is expected to reduce the transaction price on sales. The Company estimates variable consideration expected to reduce the related accounts receivable as of December 31, 2021. In developing that estimate, the Company uses either the expected value or most likely amount method to determine the variable consideration. As a result, an allowance for promotional programs of $4.13 million is recorded and presented as a reduction of accounts receivable as of December 31, 2021.

Additionally, the Company maintains product demonstration accruals with two of its private label customers. The product demonstration accruals represent variable consideration and are recorded as a reduction of revenue. The Company’s obligations to the customers are included within accrued expenses on the consolidated balance sheets. The outstanding balance for product demonstration accrual included on the consolidated balance sheets was $1.47 million and $1.52 million as of December 31, 2021 and 2020, respectively (Note 15).

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

Property, Plant and Equipment. Property, plant and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization of property, plant and equipment is calculated using the straight-line method over a period considered adequate to amortize the total cost over the useful lives of the assets, which range from 5 to 7 years for machinery and equipment, 5 to 7 years for furniture and fixtures, 20 to 25 years for buildings, and 3 to 5 years for computer equipment. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the improvements. Repairs and maintenance are expensed as incurred. Renewals and enhancements are capitalized and depreciated over the remaining life of the specific property unit. When the Company retires or disposes of property, plant or equipment, the cost and accumulated depreciation are removed from the Company’s accounts and any resulting gain or loss is reflected in the consolidated statements of operations and comprehensive income (loss).

Goodwill. The Company tests goodwill for impairment annually, on September 30, or more frequently if circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The Company performs the impairment testing by first assessing qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of its reporting unit (currently only one reporting unit) is less than its carrying amount (“Qualitative Assessment”). In assessing the qualitative factors, the Company considers the impact of certain key factors including macroeconomic conditions, industry and market considerations, management turnover, changes in regulation, litigation matters, changes in enterprise value, and overall financial performance. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company tests for impairment by comparing the estimated fair value of the reporting unit with its carrying amount. The Company estimates the fair value of the reporting unit using a “step one” analysis using a fair-value-based approach based on a discounted cash flow analysis of projected future results to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Any excess of the carrying amount of the reporting unit’s goodwill over its fair value is recognized as an impairment loss, and the carrying value of goodwill is written down. No goodwill impairment was recorded during the year ended December 31, 2021.

Long-Lived and Intangible Assets. Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives. Intangible assets and long-lived assets are reviewed for impairment at the asset group level whenever events or changes in circumstances indicate that the carrying amount of such asset group may not be recoverable. Recoverability of assets within an asset group to be held and used is measured by a comparison of the carrying amount of an asset group to the future undiscounted net cash flows expected to be generated by the asset group. If such asset groups are considered to be impaired, an impairment is recognized to the extent that these assets are stated based upon their fair value. This analysis differs from the Company’s goodwill analysis in that the impairment for these assets is only deemed to have occurred if the sum of the forecasted undiscounted future cash flows of these intangible assets is less than their carrying values. The estimate of long-term undiscounted cash flows includes long-term forecasts of revenue growth, gross margins, and operating expenses, and requires significant judgment and assumptions. An impairment loss may exist when the estimated undiscounted cash flows attributable to the assets are less than the carrying amount of the assets. No impairment was recorded during the year ended December 31, 2021, 2020 and 2019.

Fair Value of Financial Instruments. Certain assets and liabilities are required to be recorded at fair value on a recurring basis. Fair value is determined based on the exchange price that would be received for an asset or transferred for a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. The carrying amounts of cash, accounts receivables, accounts payable and certain notes payable approximate fair value because of the short maturity and/or variable rates associated with these instruments. Long-term debt as of December 31, 2021 and 2020 approximates its fair value as the interest rates are indexed to market rates (Level 2 liabilities). The Company categorizes the inputs to the fair value measurements into three levels based on the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

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

Control generally transfers to the customer when the product is shipped or delivered to the customer based upon applicable shipping terms. Payment terms with customers typically require payment 7 to 45 days from invoice date. Payment terms may vary by customer but generally do not exceed 45 days from invoice date.

The Company disaggregates revenue based on the type of products sold to its customers – private label, Tattooed Chef and other. The other revenue stream constitutes sale of similar food products directly to customers through a third-party vendor and the Company acts as a principal in these transactions.

Some contracts also include some form of variable consideration. The most common forms of variable consideration include slotting fees, trade discounts, promotional programs, and demonstration costs. Variable consideration is treated as a reduction in revenue when product revenue is recognized. Depending on the specific type of variable consideration, the Company uses either the expected value or most likely amount method to determine the variable consideration. The Company reviews and updates its estimates and related accruals of variable consideration each period based on the terms of the agreements, historical experience, and any recent changes in the market.

The Company generally does not have unbilled receivable balances arising from transactions with customers. The Company does not capitalize contract inception costs, as contracts are one year or less and the Company does not incur significant costs to fulfill a contract that would be requiring capitalization.

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

Sales and Marketing Expenses. The Company expenses costs associated with sales and marketing as incurred. Sales and marketing expenses were $27.43 million, $7.00 million and $3.00 million for the years ended December 31, 2021, 2020 and 2019, respectively, and are included in operating expenses in the consolidated statements of operations and comprehensive income (loss).

Interest Expense. Interest expense includes interest primarily related to the amortization of deferred financing costs, the Company’s notes payable and line of credit.

Deferred Financing Costs. Deferred financing costs include fees associated with the Company’s line of credit agreement. Such fees are amortized on a straight-line basis over the term of the related line of credit agreement as a component of interest expense, which approximates the effective interest rate method, in accordance with the terms of the agreement. Deferred financing costs, net was $0.08 million at both of December 31, 2021 and 2020, respectively, and are recorded as a component of other assets in the accompanying consolidated balance sheets. Amortization expense of deferred financing costs were $0.00 million, $0.02 million and $0.03 million in the years ended December 31, 2021, 2020 and 2019, respectively.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must first be determined to be more likely than not to be sustained based solely on its technical merits, and if so, then measured to be the largest benefit that has a greater than 50% likelihood of being sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payment, accruals, or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. See Note 16 for more information on the Company’s accounting for income taxes.

Accumulated Other Comprehensive Loss. Accumulated other comprehensive loss is defined as the change in equity resulting from transactions from non-owner sources. Other comprehensive income consisted of gains and losses associated with changes in foreign currency as a result of the translation of the financial statements of the Company’s Italian subsidiary.

Use of Estimates. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates in valuing certain liabilities and assets include, but are not limited to, valuation assumptions of goodwill and intangible assets, useful lives of long-lived assets, discount and promotional program reserves, and income taxes. The Company bases its estimates on historical experience, expectations of future impacts and other assumptions that it believes are reasonable. Given the uncertainty of the global economic environment and the impact of COVID-19, the Company’s estimates could be significantly different than future performance. If actual amounts differ from estimates, the Company includes the updates in its consolidated results of operations in the period the actual amounts become known. Historically, the aggregate differences, if any, between its estimates and actual amounts in any year have not had a material effect on its consolidated financial statements.

Concentrations of Credit Risk. The Company sells products to customers primarily located in the United States and grants credit, generally without collateral, to the customers. Consequently, the Company is subject to potential credit risk related to changes in business and economic factors in this geographical area. Three customers accounted for 73% of the Company’s revenue during the year ended December 31, 2021. Three customers accounted for more than 88% of the Company’s revenue during the year ended December 31, 2020. Five customers accounted for more than 95% of the Company’s revenue during the year ended December 31, 2019.

No single external supplier accounted for more than 10% of the Company’s cost of goods sold during the years ended December 31, 2021, 2020 and 2019, respectively.

Customers accounting for more than 10% of the Company’s accounts receivable as of December 31, 2021 and 2020 were:

Customer	December 31, 2021	December 31, 2020

Customer A	13%	24%
Customer B	*	10%
Customer C	38%	53%
Customer D	12%	**

*	Customer B accounted for less than 10% of accounts receivable as of December 31, 2021. However, customer B accounted for 10% as of December 31, 2020 and as such was included in the disclosure above for comparison purposes.

**	Customer D is a new customer in 2021, accounted for 12% as of December 31, 2021 and as such was included in the disclosure above for comparison purposes.

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

The Company’s products are primarily sold to customers in the United States. Approximately 1% of the total sales were sold to foreign countries in Europe, Asia and North America during the years ended December 31, 2021, 2020 and 2019. Long-lived assets consist of net property, plant and equipment and other non-current assets. The geographic location of long-lived assets is as follows:

Long Lived Assets (in thousands)	December 31, 2021	December 31, 2020
Italy	$17,269	$9,113
United States	29,207	6,970
Total	$46,476	$16,083

The carrying amounts of net assets and the geographic location in which they are located are as follows:

Net Assets (in thousands)	December 31, 2021	December 31, 2020
Italy	$8,203	$7,966
United States	209,100	224,088
Total	$217,303	$232,054

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions and technical corrections to tax depreciation methods for qualified improvement property. It also appropriated funds for the SBA Paycheck Protection Programs that are forgivable in certain situations to promote continued employment, as well as Economic Injury Disaster Loans to provide liquidity to small businesses harmed by COVID-19. The Company has elected not to apply for a Paycheck Protection Program loan. The provisions of the CARES Act did not have a material impact on the Company’s financial condition, results of operations or cash flows for 2021 or 2020.

The rapid development and fluidity of this situation precludes any prediction as to the ultimate material adverse impact on the financial statements and presents material uncertainty and risk with respect to our business, operations, financial condition and liquidity.

Leases. The Company adopted ASU 2016-02, Leases (Topic 842) as of January 1, 2021, using the effective date transition method per ASU No. 2018-11, whereby entities are allowed to apply the new leases standard at the adoption date and to recognize the cumulative effect of initially applying Topic 842, if any, as an adjustment to retained earnings at January 1, 2021. Accordingly, all periods prior to January 1, 2021 were presented in accordance with the previous ASC Topic 840 (“Topic 840”), Leases, and no retrospective adjustments were made to the comparative periods presented. The adoption of Topic 842 did not have any impact on the Company’s retained earnings. The adoption of Topic 842 resulted in an increase of $4.16 million and $4.17 million to total assets and to liabilities from the recording of operating lease right-of-use (“ROU”) assets and operating lease liabilities, respectively. Finance leases were not impacted by the adoption of Topic 842, as finance lease liabilities and the corresponding ROU assets were already recorded in the balance sheet under the previous guidance, Topic 840. The adoption did not materially impact the Company’s consolidated statements of operations or cash flows.

Upon adoption, the Company elected the package of transition practical expedients which allowed the Company to carry forward prior conclusions related to: (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases and (iii) initial direct costs for existing leases. Additionally, the Company elected the practical expedient to not separate lease components from nonlease components for all leases within the portfolio. The Company made an accounting policy election to not record leases with an term of 12 months or less on the accompanying consolidated balance sheets and recognizes related lease payments in the consolidated statements of operations on a straight-line basis over the lease term. The Company determines if an arrangement is a lease at inception of a contract.

Following the adoption of this standard, the Company determines if an arrangement contains a lease at inception based on whether there is an identified asset and whether the Company controls the use of the identified asset throughout the period of use. The Company classifies leases as either financing or operating. The Company has operating leases for office space, storage facilities and certain company vehicles and equipment. The Company has one finance lease related to a production facility. Right-of-use (“ROU”) assets are recognized at the lease commencement date and represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Lease liabilities are recognized at the lease commencement date based on the present value of future lease payments over the remaining lease term. Present value of lease payments are discounted based on the Company’s incremental borrowing rate, when the interest rate implicit in the Company’s leases is not readily determinable. See Note 14.

The Company’s operating lease ROU assets are measured based on the corresponding operating lease liability adjusted for (i) payments made to the lessor at or before the commencement date, (ii) initial direct costs incurred and (iii) lease incentives under the lease. Options to renew or terminate the lease are recognized as part of our ROU assets and lease liabilities when it is reasonably certain the options will be exercised. ROU assets are also assessed for impairments consistent with the Company’s long-lived asset policy.

The Company does not allocate consideration between lease and non-lease components, such as maintenance costs, as the Company has elected to not separate lease and non-lease components for any leases within its existing classes of assets. Operating lease expense for fixed lease payments is recognized on a straight-line basis over the lease term. Variable lease payments for volume-based expenses are not included in the measurement of the ROU assets or lease liabilities and are expensed as incurred. For some leases, the Company reimburses the landlord for non-lease components, or items that are not considered components of a contract, such as common area maintenance, property tax and insurance costs. While the Company determined not to separate lease and non-lease components, these payments are based on actual costs, making them variable consideration and excluding them from the calculations of the ROU Asset and lease liability.

Operating leases are presented separately as operating lease ROU assets, current operating lease liabilities, and noncurrent and operating lease liabilities in the accompanying consolidated balance sheets.

For periods prior to the adoption of Topic 842, leases are accounted for under Topic 840. Under Topic 840, the Company recognized rent expense on a straight-line basis over the term of the lease. The difference between cash rent payments and the recognition of rent expense was recorded within other current liabilities as a deferred rent liability on the consolidated balance sheets. Leasehold improvements funded by landlord incentives or allowances were recorded in property and equipment and as a component of deferred rent and amortized as a reduction of rent expense over the term of the related lease.

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

Warrants. The Company filed on November 5, 2020 a registration statement with respect to the resale of up to 46,605,329 shares of its common stock, par value $0.0001 per share, warrants included in the private placement units issued in the concurrent placement at the time of our initial public offering to purchase up to 655,000 shares of common stock (“Private Placement Warrants”), and up to 20,000,000 shares of common stock underlying the warrants included in the units issued in our initial public offering (“Public Warrants”).

The Public Warrants are considered freestanding equity-classified instruments due to their detachable and separately exercisable features and meet the indexation criteria in ASC 815-40-15. Accordingly, the Public Warrants are presented as a component of Stockholders’ Equity in accordance with ASC 815-40-25. All of the public warrants have been exercised as of December 31, 2021. See note 18. The agreements with respect to the Company’s Private Placement Warrants include provisions related to determining settlement amounts that preclude the Private Placement Warrants from being accounted for as components of equity. As these warrants meet the definition of a derivative as contemplated in ASC 815-40, the Private Placement Warrants are recorded as derivative liabilities on the condensed consolidated balance sheets and measured at fair value at inception (on the Closing Date) and at each reporting date in accordance with ASC 820, with changes in fair value recognized in the condensed consolidated statements of operations and other comprehensive income (loss) in the period of change.

Emerging Growth Company (“EGC”). Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”) exempts EGCs from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act of 1933, as amended, registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. Prior to December 31, 2021, the Company had elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an EGC, could adopt the new or revised standard at the time private companies adopt the new or revised standard. For periods prior to 2021, this may make comparison of its financial statements with another public company, which is not an EGC, nor is an EGC which has opted out of using the extended transition period, difficult or impossible because of the potential differences in accounting standards used. Effective December 31, 2021, the Company lost its EGC status and is now required to adopt new accounting standards on the public company timeframe.

2.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2019, the FASB issued Accounting Standards Update (“ASU”) No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), as part of its overall simplification initiative to reduce costs and complexity of applying accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements. Amendments include removal of certain exceptions to the general principles of Topic 740, Income Taxes, and simplification in several other areas. ASU 2019-12 is effective for annual reporting periods beginning after December 15, 2020, and interim periods therein. The Company adopted the new standard on January 1, 2021, the first day of the reporting year. One of the amendments eliminates a limitation on the amount of income tax benefit that can be recognized in an interim period when a year-to-date loss exceeds the anticipated loss for the year. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements for the year ended December 31, 2021.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02” or “Topic 842”). The purpose of ASU 2016-02 is to provide financial statement users a better understanding of the amount, timing, and uncertainty of cash flows arising from leases. The adoption of ASU 2016-02 resulted in the recognition of a right-of-use asset and a lease liability for all leases. New disclosure requirements included qualitative and quantitative information about the amounts recorded in the financial statements. The original guidance required application on a modified retrospective basis with adjustments to the earliest comparative period presented. In August 2018, the FASB issued ASU No. 2018-11, “Targeted Improvements to ASC 842,” which included an option to not restate comparative periods in transition and elect to use the effective date of ASU No. 2016-02 as the date of initial application, which the Company elected. As the Company lost EGC status as of December 31, 2021, the Company was required to apply the provisions of ASU 2016-02 beginning with the annual reporting period ended December 31, 2021. See Note 14.

In June 2016, the FASB issued ASU No. 2016-13 (“ASU 2016-13”) regarding ASC Topic 326, Financial Instruments - Credit Losses, which modifies the measurement of expected credit losses of certain financial instruments. The Company will be required to use a forward-looking expected credit loss model for accounts receivables, loans, and other financial instruments. The amendments will become effective for companies which qualified as a smaller reporting entity for periods after December 15, 2022. The Company has not yet adopted the standard and is in the process of evaluating the impact of adoption on its financial statements.

In March 2020, the FASB issued ASU 2020-04, “Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”), which provides guidance for contract modifications and certain hedging relationships associated with the transition from reference rates that are expected to be discontinued. Interest on borrowings under the Company’s revolving credit facility is calculated based upon LIBOR. ASU 2020-04 was issued on March 12, 2020 and may be applied prospectively through December 31, 2022. The adoption of this guidance has had no material effect on the Company’s consolidated financial statements for the year ended December 31, 2021.

In October 2021, the FASB issued Accounting Standards Update (“ASU”) No. 2021-08, “Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (Topic 805)”. ASU No. 2021-08 requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities (deferred revenue) from acquired contracts using the revenue recognition guidance in Topic 606. At the acquisition date, the acquirer applies the revenue model as if it had originated the acquired contracts. The ASU is effective for annual periods beginning after December 15, 2022, including interim periods within those fiscal years. Adoption of the ASU should be applied prospectively. Early adoption is also permitted, including adoption in an interim period. If early adopted, the amendments are applied retrospectively to all business combinations for which the acquisition date occurred during the fiscal year of adoption. The Company is currently evaluating the impact of ASU No. 2021-08 on its financial position, results of operations and liquidity.

3.	Reverse Recapitalization

The Transaction

As discussed in Note 1, on October 15, 2020, the Company consummated the Transaction. In connection therewith, Merger Sub merged with and into Myjojo (Delaware), with Myjojo (Delaware) surviving the Transaction in accordance with the Delaware General Corporation Law. Upon consummation of the Transaction, Myjojo (Delaware) became a wholly owned subsidiary of Tattooed Chef, Inc. Further, Forum changed its name from Forum Merger II Corporation to Tattooed Chef, Inc.

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

(iii)	Myjojo (Delaware) issued one share of Class A special stock to Myjojo (Delaware)’s Chief Operating Officer. In connection with the Transaction, this one share was exchanged for 500,000 shares of Forum’s Class A common stock with a fair value of $24.07 per share (total $12.04 million). In addition, the Chief Operating Officer received $1.00 million in cash at the Closing Date. The $13.04 million is included within operating expenses as compensation expense in the consolidated statements of operations and comprehensive income (loss); and

(iv)	Salvatore Galletti transferred 165 shares of common stock of Myjojo (Delaware) to Project Lily, LLC (“Project Lily”) a Delaware limited liability company controlled by Salvatore Galletti. At the Closing Date, the shares of Myjojo (Delaware) held by Salvatore Galletti and Project Lily were exchanged for 27,757,557 and 566,481 shares (a total of 28,324,038), respectively, of Forum’s Class A common stock. In addition, Salvatore Galletti and Project Lily received cash of $61.50 million and $1.50 million, respectively, at the Closing Date.

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

Sponsor Earnout Shares

In accordance with the Sponsor Earnout Letter entered into by and among Forum Investor II, LLC (the “Sponsor”), Forum and the Holder Representative, the Sponsor agreed that at the Closing, the Sponsor placed 2,500,000 Founder Shares (as that term is defined in the Sponsor Earnout Letter) held by it (the “Sponsor Earnout Shares”) into escrow. The vesting, release and forfeiture terms of the Sponsor Earnout Shares are the same as the vesting, release and forfeiture terms applicable to the Holdback Shares, with 50% of the Sponsor Earnout Shares vesting at each Share Price Trigger, and all Sponsor Earnout Shares released if a change of control occurs, in each case, within the first three years after the Closing. If the conditions to the release of any Sponsor Earnout Shares are not satisfied on or prior to the date that it is finally determined that the Myjojo (Delaware) stockholders are not entitled to or eligible to receive any further Holdback Releases (as that term is defined in the Sponsor Earnout Letter) pursuant to the Merger Agreement, the Sponsor Earnout Shares will be forfeited by the Sponsor after such date and returned to the Company for immediate cancellation. In November 2020, both Share Price Trigger events for the issuance of the Holdback Shares occurred and, accordingly, the Company released from the escrow and returned the 2,500,000 Sponsor Earnout Shares to the Sponsor.

The multiple settlement provisions of the Holdback Shares and Sponsor Earnout Shares constitute derivative instruments under ASC 815, which must be classified as asset or liability instruments at their fair value at the Closing date, and subsequently remeasured with changes in fair value recognized in earnings. At the Closing date, the fair value of the contingent consideration relating to the Holdback Shares amounted to $120.35 million. The derivative liability was remeasured with changes in fair value recognized in earnings of $37.20 million upon release of the Holdback Shares to the certain stockholders in November 2020. The fair value of the Sponsor Earnout Shares was $0 at the Closing date and $0 upon the release date. Refer to Note 13 – Fair Value Measurements.

Transaction Costs

Direct and incremental transaction costs related to the Transaction (see Note 1) totaled $29.94 million, of which $9.40 million (cash amount, before tax) and $20.54 million (noncash amount, before tax) related to the fair value of a stock award issued to Harrison & Co. (“Harrison”), which were treated as a reduction of the cash proceeds and were deducted from the Company’s additional paid-in capital on October 15, 2020.

The Company engaged Harrison as advisors to facilitate the successful completion of the Transaction. The total consideration to Harrison for their advisory services included a $4.00 million success fee that was paid in cash upon closing of the Transaction and a stock award which included the right to receive 825,000 shares of common stock of the Company to be issued between May 1, 2021 and June 30, 2021. The shares were considered share-based compensation to non-employees and were classified as equity instruments as of October 15, 2020 (and therefore, not subject to remeasurement). The fair value of the share-based consideration on the date of the Transaction amounted to $20.54 million. The share-based consideration was fully vested upon consummation of the Transaction and there were no future service conditions. The fair value of the shares was recognized within additional paid-in capital as a reduction to the total amount of equity raised on the Closing Date. On June 1, 2021, the Company issued 825,000 shares of common stock to principals of Harrison.

Net Cash Contributions from Reverse Recapitalization

The following table reconciles the elements of the Reverse Recapitalization to the consolidated statement of cash flows for the year ended December 31, 2020 (amounts in thousands):

Cash held in the Trust Account	$207,416
Less: Forum transaction costs and advisory fees	(21,249)
Add: Cash transaction costs recognized in additional paid-in capital, net of tax	7,227
Less: Transaction costs paid after the Closing Date	(6,200)
Net cash contributions from Reverse Recapitalization	$187,194

4.	Redeemable noncontrolling interest

On April 15, 2019, UMB contributed $6.00 million to acquire 6,000 units for a 12.5% ownership interest in Ittella International. The Company incurred issuance costs of $0.13 million resulting in net consideration received of $5.87 million.

Per the terms of Ittella International’s operating agreement, UMB was provided with a put right which may cause Ittella International to purchase all, but not less than all of UMB units upon notice (“Put Notice”). UMB could have provided the Put Notice to Ittella International at any time for any reason after April 15, 2024. If Ittella International did not accept the price proposed in the Put Notice, the consideration to be paid by Ittella International to UMB for the units that were the subject of the Put Notice will be the fair market value of the units as established by a third-party appraisal, subject to a floor for the fair value at 85%. If the fair value was less than 85% of the consideration proposed by UMB in their Put Notice, UMB may have chosen to abandon the transfer. The put right constituted a redemption feature and therefore UMB’s noncontrolling interest (the “Redeemable Noncontrolling Interest”) was classified as temporary equity (mezzanine) in the accompanying consolidated financial statements.

The Redeemable Noncontrolling Interest was initially measured at fair value, which has been determined by the Company to equal the consideration received from UMB, net of transaction costs.

The Redeemable Noncontrolling Interest was not redeemable until April 2024; however, it was probable of becoming redeemable with the passage of time. Therefore, the subsequent measurement of the Redeemable Noncontrolling Interest at each reporting date was determined as the higher of (1) the initial carrying amount, increased or decreased for the redeemable noncontrolling interest’s share of net income and other comprehensive income, or (2) the redemption value, which was determined to be fair value per the terms of Ittella International’s operating agreement above. In determining the measurement method of redemption value, the Company elected to accrete changes in the redemption value over the period from the date of issuance to the earliest redemption date (i.e., April 2024) of the instrument using the effective interest method. Changes in the redemption value are considered to be changes in accounting estimates. Redemption value was determined using a combination of the market approach and income approach. Under the market approach, the Company estimated fair value based on market multiples of EBITDA of comparable companies. Under the income approach, the Company measured fair value based on a projected cash flow method using a discount rate determined by its Management which is commensurate with the risk inherent in its current business model.

There was no Redeemable Noncontrolling Interest for the year ended December 31, 2021. Changes in the carrying value of the Redeemable Noncontrolling Interest were as follows for the year ended December 31, 2020:

Amount (in thousands)
Redeemable Noncontrolling Interest as of December 31, 2019	$6,900
Contribution from noncontrolling interest	1,143
Net income attributable to redeemable noncontrolling interest	230
Accretion to redeemable noncontrolling interest to redemption value	36,719
Reverse recapitalization transaction	(44,992)
Redeemable Noncontrolling Interest as of December 31, 2020	$-

As discussed in Note 3, all redeemable noncontrolling interest classified as mezzanine equity was reclassified to permanent equity in connection with the contribution of UMB’s 12.5% equity interests in Ittella International to Myjojo (Delaware) in exchange for Myjojo’s (Delaware)’s common stock and were exchanged for Forum Class A common stock upon consummation of the Transaction.

5.	REVENUE RECOGNITION

Nature of Revenues

All sales are recorded within revenue on the accompanying consolidated statements of operations and comprehensive income (loss). The Company does not have material contract assets and contract liabilities as of December 31, 2021 and 2020.

Revenue streams for the years ended December 31, 2021, 2020 and 2019 respectively were:

	December 31, 2021		December 31, 2020		December 31, 2019
Revenue Streams (in thousands)	Revenue	% Total	Revenue	% Total	Revenue	% Total

Tattooed Chef	$132,523	63%	$84,598	57%	$18,280	22%
Private Label	75,648	35%	62,906	42%	63,819	75%
Other revenues	5,259	2%	994	1%	2,819	3%
Total net revenue	$213,430		$148,498		$84,918

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

From time to time, the Company may offer incentives to its customers considered to be variable consideration including slotting fees, trade discounts, promotional programs, and demonstration costs. Customer incentives considered to be variable consideration are recorded as a reduction to revenue as part of the transaction price based on the agreement at the time of the transaction. Customer incentives are allocated entirely to the single performance obligation of transferring product to the customer.

Major Customers — Customers accounting for 10% or more of consolidated revenue were:

Customer	December 31, 2021	December 31, 2020	December 31, 2019

Customer C	34%	39%	29%
Customer A	28%	32%	10%
Customer B	11%	17%	35%
Customer E	*	*	11%
Customer D	*	*	10%

*	Customer accounted for less than 10% of revenue in the period.

6.	ACCOUNTS RECEIVABLE, NET

Accounts receivable are reduced by an allowance for an estimate of amounts that are uncollectible. All of the Company’s receivables are due from customers in the United States. The Company extends credit to its customers based upon its evaluation of the following factors: (i) the customer’s financial condition, (ii) the amount of credit the customer requests, and (iii) the customer’s actual payment history (which includes disputed invoice resolution). The Company does not require its customers to post a deposit or supply collateral. The Company’s allowance for doubtful receivables is based on an analysis that estimates the amount of its total customer receivable// balance that is not collectible. This analysis includes assessing a default probability to customers’ receivable balances, which is influenced by several factors, including (i) current market conditions, (ii) periodic review of customer credit worthiness, and (iii) review of customer receivable aging and payment trends.

The Company evaluates the creditworthiness of its customers regularly and estimates the collectability of current and non-current accounts receivable based on historical bad debt experience, current market conditions, and reasonable and supportable forecasts of future economic conditions. In times of economic turmoil, including during the ongoing COVID-19 pandemic, the Company’s estimates and judgments with respect to the collectability of its receivables are subject to greater uncertainty than in more stable periods. The Company writes off accounts receivable whenever they become uncollectible, and any payments subsequently received on such receivables are recorded as bad debt recoveries in the period the payment is received. Credit losses from continuing operations have consistently been within management’s expectations. The allowance for doubtful accounts was $0 million as of December 31, 2021 and December 31, 2020.

7.	INVENTORY

Inventory consists of the following as of (in thousands):

	December 31, 2021	December 31, 2020

Raw materials	$22,724	$16,534
Work-in-process	5,545	5,040
Finished goods	22,756	13,424
Packaging	3,537	3,004

Total inventory	$54,562	$38,002

8.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

The following table provides additional information related to the Company’s prepaid expenses and other current assets as of (in thousands):

	December 31, 2021	December 31, 2020

Warrants receivable (see Note 18)	$-	$13,542
Prepaid advertising expenses	4,133	-
Tax credits	1,106	1,884
Prepaid other expenses	1,612	1,897
Other current assets	176	1,093

Total prepaid expenses and other current assets	$7,027	$18,416

9.	PROPERTY, PLANT, AND EQUIPMENT, NET

Property, plant, and equipment are stated at cost. A summary of property, plant, and equipment as of (in thousands):

	December 31, 2021	December 31, 2020

Land	$738	$-
Building	4,766	2,574
Leasehold improvements	5,336	2,106
Machinery and equipment	33,975	12,526
Computer equipment	549	187
Furniture and fixtures	169	109
Construction in progress	7,986	1,533
Property, plant, and equipment	53,519	19,035
Less: accumulated depreciation and amortization	(7,043)	(2,952)

Property, plant, and equipment, net	$46,476	$16,083

Approximately $5.40 million of the $7.99 million construction in progress is the manufacturing equipment for the newly acquired entity, NMFD (see Note 11). The Company expects to have the equipment installed and used for production in 2022.

The Company recorded depreciation and amortization expense for the years ended December 31, 2021, 2020 and 2019 of $3.53 million, $1.43 million and $0.66 million, respectively.

10.	INTANGIBLE ASSETS, NET and goodwill

Intangible assets consist of the following as of (in thousands):

	December 31, 2021	December 31, 2020
Tradenames	$220	$-
Less: accumulated amortization	(69)	-
Intangible assets, net	$151	$-

The estimated useful lives of the identifiable definite-lived intangible assets acquired in the NMFD Transaction were determined to be two years.

The Company recorded amortization expense of $0.07 million, $0 million and $0 million, respectively, for the years ended December 31, 2021, 2020 and 2019.

Estimated future amortization expense for the definite-lived intangible assets is as follows (in thousands):

2022	$110
2023	41
2024	-
Total	$151

The following table sets forth the change in the carrying amount of goodwill for the year ended December 31, 2021 (in thousands):

Balance as of January 1, 2021	$-
New Mexico Food Distributors, Inc. (NMFD) and Karsten Acquisition	17,973
Measurement period adjustment (change in consideration)	26
Belmont Acquisition	8,925
Balance as of December 31, 2021	$26,924

The changes in the carrying amount of goodwill for the year ended December 31, 2021 were driven by the acquisition of New Mexico Food Distributors, Inc. (NMFD) and Belmont. See Note 11 for additional information.

11.	BUSiness combinations

New Mexico Food Distributors, Inc. (NMFD) and Karsten Acquisition

On May 14, 2021, the Company entered into a stock purchase agreement to acquire all outstanding stock of NMFD, a distributor and manufacturer of frozen and ready-to-eat New Mexico food products for a total purchase price of $28.94 million. In addition, the Company entered into a membership interests purchase agreement to acquire all of the membership interest of Karsten for a total purchase price of $5.18 million. The primary reason for the purchase of NMFD and Karsten was to expand the Company’s manufacturing capacity and developing more ambient and refrigerated products. The NMFD Transaction met the definition of an acquisition of a business in accordance with ASC 805, Business Combinations, and is accounted for under the acquisition method of accounting. During the period from the acquisition date to December 31, 2021, NMFD and Karsten contributed $22.19 million of revenue and $2.17 million of net loss.

Though the purchase agreements for each of NMFD and Karsten were executed as legally separate transactions, each was entered into contemporaneously and in contemplation of the other, and involved the same group of sellers. As such, the transactions noted above were accounted for on a combined basis and were viewed to represent a single integrated event.

Under the acquisition method of accounting, the assets acquired, and liabilities assumed by the Company in connection with the NMFD Transaction were initially recorded at their respective fair values. The Company made an election under Section 338(h)(10) to treat the NMFD Transaction as an asset acquisition for income tax purposes, which allows for any goodwill recognized to be tax deductible and amortized over a 15-year statutory life. The Company considered the potential impact to the depreciation and amortization expense as a result of the fair values assigned to the acquired assets. The excess of the purchase price over the fair value of assets acquired and liabilities assumed of approximately $18.0 million was recorded as goodwill.

Transaction costs of $0.47 million were incurred in relation to the acquisition. and were recorded to operating expense within the consolidated statement of operations for the year ended December 31, 2021.

The following table summarizes the preliminary fair value of assets acquired and liabilities assumed in the NMFD Transaction as of the date of acquisition:

Amount
Purchase consideration	$34,119
Assets acquired and liabilities assumed
Cash	$173
Accounts receivable	3,567
Inventory	2,270
Prepaid expenses and other current assets	122
Operating lease, ROU asset	207
Property, plant and equipment	9,819
Finance lease, ROU assets *	5,749
Other noncurrent assets	29
Intangible assets – tradenames	220
Accounts payable	(2,834)
Accrued expenses	(78)
Operating lease liability	(207)
Note payable *	(2,917)
Goodwill	17,999
Total assets acquired and liabilities assumed	$34,119

*	In December 2015 (prior to the NMFD and Karsten Acquisition), NMFD and Karsten entered into an agreement to purchase an industrial revenue bond (“IRB”) issued by Bernalillo County, New Mexico (“Bernalillo”) to be used to finance the costs of the constructing, renovating and equipping of the manufacturing plant and concurrently, assigned ownership of the manufacturing plant including building and land (“Property”) to Bernalillo as consideration for the purchase of the IRB, as well as entered into a lease agreement to lease the Property from Bernalillo (“Lease”). The Lease provides NMFD the option to purchase the Property for $1 following the payoff of the Lease. The sale of the Property to Bernalillo and concurrent leaseback of the Property in December 2015 did not meet the sale-leaseback accounting requirements as a result of NMFD’s and Karsten’s continuous involvement with the Property and thus, the IRB was not recorded as a sale but as a financing obligation, with the Property remaining on NMFD’s financial statements. The Lease and the IRB have the same counterparty, therefore a right of offset exists so long as NMFD continues to make rent payments under the terms of the Lease.

On May 14, 2021, the balance of the IRB asset and the lease obligation to Bernalillo were $2.92 million and $2.92 million, respectively. Upon the acquisition of NMFD and Karsten, the Company received all rights and assumed obligations related to the IRB, the Property and the Lease. Under business combination accounting literature and prior to the adoption of ASC 842, the transaction involving the IRB and the Lease should not be reassessed and, therefore, the failed sale-leaseback accounting should be reflected in the Company’s purchase accounting. There were no changes to the right of offset as a result of the acquisition and, thus, the lease obligation was offset against the IRB asset and is presented net on the Company’s consolidated balance sheet with no impact to the consolidated operations of income or consolidated cash flow statements. The leased assets are accounted for as a right of use (“ROU”) asset under ASC 842 and the fair value of the ROU asset was determined to be $5.7 million. As such, the lease for the land and the building will be presented on the consolidated balance sheet as an ROU asset of $5.7 million. The Note payable bears interest at 3.8% and has a maturity date of December 29, 2025. The note payable balance is reflected at the present value of future principal payments. The Company recognized the entire balance as a current liability due to noncompliance with certain financing covenants. See Note 17.

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

Belmont Acquisition

On September 28, 2021, Tattooed Chef formed BCI Acquisition, Inc. (“BCI”) as a wholly-owned subsidiary. On December 21, 2021, BCI acquired substantially all of the assets and assumed certain specified liabilities, from Belmont Confections, Inc. (“Belmont”) for an aggregate purchase price of $17.00 million. Belmont was a privately held company based in Youngstown, Ohio, and specialized in the development and manufacturing of private label nutritional bars. The primary reason for the purchase of Belmont’s assets and assumption of liabilities was to expand the Company’s manufacturing capacity into a nutritional bars and other ambient products. Approximately $4.00 million of the purchase price was paid by issuing 241,546 shares of Tattooed Chef’s common stock to Belmont’s sole shareholder. The closing price of Tattooed Chef’s common stock was $16.90 per share at the acquisition date. During the period from December 21, 2021 (the acquisition date) to December 31, 2021, BCI contributed $0.76 million of revenue and $0.03 million of net loss.

Under the acquisition method of accounting, the assets acquired and liabilities assumed by the Company in connection with the Belmont Acquisition were initially recorded at their respective fair values. The Company considered the potential impact to the depreciation expense as a result of the fair values assigned to the acquired assets. The excess of the purchase price over the fair value of assets acquired and liabilities assumed of approximately $8.93 million was recorded as goodwill.

In relation to the acquisition, transaction costs of $0.16 million incurred by the Company are recorded to operating expense within the consolidated statement of operations for the year ended December 31, 2021. $0.02 million of seller’s transaction costs were paid by the Company and included in the purchase price consideration. The following table summarizes the preliminary fair value of assets acquired and liabilities assumed in the Belmont Acquisition as of the date of acquisition:

Amount
Cash consideration	$13,000
Equity consideration – common stock	4,000
Total purchase consideration	$17,000
Assets acquired and liabilities assumed
Accounts receivable	$1,630
Inventory	4,130
Prepaid expenses and other current assets	38
Operating lease ROU asset	870
Property, plant and equipment	6,477
Accounts payable	(3,477)
Accrued expenses	(723)
Operating lease liability	(870)
Goodwill	8,925
Total assets acquired and liabilities assumed	$17,000

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

The following unaudited pro forma financial information presents the combined results of operations for each of the periods presented as if both the NMFD Acquisition and the Belmont Acquisition had occurred as of January 1, 2020.

	Year Ended December 31,
	2021	2020
Net Revenue - pro forma combined	$256,607	$202,916
Net (Loss) Income - pro forma combined	(88,517)	69,517
Weighted Average Shares:
Basic	81,773,780	36,729,408
Diluted	81,912,675	40,318,734
Net Income (Loss) per Share:
Basic	$(1.08)	$1.89
Diluted	$(1.09)	$1.72

12.	Derivative instruments

The Company enters into foreign currency exchange forward contracts to reduce the short-term effects of foreign currency fluctuations on assets and liabilities such as foreign currency inventory purchases, receivables and payables. The Company’s primary objective in holding derivatives is to reduce the volatility of earnings and cash flows associated with changes in foreign currency exchange rates. The Company’s derivatives expose the Company to credit risk and market risk when the value of a derivative might be adversely affected by changes in market conditions and commodity prices, currency exchange rates or interest rates. The Company manages the derivative market risk by limiting the types of derivative instruments and derivative strategies and the degree of market risk through the use of derivative instruments. The Company does, however, seek to mitigate such risks by limiting its counterparties to major financial institutions. Management does not expect material losses as a result of defaults by counterparties.

The fair values of the Company’s derivative instruments classified as Level 2 financial instruments and the line items within the accompanying consolidated balance sheets to which they were recorded are summarized as follows (in thousands):

		December 31,	December 31,
	Balance Sheet Line Item	2021	2020
Derivatives not designated as hedging instruments:
Foreign currency derivatives	Prepaid expenses and other current assets	$-	$1,042
Foreign currency derivatives	Forward contract derivative liability	1,804	-
Total derivatives not designed as hedging instruments		$1,804	$1,042

The effect on the accompanying consolidated statements of operations and comprehensive income (loss) of derivative instruments not designated as hedges and contingent consideration derivatives is summarized as follows (in thousands):

	Line Item in Statement of Income	Year ended December 31, 2021	Year ended December 31, 2020
Derivatives not designated as hedging instruments:
Foreign currency derivatives	Other income (expense)	$(2,846)	$1,042
Gain on settlement of contingent consideration derivative	Other income	-	37,200
Total not designated as hedging instruments		$(2,846)	$38,242

The Company has notional amounts of $43.48 million on outstanding derivatives as of December 31, 2021. The Company had notional amounts of $45.60 million on outstanding derivatives as of December 31, 2020.

13.	FAIR VALUE MEASUREMENTS

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

On November 16, 2020, the contingencies were met and accordingly the Holdback Shares were released. The remeasured fair value of the liability was $83.15 million based on the public share price on release date and was charged against additional paid-in capital. The change in fair value during the period resulted in a gain on settlement of the contingent consideration derivative of $37.20 million and was recorded within “other income” in the consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2020.

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

Warrant Liabilities

The Private Placement Warrants (see Note 1) are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the consolidated balance sheets. The warrant liabilities are measured at fair value at inception (“initial measurement”), which is at the Closing Date, and on a recurring basis (“subsequent remeasurement”), with changes in fair value presented within change in fair value of warrant liabilities in the consolidated statements of operations and comprehensive income (loss).

●	Initial Measurement

The fair value of the Private Placement Warrants was initially measured at fair value on October 15, 2020, the Closing Date.

●	Subsequent Measurement

At each reporting period or upon exercise of the Private Placement Warrants, the Company remeasures the Private Placement Warrants at their fair values with the change in fair value reported to current operations within the statements of operations and other comprehensive income (loss). During the twelve months ended December 31, 2021, Private Placement Warrants totaling 292,417 were settled, resulting in an aggregate loss on settlements of $0.13 million. During the twelve months ended December 31, 2020, Private Placement Warrants totaling 247,423 were settled, resulting in an aggregate gain on settlements of $0.73 million.

For the twelve months ended December 31, 2021 and 2020, the change in the fair value of the warrant liabilities charged to current operations resulted in a gain of $0.59 million and $1.19 million, respectively.

●	Fair Value Measurement

The fair value of the Private Placement Warrants was determined to be $7.07 per warrant as of December 31, 2021, using Monte Carlo simulations and certain Level 3 inputs. Inherent in a Monte Carlo simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock warrants based on implied volatility from its traded warrants and historical volatility of select peers’ common stock with a similar expected term of the Private Placement Warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield on the grant date with a maturity similar to the expected remaining term of the warrants. The expected term of the Private Placement Warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company estimated to remain at zero.

The following table provides quantitative information regarding the inputs to the fair value measurement of the Private Placement Warrants as of each measurement date:

Input	December 31, 2021	December 31, 2020	October 15, 2020 (Initial Measurement)
Risk-free interest rate	1.08%	0.34%	0.32%
Expected term (years)	3.79	4.79	5
Expected volatility	45.00%	35.00%	35.00%
Exercise price	$11.50	$11.50	$11.50
Fair value of warrants	$7.07	$12.72	$13.85

On December 31, 2021, the fair value of the Private Placement Warrants was determined to be $7.07 per warrant, or an aggregate value of $0.81 million for 115,160 outstanding warrants.

On December 31, 2020, the fair value of the Private Placement Warrants was determined to be $12.72 per warrant, or an aggregate value of $5.18 million for 407,577 outstanding warrants.

On October 15, 2020, the fair value of the Private Placement Warrants was determined to be $13.85 per warrant, or an aggregate value of $9.07 million for 655,000 outstanding warrants.

The following table presents the changes in the fair value of warrant liabilities:

Private Placement
Fair value at initial measurement on October 15, 2020	$9,072
Exercise of Private Placement Warrants	(2,696)
Change in fair value (1)	(1,192)
Fair value as of December 31, 2020	$5,184
Exercise of Private Placement Warrants	(3,782)
Change in fair value (1)	(589)
Fair value as of December 31, 2021	$813

(1)	Changes in fair value of warrant liabilities are recognized as other income (expense) in the consolidated statements of operations and comprehensive income (loss).

Derivative Instruments

Derivative contracts are valued using quoted market prices and significant other observable inputs. The Company uses derivative instruments to minimize our exposure to fluctuations in foreign currency exchange rates. The Company’s derivative instruments primarily include foreign currency forward contracts related to certain intercompany loans, certain forecasted inventory purchase commitments with foreign suppliers. The fair values for the majority of the Company’s foreign currency derivative contracts are obtained by comparing the contract rate to a published forward price of the underlying market rates, which is based on market rates for comparable transactions and are classified within Level 2 of the fair value hierarchy. See Note 12.

Business Combination

Business combinations are accounted for using the acquisition method of accounting. The Company recognizes the assets acquired and the liabilities assumed at the acquisition date measured at their fair values as of that date. Fair value determinations are based on discounted cash flow analyses or other valuation techniques. In determining the fair value of the assets acquired and liabilities assumed in a material acquisition, the Company may utilize from the assistance of third party valuation firms to determine fair values of some or all of the assets acquired, and liabilities assumed, or may complete some or all of the valuations internally. The value of goodwill reflects the excess of the fair value of the consideration conveyed to the seller over the fair value of the net assets receive. See Note 11.

14.	LEASES

As of December 31, 2021, the Company’s primary leasing activities were related to office space, production and storage facilities and certain Company vehicles and equipment. In connection with the business acquisitions completed in 2021, the Company assumed several operating leases and a finance lease (the “Karsten Lease”) (see Note 11). The Karsten Lease provides the Company the option to purchase the leased facility for $1.00 (one dollar) following the payoff of the lease obligation balance. The leased facility was accounted for as a finance lease ROU assets in connection with the NMFD Transaction under ASC 842 (see Note 1 and Note 11).

Significant assumptions and judgments were made in the application of GAAP for leases, including those related to the lease discount rate. The interest rate used to determine the present value of the future lease payments is the Company’s incremental borrowing rate, when the interest rate implicit in the Company’s leases is not readily determinable. The incremental borrowing rate is estimated to approximate the interest rate on a collateralized basis with similar terms of the lease payments at commencement date, and in similar economic environments.

Upon adoption, ASC 842, Leases had an impact in the Company’s consolidated balance sheet and in its consolidated statement of operations. As part of the transition, the Company elected the following practical expedients:

●	Package of practical expedients which eliminates the need to reassess (1) whether any expired or existing contracts are or contain leases; (2) the lease classification for any expired or existing leases; and (3) the initial direct costs for any existing leases.

●	The practical expedient whereby the lease and non-lease components will not be separated for all classes of assets.

●	Not to recognize ROU assets and corresponding lease liabilities with a lease term of 12 months or less from the lease commencement date for all class of assets.

For existing leases, the Company did not elect the use of hindsight and did not reassess lease term upon adoption.

The Company adjusted the adoption date opening ROU asset balance by $0.04 million and $0.03 million previously recorded as deferred rent liabilities and prepaid expenses, respectively. On January 1, 2021, the Company recorded $4.16 million in operating lease ROU assets and $4.17 million in operating lease liabilities. The adoption of ASC 842 had no significant impact on the Company’s statement of operations.

As of December 31, 2021, the Company has one additional operating lease that has not yet commenced. Approximately $10.49 million of operating lease ROU asset and operating lease liabilities are expected to be recognized in the Company’s consolidated balance sheet upon the possession date in 2022.

The components of lease costs are as follows:

		Year ended
(in thousands)	Statement of Operations Location	December 31, 2021
Operating leases:
Lease cost	Cost of goods sold	$1,014
Lease cost	Operating expenses	293
Operating lease cost		1,307
Finance leases:
Amortization of right-of use assets	Operating expenses	110
Interest on IRB lease note payable	Interest expenses	67
Finance lease cost		177
Other:
Variable lease cost	Cost of goods sold	1,733
Variable lease cost	Operating expenses	21
Variable lease cost*		1,754
Total lease cost		$3,238

*	Variable lease cost primarily consists of month to month rent, charges based on usage and maintenance.

The Company’s rent expense amounted to $2.05 million and $1.50 million for the years ended December 31, 2020 and 2019, respectively.

Supplemental balance sheet information as of December 31, 2021 related to leases are as follows:

		December 31
(in thousands)		2021
Assets	Balance Sheet Location
ROU assets-Finance lease**	Finance lease right-of-use asset, net	$5,749
Less: accumulated amortization	Finance lease right-of-use asset, net	(110)
Finance lease right-of-use assets, net	Finance lease right-of-use asset, net	5,639
ROU assets-Operating lease	Operating lease right-of-use assets	9,099
Less: accumulated amortization	Operating lease right-of-use assets	(1,060)
Operating lease right-of-use assets, net	Operating lease right-of-use assets	8,039
Total Lease ROU assets		$13,678
Liabilities
Current:
Operating lease liabilities, current	Operating lease liabilities, current	$(1,523)
Finance lease liability**	**	(2,826)
Long term:
Operating lease liabilities, noncurrent	Operating lease liabilities, noncurrent	(6,599)
Total Lease liabilities		$(10,948)

**

The finance lease ROU asset and liability under an IRB arrangement were acquired and assumed through NMFD acquisition (see Note 11). The finance lease liability was offset with IRB assets. The amounts of the finance lease liability and IRB assets were the same as the balance of note payable (see Note 17).

Supplemental cash flow information related to leases was as follows:

Year ended
(in thousands)	December 31, 2021
Operating cash flows paid for operating leases	$(986)
Financing cash flows paid for note payable related to IRB lease	(90)

Non-cash investing and financing activities: ROU assets obtained in exchange for lease obligations:
Operating lease	4,936

The  following table represents the weighted-average remaining lease term and discount rates for operating lease as of December 31, 2021:

	Operating Leases	Finance Leases
Weighted-average remaining lease term (years)	7.11	4.00
Weighted-average discount rate	4.0%-5.3%	3.8%

The following table reconciles the undiscounted future lease payments for operating leases to the operating leases recorded in the condensed consolidated balance sheet at December 31, 2021:

(in thousands)	Operating Leases
2022	$1,847
2023	1,694
2024	1,337
2025	964
2026	744
2027 and thereafter	3,180
Total lease payments	$9,766
Less imputed interest	1,644
Present value of future lease payments	$8,122
Current Lease liabilities	1,523
Noncurrent Lease liabilities	6,599

The future minimum rental payments under ASC 840, the predecessor of ASC 842, as of December 31, 2020 under operating leases were as follows (in thousands):

Year ended December 31,

2021	$856
2022	685
2023	524
2024	186
2025	132
Thereafter	457
Total	$2,840

15.	ACCRUED EXPENSES

The following table provides additional information related to the Company’s accrued expenses as of (in thousands):

	December 31, 2021	December 31, 2020
Accrued customer incentives	$1,471	$1,524
Accrued payroll	1,600	1,471
Accrued commission	607	108
Other accrued expenses	89	507
Total accrued Expenses	$3,767	$3,610

16.	INCOME TAXES

The Company’s consolidated financial statements recognize the current and deferred income tax consequences that result from the Company’s activities during the current and preceding periods. Prior to the Transaction, Myjojo (Delaware) was an S corporation, only subject to a minimal entity level tax in California and foreign income tax filings. Following the Transaction, the Company files consolidated federal, state, and foreign income tax filings. The Company recognizes current and deferred income taxes as a consolidated “C” corporation for periods ending after the date of the Transaction. As a result, Myjojo (Delaware) recorded a one-time tax benefit resulting from Myjojo (Delaware)’s change in tax status from an S-corporation to a C-corporation.

The Company’s (loss) income before income taxes are subject to taxes in the following jurisdictions for the following periods (in thousands):

	December 31, 2021	December 31, 2020	December 31, 2019

Pre-tax (loss) income from U.S. operations	$(40,772)	$24,396	$4,308
Pre-tax (loss) income from foreign operations	1,292	4,350	1,256
Total Pre-tax (loss) income	$(39,480)	$28,746	$5,564

The (benefit) provision for income taxes consisted of the following:

	December 31, 2021	December 31, 2020	December 31, 2019
Current:
Federal	$-	$-	$-
State and local	2	78	79
Foreign	641	947	257
Total current	643	1,025	336
Deferred:
Federal	35,620	(29,502)	-
State and local	11,847	(13,591)	(11)
Foreign	(186)	(390)	(171)
Tax benefit recorded to additional paid-in capital	-	2,180	-
Total deferred	47,281	(41,303)	(182)

Total income tax (benefit) expense	$47,924	$(40,278)	$154

For the years ended December 31, 2021, 2020 and 2019, the effective tax rate was (121.4)%, (140.1)%, and 2.8%, respectively. A reconciliation of the income tax provisions to the amounts computed by applying the statutory federal income tax rate to income before income tax provisions for the years ended (in thousands):

	December 31, 2021		December 31, 2020		December 31, 2019
Income taxes computed at Federal statutory rate	$(8,291)	21.0%	$5,974	20.8%	$1,210	21.7%
State and local taxes	(1,181)	3.0%	(422)	(1.5)%	69	1.2%
Section 162(m) limitation	-	-%	2,537	8.8%	-	-%
Derivative Gain / Loss	(20)	0.1%	(7,812)	(27.2)%	-	-%
Permanent differences	16	0.0%	(187)	(0.7)%	-	-%
Foreign taxes	455	(1.2)%	947	3.3%	419	7.5%
Earnings not subject to federal entity-level tax	-	-%	(2,013)	(7.0)%	(1,210)	(21.7)%
Change in valuation allowance	50,680	(128.4)%	-	-%	(334)	(6.0)%
Effect of Change in Rate (State)	4,897	(12.4)%	-	-%	-	-%
Change in tax status	-	-%	(39,261)	(136.6)%	-	-%
Other	1,368	(3.5)%	(41)	(0.1)%	-	-%

Total income tax (benefit) expense	$47,924	(121.4)%	$(40,278)	(140.1)%	$154	2.8%

Deferred Tax Assets and Liabilities

The components of deferred income tax assets and liabilities, which are included in the accompanying consolidated balance sheets, are summarized as follows for years ended (in thousands):

	2021	2020
Deferred tax assets
Transaction costs	$1,127	$6,204
Fixed assets	-	65
Intangibles	33,272	38,667
Stock based compensation	643	951
Accruals and reserves	767	275
Net operating loss carryforwards	15,620	1,519
Lease liabilities	2,087	-
Unrealized exchange loss	232	-
Other	318	110
Gross deferred tax assets	54,066	47,791
Less valuation allowance	(50,612)	-
Total deferred tax assets	$3,454	$47,791

Deferred tax liability
Fixed assets	$(1,042)	$-
Unrealized exchange gain	-	(242)
Right of use asset	(2,067)	-
Other	(79)	-
Total deferred tax liabilities	(3,188)	(242)
Net deferred tax assets	$266	$47,549

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2021, as well significant deferred tax asset in excess of deferred tax liabilities. Primarily based on the objective evidence as described above, the Company recorded a full valuation allowance on the net deferred tax asset in US. As of December 31, 2021, the balance of $0.3 million of deferred tax assets, net was recognized by Ittella Italy. As of December 31, 2021, the Company has established a valuation allowance against its net deferred tax assets in the amount of $50.6 million.

As of December 31, 2021, the Company had federal and state net operating loss carryforwards of approximately $62.8 million and $42.6 million, respectively. The federal net operating loss carryforwards can be carried forward indefinitely. The state net operating loss carryforwards will expire beginning in 2040, if not utilized.

Pursuant to Section 382 of the Internal Revenue Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change, by value, in the corporation’s equity ownership by certain shareholders or group of shareholders over a rolling three-year period), the corporation’s ability to use its pre-ownership change net operating loss carryforwards to offset its post-ownership change income may be limited. As of December 31, 2021, the Company has not completed an analysis of ownership change, and as such existing net operating loss carryforwards may be limited.

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position based solely on the technical merits. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company evaluated all of its tax positions for which the statute of limitations remained open and determined there were no unrecognized tax benefits as of December 31, 2021 and 2020.

The Company’s policy is to classify interest and penalties associated with uncertain tax positions, if any, as a component of its income tax provision. For the years ended December 31, 2021, 2020 and 2019, the Company had no interest or penalties related to unrecognized tax benefits.

As of December 31, 2021, and 2020, the Company had no open tax examinations by any taxing jurisdiction in which it operates. The taxing authorities of the most significant jurisdictions are the United States Internal Revenue Service, the California Franchise Tax Board and the Agenzia delle Entrate. The statute of limitations for which the Company’s tax returns are subject to examination are as follows: Federal 2018-2021, California 2017-2021, and Italy 2017-2021.

17.	INDEBTEDNESS

Debt consisted of the following as of (in thousands):

	December 31, 2021	December 31, 2020

Revolving credit facility	$1,200	$22
Notes payable	5,735	2,101
Notes payable to related parties (Note 20)	-	66
Total debt	6,935	2,189
Less current debt	(6,219)	(199)

Total long-term debt	$716	$1,990

Revolving credit facility

The Company is party to a revolving line of credit agreement, which has been amended from time to time, pursuant to which a credit facility has been extended to the Company until March 31, 2022 (the “Credit Facility”). The Credit Facility is collateralized by all of the Company’s accounts receivables, inventory and assets. The Credit Facility provides the Company with up to $25.00 million in revolving credit. Under the Credit Facility, the Company may borrow up to (a) 90% of the net amount of eligible accounts receivable; plus, (b) the lower of: (i) sum of: (1) 50% of the net amount of eligible inventory; plus (2) 45% of the net amount of eligible in-transit inventory; (ii) $10.00 million; or (iii) 50% of the aggregate amount of revolving loans outstanding, minus (c) the sum of all reserves. Under the Credit Facility: (i) the Company’s fixed charge coverage ratio may not be less than 1.10:1.00, and (ii) the Company may make dividends or distributions in shares of stock of the same class and also distributions for the payment of taxes. As of December 31, 2021, the Company was not in compliance with the fixed charge coverage ratio term of the credit facility. This noncompliance has no impact on the Company’s borrowing capacity and financial condition. On February 21, 2022, the lender issued a waiver of financial covenants letter to the Company waiving the requirement to comply with the debt covenant for the period ended December 31, 2021.

The revolving line of credit bears interest at the sum of (i) the greater of (a) the daily Prime Rate, or (b) LIBOR plus 2%; and (ii) 1%. The actual interest rates on outstanding borrowings were at 4.25% at both of December 31, 2021 and 2020. In addition, the Company paid approximately $0.20 million, $0.10 million and $0.09 million for the years ended December 31, 2021, 2020 and 2019, respectively, to cover the unused line fee, minimum usage fee, annual fees and other bank service fees.

The revolving line of credit has an arrangement associated with it wherein all collections from collateralized receivables are deposited into a collection account and applied to the outstanding balance of the line of credit on a daily basis. The funds in the collection account are earmarked for payment towards the outstanding line of credit and given the Company’s obligation to pay off the outstanding balance on a daily basis, the balance is classified as a current liability on the Company’s consolidated balance sheets as of December 31, 2021 and 2020. The balance on the credit facility was $0 million as of both December 31, 2021 and December 31, 2020.

The Credit Facility included a capital expenditure loan (“Capex Loan”) in the amount of up to $1.89 million that functions to reimburse the Company for certain qualified expenses related to the Company’s purchase of capital equipment. All borrowings against this loan are payable on a straight-line basis over 5 years and accrue interest at the greater of (a) the daily Prime Rate or (b) the daily LIBOR Rate plus 4%. The loan was paid off in full with the proceeds from the Transaction. The balance on the Capex Loan was $0 million as of both December 31, 2021 and December 31, 2020.

In March 2021, Ittella Italy entered into a line of credit with a financial institution in the amount of up to 0.60 million Euros. The balance on the credit facility was 0.60 million Euros ($0.68 million) as of December 31, 2021. The credit facility bears a one time commission fee at 0.40% and interest at 1.50% per annum. Under this credit facility, Ittella Italy borrows the amount based on the sales invoices presented to the financial institution and pays back within 60 days. This line of credit does not have an expiration date and does not contain financial covenants.

In September 2021, Ittella Italy entered into another credit line with a financial institution in the amount of up to 1.35 million Euros. The balance on the credit line was 0.46 million Euros ($0.52 million) as of December 31, 2021. The credit facility bears a one time commission fee at 0.40% and interest at 0.85% per annum. Under this credit facility, the financial institution advances suppliers based on purchase invoices presented and Ittella Italy pays back within 180 days. This line of credit does not have an expiration date and does not contain financial covenants.

Notes payable

In connection with the NMFD Transaction in May 2021 (see Note 11), the Company assumed a note payable in the amount of $2.92 million. The note payable bears interest at 3.8% per annum and has a maturity date of December 29, 2025. Under the note payable, NMFD must maintain a minimum fixed charge coverage ratio of 1.20:1.00, assessed semi-annually as of June 30th and December 31st of each calendar year beginning December 31, 2021, and the Company must, on a consolidated basis, maintain a funded debt to EBITDA ratio not to exceed four to one, tested semi-annually as of June 30 and December 31, with the first test to begin June 30, 2021. The outstanding balance of the note payable was $2.83 million and classified as a current liability due to noncompliance with above financing covenants as of December 31, 2021.

In May 2021, Ittella Italy entered into a promissory note with a financial institution in the amount of 1.00 million Euros. The note accrues interest at 1.014% per annum and has a maturity date of May 28, 2025, when the full principal and interest are due. The promissory note doesn’t contain any financial covenant. The balance on the promissory note was 0.88 million Euro ($1.00 million) and 0 million Euro ($0 million) as of December 31, 2021 and 2020, respectively.

On January 6, 2020, Ittella Properties, LLC, a variable interest entity (“VIE”) (see Note 22), refinanced all of its existing debt with a financial institution in the amount of $2.10 million (the “Note”). The Note accrues interest at 3.60% per annum and has a maturity date of January 31, 2035. Financial covenants of the Note include a minimum fixed charge coverage ratio of 1.20 to 1.00. The outstanding balance on the Note was $1.91 million and $2.02 million as of December 31, 2021 and 2020, respectively. As of December 31, 2021, the VIE was not in compliance with the fixed charge coverage ratio and the full balance of the Note was classified as a current liability. On March 15, 2022, the VIE executed an amendment to the Note that includes a waiver of the requirement to comply with the debt covenant through June 30, 2022. Commencing with the fiscal quarter ending September 30, 2022, the VIE should meet a minimum fixed charge coverage ratio of 1.20 to 1.00.

Future minimum principal payments due on the notes payable, including notes payable to related parties, for periods subsequent to December 31, 2021 are as follows (in thousands):

Year ended December 31,
2022	$6,219
2023	286
2024	289
2025	141
Total	$6,935

18.	STOCKHOLDERS’ EQUITY

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

Further, the Company issued awards to certain officers and all of the directors pursuant to the Tattooed Chef, Inc. 2020 Incentive Award Plan (“Director Awards”) on December 17, 2020 (see Note 19).

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2021, there were no shares of preferred stock issued or outstanding.

Common Stock

The Company is authorized to issue 1,000,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. As of December 31, 2021, there were 82,237,813 shares issued and outstanding.

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

The following schedule discloses the components of the Company’s changes in net income attributable to noncontrolling interest for the years ended December 31 (in thousands):

	2021	2020	2019
Net income attributable to noncontrolling interest in Ittella Italy	$-	$1,192	$351
Net income attributable to noncontrolling interest in Ittella International	-	230	706
Increase in noncontrolling interest due to foreign currency translation	-	84	7

Change in net comprehensive income attributable to noncontrolling interest	$-	$1,506	$1,064

As discussed in Notes 3 and 4, all noncontrolling interest were converted into Myjojo (Delaware)’s common shares which were subsequently exchanged for the Company’s common shares in the Transaction.

Warrants

In connection with Forum’s IPO and issuance of Private Placement Units in August 2018, Forum issued Units consisting of Class A Common Stock with attached warrants as follows:

1.	Public Warrants – Forum issued 20,000,000 Units at a price of $10.00 per Unit, each Unit consisting of one share of Class A Common Stock of Forum and one redeemable warrant.

2.	Private Placement Warrants – Forum issued 655,000 Private Placement Units, each consisting of one share of Class A Common Stock and one warrant to the Sponsor and to Jefferies and Early Bird Capital, Inc. in a private placement.

Each Public Warrant and Private Placement Warrant (together, the “Warrants”) entitled or entitles the holder to purchase one share of Common Stock at an exercise price of $11.50.

The Public Warrants contained a redemption feature that provided the Company the option to call the Public Warrants for redemption 30 days after notice to the holder when any of conditions described in the following paragraph were met, and required that any Public Warrant holder who desired to exercise his, her or its Public Warrant prior to the redemption date do so on a “cashless basis,” by converting each Public Warrant for an equivalent number of shares of Common Stock, determined by dividing (i) the product of the number of shares of Common Stock underlying the Warrants, multiplied by the difference between the Warrant Price and the “Fair Market Value”, and (ii) the Fair Market Value (defined as the average last sale price of the Common Stock for the ten trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of the Public Warrants).

The Public Warrants became exercisable upon occurrence of certain events (trigger events), including the completion of the Transaction (Note 3). Once the Public Warrants became exercisable, the Company was able to redeem the Public Warrants in whole, at a price of $0.01 per warrant within 30 days after a written notice of redemption, and if and only if, the reported last sale price of the Company’s common stock equaled or exceeded $18.00 per share for any 20 trading days within a 30-trading day period ending three business days before the Company sent a notice of redemption to the holder.

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

As discussed in Note 1, Forum completed a business combination, which is one of the trigger events for exercisability of the Warrants. Warrant activity is as follows:

	Public Warrants	Private Placement Warrants
Issued and outstanding as of October 15, 2020	20,000,000	655,000
Exercised	(5,540,316)	(247,423)
Issued and outstanding as of December 31, 2020	14,459,684	407,577
Exercised	(14,459,684)	(292,417)
Issued and outstanding as of December 31, 2021	-	115,160

The Public Warrants are considered freestanding equity-classified instruments due to their detachable and separately exercisable features. Accordingly, the Public Warrants are presented as a component of Stockholders’ Equity in accordance with ASC 815-40-25.

As discussed in Note 13, the Private Placement Warrants are considered freestanding liability-classified instruments under ASC 815-40-25.

19.	Equity INCENTIVE PLAN

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

The table below summarizes the share-based activity in the Plan:

	Number of Awards Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Intrinsic Value (in thousands)
Balance at December 31, 2019	-	-	-	-
Granted	773,300	24.64	10.00	-
Cancelled and forfeited	-	-	-	-
Exercised	-	-	-	-
Balance at December 31, 2020	773,300	$24.64	9.98	$-
Granted	825,000	18.15	-	-
Cancelled and forfeited	(4,500)	24.69	-	-
Exercised	-	-	-	-
Balance at December 31, 2021	1,593,800	$21.30	9.26	$-
Vested and Exercisable at December 31, 2021	256,267	$24.69	8.98	$-

There were no options exercised during the year ended December 31, 2021.

Compensation expense is recorded on a straight-line basis over the vesting period, which is the requisite service period, beginning on the grant date. The compensation expense is based on the fair value of each option grant using the Black-Scholes option pricing model. During the years ended December 31, 2021 and 2020, the Company recorded in aggregate $2.63 million and $0.04 million, respectively, of share-based compensation expense related to stock options, which is included in operating expenses in the Company’s consolidated statements of operations.

As of December 31, 2021, the Company had stock-based compensation expense of $7.62 million, related to unvested stock options not yet recognized that are expected to be recognized over an estimated weighted average period of approximately three years.

The fair value of each option grant was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions during:

	2020	2021
Dividend yield	0.00%	0.00%
Expected volatility	25.89%	33.99%
Risk-free interest rate	0.67%	1.11%
Expected term	6	6

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

The fair value of granted stock options was $5.17 million and $5.09 million for year ended December 31, 2021 and 2020, respectively.

Any option granted under the Plan may include tandem Stock Appreciation Rights (“SARs”). SARs may also be awarded to eligible persons independent of any option. The strike price for common share for each SAR shall not be less than 100% of the fair value of the shares determined as of the date of grant. There were no SARs outstanding during the years ended December 31, 2021 or December 31, 2020.

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

Director restricted stock activity under the Plan for the year ended December 31, 2021 is as follows:

	Employee Director Awards		Non-Employee Director Awards
	Number of Shares	Weighted- Average Fair Value	Number of Shares	Weighted- Average Fair Value
Balance at December 31, 2019	-	$-	-	$-
Granted	4,935	20.26	39,480	20.26
Vested	(4,935)	20.26	(39,480)	20.26
Forfeited	-	-	-	-
Balance at December 31, 2020	-	$-	-	$-
Granted	-	-	20,134	19.70
Vested	-	-	(20,134)	19.70
Forfeited	-	-	-	-
Non-vested restricted stock at December 31, 2021	-	$-	-	$-

Non-director employee and consultant restricted stock activity under the Plan for the year ended December 31, 2021 is as follows:

	Employee Awards		Consultant (Non-Employee) Awards
	Number of Shares	Weighted- Average Fair Value	Number of Shares	Weighted- Average Fair Value
Balance at December 31, 2019	-	$-	-	$-
Granted	400,000	24.28	200,000	24.69
Vested	-	-	(100,000)	24.69
Forfeited	-	-	-	-
Balance at December 31, 2020	400,000	$24.28	100,000	$24.69
Granted	30,416	23.65	110,000	18.89
Vested	(4,916)	24.28	(110,000)	18.89
Forfeited	(425,500)	24.24	(100,000)	24.69
Non-vested restricted stock at December 31, 2021	-	$-	-	$-

The fair value of consultant (non-employee) restricted stock vested for the year ended December 31, 2021 and 2020 was approximately $1.90 million and $2.47 million, respectively. The fair value of employee restricted stock awards vested for the year ended December 31, 2021 and 2020 was approximately $0.08 million and $0.10 million, respectively. The fair value of non-employee restricted stock awards vested for the year ended December 31, 2021 and 2020 was approximately $0.58 million and $0.80 million, respectively. During the years ended December 31, 2021 and 2020, the Company recorded in aggregate $2.56 million and $3.37 million, respectively, of share-based compensation expense related to restricted stock, which is included in operating expenses in the Company’s consolidated statements of operations.

As of December 31, 2021, unrecognized compensation costs related to the employee restricted stock awards was $0 million.

20.	RELATED PARTY TRANSACTIONS

The Company leases office property in San Pedro, California from Deluna Properties, Inc., a company owned by Salvatore Galletti. Rent expense was $0.21 million, $0.06 million and $0.06 million for the twelve months ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, under the adoption of ASC 842, the Company recorded $2.15 million of operating lease right-of-use asset and $2.10 million of operating lease liabilities in relation to this lease.

The Company entered into a credit agreement with Salvatore Galletti for a $1.20 million revolving line of credit in January 2007. Monthly interest payments were accrued at 4.75% above the Prime Rate on any outstanding balance. In addition, the Company agreed to pay Salvatore Galletti 0.67% per month of the full amount of the revolving credit line, regardless of whether the Company has borrowed against the line of credit. For the years ended December 31, 2021, 2020 and 2019, respectively, zero amount of the fees have been paid to the lender. This agreement originally expired on December 31, 2011, which was amended from time to time and extended to December 31, 2024. The outstanding balance of the line of credit was $0 million at both of December 31, 2021 and 2020. On October 1, 2021, this revolving credit agreement has been early terminated by both parties without penalty or fees.

In May 2018, Ittella Italy entered into a promissory note with Pizzo in the amount of 0.48 million Euros. The note bears interest at 8.00% per annum. The balance of the note was 0.00 million Euros and 0.07 million Euros as of December 31, 2021 and December 31, 2020, respectively.

The Company is a party to a revolving line of credit with Marquette Business Credit with borrowing capacity of $25.00 million as of both December 31, 2021 and December 31, 2020 (Note 17). The parent organization of Marquette Business Credit is UMB (Note 3).

On May 21, 2021, the Company entered into a transaction with Pizzo for the purchase of a vehicle. The Company paid 0.02 million Euros for acquiring the vehicle.

In Connection with Belmont acquisition in December 2021, the Company entered into a lease agreement with Penhurst Realty, LLC, owned by Belmont’s prior owner who is currently serving as the president of BCI. No rent was paid or payable to the lessor during the period from December 21, 2021 (acquisition closing date) to December 31, 2021. As of December 31, 2021, under the adoption of ASC 842, the Company recorded $0.68 million of operating lease right-of-use asset and $0.66 million of operating lease liabilities in relation to this lease.

A company affiliated with a member of the Board has been contracted to provide marketing assistance to the Company for the year ended December 31, 2021. The Company paid $0.10 million for the services provided during the year ended December 31, 2021.

21.	COMMITMENTS AND CONTINGENCIES

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

A subsidiary of the Company, Ittella Italy, is involved in certain litigation related to the death of an independent contractor who fell off of the roof of Ittella Italy’s premises while performing pest control services. The case was brought by five relatives of the deceased worker. The five plaintiffs are seeking collectively $2.12 million (1.87 million Euros) from the defendants. In addition to Ittella Italy, the pest control company for which the deceased was working at the time of the accident is co-defendant. Furthermore, under Italian law, the president of an Italian company is automatically criminally charged if a workplace death occurs on site. While the Company does not believe it is probable that Ittella Italy or its president will be found culpable, the Company cannot predict the ultimate outcome of the litigation. Procedurally, the case remains in a very early stage of the litigation. Ultimately, a trial will be required to determine if the defendants are liable, and if they are liable, a second separate proceeding will be required to establish the amount of damages owed by each of the co-defendants. The Company believes any required payment could be covered by its insurance policy; however, it is not possible to determine the amount at which the insurance company will reimburse Ittella Italy or whether any reimbursement will be received at all. The Company believes that the litigation may continue for a number of years before it is finally resolved.

The Company believes that a loss is currently not probable, and an estimate cannot be made. Therefore, no accrual has been made as of December 31, 2021 or December 31, 2020.

22.	CONSOLIDATED VARIABLE INTEREST ENTITY

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

Properties’ assets and liabilities primarily consist of $2.1 million building and $1.9 million loan balance, see below Properties’ condensed balance sheets as of the years ended December 31, 2021 and 2020. The results of operations and cash flows of Properties are included in the Company’s consolidated financial statements. For the twelve-month periods ended December 31, 2021 and 2020, 100% of the revenue of Properties is intercompany and thus was eliminated in consolidation. Properties contributed expenses of $0.21 million, $0.26 million and $0.20 million for the years ended December 31, 2021 2020 and 2019, respectively.

ITTELLA PROPERTIES, LLC. CONDENSED BALANCE SHEETS

(in thousands, except for share and per share information)

	December 31,	December 31,
	2021	2020
ASSETS
CURRENT ASSETS
Cash	$166	$14
Accounts receivable	19	38
Prepaid expenses and other current assets	-	10
TOTAL CURRENT ASSETS	185	62
Property, plant and equipment, net	2,093	2,187
TOTAL ASSETS	$2,278	$2,249

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$7	$11
Accrued expenses	-	10
Notes payable to related parties, current portion	1,912	111
Other current liabilities	49	11
TOTAL CURRENT LIABILITIES	1,968	143
Notes payable, net of current portion		1,907
TOTAL LIABILITIES	1,968	2,050
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Additional paid in capital	300	300
Retained earnings (deficit)	10	(101)
Total equity	310	199
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,278	$2,249

23.	Earnings per share

The following is the summary of basic and diluted EPS for the years ended December 31, 2021, 2020 and 2019:

(In thousands, except EPS)	2021	2020	2019
Numerator
Net Income (loss) attributable to Tattooed Chef, Inc.	$(87,404)	$67,602	$4,353
Gain on fair value remeasurement related to Warrants	(718)	(461)	-
Dilutive Net income (loss) attributable to Tattooed Chef, Inc.	(88,122)	67,141	4,353

Denominator
Weighted average common shares outstanding	81,532	36,488	28,324
Effect of potentially dilutive securities related to Warrants	139	3,589	-
Weighted average diluted shares outstanding	81,671	40,077	28,324

Earnings per share
Basic	$(1.07)	$1.85	$0.15
Diluted	$(1.08)	$1.68	$0.15

The following have been excluded from the calculation of diluted earnings per share as the effect of including them would have been anti-dilutive for the years ended December 31, 2021, 2020 and 2019:

(In thousands)	2021	2020	2019
Warrants	-	11,278	-
Stock options	433	756	-
Restricted stock awards	38	500	-

Total	471	12,534	-

24. QUARTERLY FINANCIAL INFORMATION (Unaudited)

As discussed in Note 2, the Company is restating its unaudited interim financial statements for the three months ended March 31, 2021, the three and six months ended June 30, 2021, and the three and nine months ended September 30, 2021 as illustrated in this Note 24 (collectively referred to as the “Restatement”). Amounts depicted as “As Restated” throughout the accompanying consolidated financial statements and footnotes include the impact of the Restatement, as well as the impact of other immaterial error corrections and the adoption of ASC 842 as of January 1, 2021.

The Company identified the following areas of restatement and revision which are depicted in the tables below:

(a)	Changes as a result of ASC 842 adoption as of January 1, 2021, which do not relate to errors:

As the Company lost EGC status as of December 31, 2021, the Company was required to adopt ASC 842 beginning with the annual reporting period ended December 31, 2021.

As part of ASC 842 adoption, in connection with NMFD acquisition (see Note 11), the assumed lease arrangements from the acquisitions have been assessed and fair valued under ASC 842 transition guidance.

(b)	Errors related to other immaterial previously unrecorded adjustments that were identified and disclosed as “Revision of Previously Issued Financial Statements for Correction of Immaterial Errors.” in the footnote with the Forms 10-Q for the prior quarterly reporting periods in 2021, and that were also recorded as part of the Restatement. These were primarily adjustments that the Company deemed immaterial in prior periods. The total impact of these adjustments was:

●	an increase in net loss of: $0.0 million ($0.00 per share) for the three months ended March 31, 2021.

●	an increase in net loss of: $0.6 million ($0.01 per share) and $0.6 million ($0.00 per share), for the three months and six months ended June 30, 2021.

(c)	Errors identified during the fourth quarter of 2021.

(c1) Balance sheet classifications.

The Company identified classification errors among accounts receivable, deferred revenue, inventory, accounts payable, finance lease liability and note payable. The classification errors had no impact the Company’s consolidated statement of operations and were not individually material to any of the previously issued financial statements.

(c2) Valuation on deferred tax assets recorded during the second quarter in 2021

As discussed on Notes 1 and 3, the Company revised its consolidated financial statements for an error related to a deferred tax asset of $4.0 million related to the shares issued to Harrison that should have been recorded as of December 31, 2020. In the quarter ended June 30, 2021, the Company recorded a full valuation allowance on its deferred tax assets. As such, the amount of the valuation allowance is being restated by $4.0 million to reflect the correction of the error.

The impact of the valuation allowance on the Company’s consolidated statement of operations:

●	an increase in net loss of: $4.0 million ($0.05 per share) and $4.0 million ($0.05 per share), for the three months and six months ended June 30, 2021.

●	an increase in net loss of: $0.0 million ($0.00 per share) and $4.0 million ($0.05 per share), for the three months and nine months ended September 30, 2021.

(c3) Errors related to immaterial previously unrecorded adjustments were identified during the fourth quarter of 2021 and recorded as part of the Restatement. These were primarily adjustments that the Company deemed immaterial in prior periods. The total impact of these adjustments was:

●	a reduction in net loss of: $0.4 million ($0.01 per share) for the three months ended March 31, 2021.

●	a reduction in net loss of: $0.6 million ($0.01 per share) and $0.3 million ($0.00 per share), for the three months and six months ended June 30, 2021.

●	an increase in net loss of: $0.3 million ($0.00 per share) and $0.1 million ($0.00 per share), for the three months and nine months ended September 30, 2021.

(d)	Reclassifications of certain prior period amounts to conform to the current period presentation. Reclassifications have no impact on net income (loss) and do not relate to errors and are included here in order to conform the presentation across the periods presented.

		March 31, 2021
		Adjustments
(in thousands except par value and shares, unaudited)	As Reported	a. Adoption of ASC 842	b. Previous Adjustments	c. Current Adjustments		d. Re-classification	As Restated
ASSETS
CURRENT ASSETS
Cash	$185,161	-	-	-		-	$185,161
Accounts receivable	31,796	-	-	(2,625)	(c1,c3)	-	29,171
Inventory	38,701	-	(662)	942	(c1)	-	38,981
Prepaid expenses and other current assets	11,739	(27)	-	(288)	(c3)	-	11,424
TOTAL CURRENT ASSETS	267,397	(27)	(662)	(1,971)		-	264,737
Property, plant and equipment, net	19,312	-	-	-		-	19,312
Operating lease right-of-use asset, net	-	3,968	-	-		-	3,968
Finance lease right-of-use asset, net	-	-	-	-		-	-
Intangible assets, net	-	-	-	-		-	-
Deferred taxes	45,273	-	-	4,024	(c2)	-	49,297
Goodwill	-	-	-	-		-	-
Other assets	923	-	-	-		-	923
TOTAL ASSETS	$332,905	3,941	(662)	2,053		-	$338,237

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES

Accounts payable	$31,252	-	-	(496)	(c1)	(46)	$30,710
Accrued expenses	6,135	-	-	423	(c3)	-	6,558
Line of credit	26	-	-	-		-	26
Notes payable to related parties, current portion	42	-	-	-		-	42
Notes payable, current portion	111	-	-	-		-	111
Deferred revenue	974	-	-	(974)	(c1)	-	-
Forward contract derivative liability	2,042	-	-	(84)	(c3)	-	1,958
Finance lease liabilities, current	-	-	-	-		-	-
Operating lease liabilities, current	-	651	-	-		-	651
Other current liabilities	1,188	(47)	-	-		46	1,187
TOTAL CURRENT LIABILITIES	41,770	604	-	(1,131)		-	41,243
Warrant liability	1,875	-	-	-		-	1,875
Finance lease, net of current portion	-	-	-	-		-	-
Operating lease, net of current portion	-	3,344	-	-		-	3,344
Notes payable, net of current portion	1,903	-	-	-		-	1,903
TOTAL LIABILITIES	$45,548	3,948	-	(1,131)		-	$48,365

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock - $0.0001 par value; 10,000,000 shares authorized, none issued and outstanding at March 31, 2021	-	-	-	-		-	-
Common shares-$0.0001 par value; 1,000,000,000 shares authorized; 81,400,199 shares issued and outstanding at March 31, 2021	8	-	-	-		-	8
Additional paid in capital	230,970	-	-	4,024	(c2)	-	234,994
Accumulated other comprehensive income	110	-	-	-		-	110
Retained earnings	56,269	(7)	(662)	(840)	(c3)	-	54,760
Total equity	287,357	(7)	(662)	3,184		-	289,872
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$332,905	3,941	(662)	2,053		-	$338,237

		Three Months Ended March 31, 2021
		Adjustments
(in thousands except per share amounts, unaudited)	As Reported	a. Adoption of ASC 842	b. Previous Adjustments	c. Current Adjustments		As Restated

REVENUE	$52,682	-	-	(213)	(c3)	$52,469
COST OF GOODS SOLD	45,905	-	(390)	(226)	(c3)	45,289
GROSS PROFIT	6,777	-	390	13		7,180
OPERATING EXPENSES	13,795	7	394	288	(c3)	14,484
INCOME (LOSS) FROM OPERATIONS	(7,018)	(7)	(4)	(275)		(7,304)
Interest expense	(20)	-	-	-		(20)
Other income (expense)	(2,589)	-	-	(92)	(c3)	(2,681)
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(9,627)	(7)	(4)	(367)		(10,005)
INCOME TAX BENEFIT (EXPENSE)	1,475	-	-	-		1,475
NET INCOME (LOSS)	(8,152)	(7)	(4)	(367)		(8,530)
LESS: INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	-	-	-	-		-
NET INCOME (LOSS) ATTRIBUTABLE TO TATTOOED CHEF, INC.	$(8,152)	(7)	(4)	(367)		$(8,530)

NET INCOME (LOSS) PER SHARE
Basic	(0.10)	-	-	(0.01)		(0.11)
Diluted	(0.11)	-	-	(0.01)		(0.12)
WEIGHTED AVERAGE COMMON SHARES
Basic	79,415,105	-	825,000	-		80,240,105
Diluted	79,719,129	-	825,000	-		80,544,129

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Foreign currency translation adjustments	109	-	-	-		109
Total other comprehensive income (loss), net of tax	109	-	-	-		109

Comprehensive income	(8,043)	(7)	(4)	(367)		(8,421)
Less: comprehensive income attributable to the noncontrolling interest	-					-
Comprehensive income attributable to Tattooed Chef, Inc. stockholders	$(8,043)	(7)	(4)	(367)		$(8,421)

Statement of Changes in Stockholders’ Equity -Three Months Ended March 31, 2021

	Common		Common	Additional		Accumulated	Retained
	Stock	Treasury	Shares	Paid-In		Comprehensive	Earnings
(in thousands except shares, unaudited)	Shares	Shares	Amount	Capital		Income (Loss)	(Deficit)		Total
AS REPORTED
BALANCE AS OF JANUARY 1, 2021	71,551,067	(81,087)	$7	$164,423		$1	$64,729		$229,160
FOREIGN CURRENCY TRANSLATION ADJUSTMENT	-	-	-	-		109	-		109
DISTRIBUTION	-	-	-	-		-	(308)		(308)
STOCK-BASED COMPENSATION	-	-	-	3,185		-	-		3,185
FORFEITURE OF STOCK-BASED AWARDS	(95,084)	-	-	-		-	-		-
CANCELLATION OF TREASURY SHARES	(81,087)	81,087	-	-		-	-		-
EXERCISE OF WARRANTS	10,025,303	-	1	63,361		-	-		63,362
NET LOSS	-	-	-	-		-	(8,152)		(8,152)
BALANCE AS OF MARCH 31, 2021 (UNAUDITED)	81,400,199	-	$8	$230,969		$110	$56,269		$287,356
ADJUSTMENTS
BALANCE AS OF JANUARY 1, 2021				4,025	(c2)		(1,131)	(b, c3)	2,894
NET LOSS							(378)	(a,b,c3)	(378)
TOTAL ADJUSTMENTS				$4,025			$(1,509)		$2,516
AS RESTATED
BALANCE AS OF JANUARY 1, 2021	71,551,067	(81,087)	$7	$168,448		$1	$63,598		$232,054
FOREIGN CURRENCY TRANSLATION ADJUSTMENT	-	-	-	-		109	-		109
DISTRIBUTION	-	-	-	-		-	(308)		(308)
STOCK-BASED COMPENSATION	-	-	-	3,185		-	-		3,185
FORFEITURE OF STOCK-BASED AWARDS	(95,084)	-	-	-		-	-		-
CANCELLATION OF TREASURY SHARES	(81,087)	81,087	-	-		-	-		-
EXERCISE OF WARRANTS	10,025,303	-	1	63,361		-	-		63,362
NET LOSS	-	-	-	-		-	(8,530)		(8,530)
BALANCE AS OF MARCH 31, 2021 (AS RESTATED) (UNAUDITED)	81,400,199	-	$8	$234,994		$110	$54,760		$289,872

		Three Months Ended March 31, 2021
		Adjustments
(in thousands, unaudited)	As Reported	a. Adoption of ASC 842	b. Previous Adjustments	c. Current Adjustments		d. Re- classification	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(8,152)	(7)	(4)	(367)	(c3)	-	$(8,530)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	552	-	-	-		-	552
Bad debt expense	122	-	-	-		-	122
Accretion of debt financing costs	-	-	-	-		-	-
Revaluation of warrant liability	(320)	-	-	-		-	(320)
Unrealized forward contract loss	2,181	-	-	-		-	2,181
Stock compensation expense	3,185	-	-	288	(c3)	-	3,473
Deferred taxes, net	(1,749)	-	-	-		-	(1,749)
Non-cash lease cost	-	27	-	-		-	27
Changes in operating assets and liabilities:
Accounts receivable	(13,926)	-	-	914	(c1, c3)	-	(13,012)
Inventory	(41)	-	4	(942)	(c1)	-	(979)
Prepaid expenses and other assets	(7,359)	27	-	-		-	(7,332)
Accounts payable	4,534	-	-	(496)	(c1)	1,270	5,308
Accrued expenses	3,173	-	-	(226)	(c3)	-	2,947
Deferred revenue	(737)	-	-	737	(c1)	-	-
Other current liabilities	963	(47)	-	92	(c3)	(1,270)	(262)
Net cash used in operating activities	(17,574)	-	-	-		-	(17,574)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-	-		-	-
Purchases of property, plant and equipment	(2,852)	-	-	-		-	(2,852)
Acquisition of subsidiaries, net of cash acquired	-	-	-	-		-	-
Proceeds from sale of property, plant and equipment	-	-	-	-		-	-
Net cash used in investing activities	(2,852)	-	-	-		-	(2,852)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in line of credit	4	-	-	-		-	4
Borrowings of notes payable to related parties	-	-	-	-		-	-
Repayments of notes payable to related parties	(24)	-	-	-		-	(24)
Borrowings of notes payable	-	-	-	-		-	-
Repayments of notes payable	(87)	-	-	-		-	(87)
Capital contributions	-	-	-	-		-	-
Proceeds from the exercise of warrants	73,917	-	-	-		-	73,917
Distribution	(308)	-	-	-		-	(308)
Net cash provided by financing activities	73,502	-	-	-		-	73,502

NET INCREASE IN CASH	53,076	-	-	-		-	53,076
EFFECT OF EXCHANGE RATE ON CASH	506	-	-	-		-	506
CASH AT BEGINNING OF PERIOD	131,579						131,579
CASH AT END OF PERIOD	185,161						185,161

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for
Interest	1						1
Income taxes	-						-
Noncash investing and financing activities
Cashless warrant exercises	2,990		(2,990)				-
Capital expenditures included in accounts payable	1,328						1,328

		June 30, 2021
		Adjustments
(in thousands except par value and shares, unaudited)	As Reported	a. Adoption of ASC 842	b. Previous Adjustments	c. Current Adjustments		d. Re-classification	As Restated
ASSETS
CURRENT ASSETS
Cash	$140,182	-	-	-		-	$140,182
Accounts receivable, net	23,018	-	-	(1,163)	(c1,c3)	-	21,855
Inventory	50,818	-	(1,232)	-		-	49,586
Prepaid expenses and other current assets	8,592	(28)	-	-		-	8,564
TOTAL CURRENT ASSETS	222,610	(28)	(1,232)	(1,163)		-	220,187
Property, plant and equipment, net	39,231	(2,918)	-	-			36,313
Operating lease right-of-use asset, net	-	5,659	-	-			5,659
Finance lease right-of-use asset, net	-	5,726	-	-		-	5,726
Intangible assets, net	206	-	-	-		-	206
Deferred taxes	-	-	-	-		-	-
Goodwill	19,351	(1,378)	-	-		-	17,973
Other assets	1,947	(1,444)	-	-		-	503
TOTAL ASSETS	$283,345	5,617	(1,232)	(1,163)		-	$286,567

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$29,269	-	-	-		(19)	$29,250
Accrued expenses	5,610	-	-	-		-	5,610
Line of credit	2,115	-	-	-		-	2,115
Notes payable to related parties, current portion	25	-	-	-		-	25
Notes payable, current portion	405	-	-	2,917	(c1)	-	3,322
Deferred revenue	950	-	-	(950)	(c1)	-	-
Forward contract derivative liability	935	-	-	-		-	935
Finance lease liabilities, current	2917	-	-	(2,917)	(c1)	-	-
Operating lease liabilities, current	-	1,155	-	-		-	1,155
Other current liabilities	1,840	(57)	(1)	-		19	1,801
TOTAL CURRENT LIABILITIES	44,066	1,098	(1)	(950)		-	44,213
Warrant liability	2,215	-	-	-		-	2,215
Finance lease, net of current portion	-	-	-	-		-	-
Operating lease, net of current portion	-	4,548	-	-		-	4,548
Notes payable, net of current portion	2,724	-	-	-		-	2,724
TOTAL LIABILITIES	$49,005	5,646	(1)	(950)		-	$53,700

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock - $0.0001 par value; 10,000,000 shares authorized, none issued and outstanding at June 30, 2021	-	-	-	-		-	-
Common shares- $0.0001 par value; 1,000,000,000 shares authorized; 81,938,668 shares issued and outstanding at June 30, 2021	8	-	-	-		-	8
Additional paid in capital	231,359	-	-	4,024	(c2)	-	235,383
Accumulated other comprehensive income (loss)	(100)	-	-	-		-	(100)
Retained earnings	3,073	(29)	(1,231)	(4,237)	(c2,c3)	-	(2,424)
Total equity	234,340	(29)	(1,231)	(213)		-	232,867
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$283,345	5,617	(1,232)	(1,163)		-	$286,567

		Three Months Ended June 30, 2021
		Adjustments
(in thousands except per share amounts, unaudited)	As Reported	a. Adoption of ASC 842	b. Previous Adjustments	c. Current Adjustments		As Restated

REVENUE	$50,716	-	(206)	(240)	(c3)	$50,270
COST OF GOODS SOLD	42,750	-	(797)	-		41,953
GROSS PROFIT	7,966	-	591	(240)		8,317
OPERATING EXPENSES	15,900	22	1,160	(951)	(c3)	16,131
(LOSS) INCOME FROM OPERATIONS	(7,934)	(22)	(569)	711		(7,814)
Interest expense	(94)	-	-	-		(94)
Other (expense) income	817	-	-	(84)	(c3)	733
(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES	(7,211)	(22)	(569)	627		(7,175)
INCOME TAX EXPENSE	(45,985)	-	-	(4,024)	(c2)	(50,009)
NET (LOSS) INCOME	(53,196)	(22)	(569)	(3,397)		(57,184)
LESS: INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	-	-	-	-		-
NET (LOSS) INCOME ATTRIBUTABLE TO TATTOOED CHEF, INC.	$(53,196)	(22)	(569)	(3,397)		$(57,184)

NET (LOSS) INCOME PER SHARE
Basic	(0.65)	(0.00)	(0.01)	(0.04)		(0.70)
Diluted	(0.65)	(0.00)	(0.01)	(0.04)		(0.70)
WEIGHTED AVERAGE COMMON SHARES
Basic	81,981,428	-	-	-		81,981,428
Diluted	81,981,428	-	-	-		81,981,428

OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX
Foreign currency translation adjustments	(210)	-	-	-		(210)
Total other comprehensive (loss) income, net of tax	(210)	-	-	-		(210)

Comprehensive (loss) income	(53,406)	(22)	(569)	(3,397)		(57,394)
Less: comprehensive income attributable to the noncontrolling interest	-	-	-	-		-
Comprehensive (loss) income attributable to Tattooed Chef, Inc. stockholders	$(53,406)	(22)	(569)	(3,397)		$(57,394)

		Six Months Ended June 30, 2021
		Adjustments
(in thousands except per share amounts, unaudited)	As Reported	a. Adoption of ASC 842	b. Previous Adjustments	c. Current Adjustments		As Restated

REVENUE	$103,398	-	(206)	(453)	(c3)	$102,739
COST OF GOODS SOLD	89,534	-	(2,066)	(226)	(c3)	87,242
GROSS PROFIT	13,864	-	1,860	(227)		15,497
OPERATING EXPENSES	28,816	29	2,433	(663)	(c3)	30,615
(LOSS) INCOME FROM OPERATIONS	(14,952)	(29)	(573)	436		(15,118)
Interest expense	(114)	-	-	-		(114)
Other (expense) income	(1,772)	-	-	(176)	(c3)	(1,948)
(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES	(16,838)	(29)	(573)	260		(17,180)
INCOME TAX EXPENSE	(44,510)	-	-	(4,024)	(c2)	(48,534)
NET (LOSS) INCOME	(61,348)	(29)	(573)	(3,764)		(65,714)
LESS: INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	-		-	-		-
NET (LOSS) INCOME ATTRIBUTABLE TO TATTOOED CHEF, INC.	$(61,348)	(29)	(573)	(3,764)		$(65,714)

NET (LOSS) INCOME PER SHARE
Basic	(0.76)	(0.00)	(0.00)	(0.05)		(0.81)
Diluted	(0.76)	(0.00)	(0.00)	(0.05)		(0.81)
WEIGHTED AVERAGE COMMON SHARES
Basic	81,121,795	-	-	-		81,121,795
Diluted	81,258,427	-	-	-		81,258,427

OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX
Foreign currency translation adjustments	(101)	-	-	-		(101)
Total other comprehensive (loss) income, net of tax	(101)	-	-	-		(101)

Comprehensive (loss) income	(61,449)	(29)	(573)	(3,764)		(65,815)
Less: comprehensive income attributable to the noncontrolling interest	-	-	-	-		-
Comprehensive (loss) income attributable to Tattooed Chef, Inc. stockholders	$(61,449)	(29)	(573)	(3,764)		$(65,815)

Statement of Changes in Stockholders’ Equity -Three Months Ended June 30, 2021

	Common	Common	Additional		Accumulated	Retained
	Stock	Shares	Paid-In		Comprehensive	Earnings
(in thousands except shares, unaudited)	Shares	Amount	Capital		Income (Loss)	(Deficit)		Total
AS REPORTED
BALANCE AS OF APRIL 1, 2021 (UNAUDITED)	81,400,199	$8	$230,970		$110	56,269		$287,357
FOREIGN CURRENCY TRANSLATION ADJUSTMENT	-	-	-		(210)	-		(210)
DISTRIBUTION	-	-	-		-	-		-
STOCK-BASED COMPENSATION	-	-	582		-	-		582
NON-EMPLOYEE STOCK-BASED COMPENSATION	835,000	-	181		-	-		181
FORFEITURE OF STOCK-BASED AWARDS	(300,000)	-	(445)		-	-		(445)
EXERCISE OF WARRANTS	3,469	-	71		-	-		71
NET LOSS	-	-	-		-	(53,196)		(53,196)
BALANCE AS OF JUNE 30, 2021 (UNAUDITED)	81,938,668	$8	$231,359		$(100)	$3,073		$234,340
ADJUSTMENTS
BALANCE AS OF APRIL 1, 2021			4,024	(c2)		(1,509)	(a,b,c3)	2,515
NET LOSS						(3,988)	(a,b,c2,c3)	(3,988)
TOTAL ADJUSTMENTS			4,024			(5,497)		(1,473)
AS RESTATED
BALANCE AS OF APRIL 1, 2021 (AS RESTATED) (UNAUDITED)	81,400,199	$8	$234,994		$110	$54,760		$289,872
FOREIGN CURRENCY TRANSLATION ADJUSTMENT	-	-	-		(210)	-		(210)
DISTRIBUTION	-	-	-		-	-		-
STOCK-BASED COMPENSATION	-	-	582		-	-		582
NON-EMPLOYEE STOCK-BASED COMPENSATION	835,000	-	181		-	-		181
FORFEITURE OF STOCK-BASED AWARDS	(300,000)	-	(445)		-	-		(445)
EXERCISE OF WARRANTS	3,469	-	71		-	-		71
NET LOSS	-	-	-		-	(57,184)		(57,184)
BALANCE AS OF JUNE 30, 2021 (AS RESTATED) (UNAUDITED)	81,938,668	$8	$235,383		$(100)	$(2,424)		$232,867

Statement of Changes in Stockholders’ Equity -Six Months Ended June 30, 2021

	Common		Common	Additional		Accumulated	Retained
	Stock	Treasury	Shares	Paid-In		Comprehensive	Earnings
(in thousands except shares, unaudited)	Shares	Shares	Amount	Capital		Income (Loss)	(Deficit)		Total
AS REPORTED
BALANCE AS OF JANUARY 1, 2021	71,551,067	(81,087)	$7	$164,423		$1	$64,729		$229,160
FOREIGN CURRENCY TRANSLATION ADJUSTMENT	-	-	-	-		(101)	-		(101)
DISTRIBUTION	-	-	-	-		-	(308)		(308)
STOCK-BASED COMPENSATION	-	-	-	3,767		-	-		3,767
NON-EMPLOYEE STOCK-BASED COMPENSATION	835,000	-	-	181		-	-		181
FORFEITURE OF STOCK-BASED AWARDS	(395,084)	-	-	(445)		-	-		(445)
CANCELLATION OF TREASURY SHARES	(81,087)	81,087	-	-		-	-		-
EXERCISE OF WARRANTS	10,028,772	-	1	63,433		-	-		63,434
NET LOSS	-	-	-	-		-	(61,348)		(61,348)
BALANCE AS OF JUNE 30, 2021 (UNAUDITED)	81,938,668	-	$8	$231,359		$(100)	$3,073		$234,340
ADJUSTMENTS
BALANCE AS OF JANUARY 1, 2021				4,024	(c2)		(1,131)	(b,c3)	2,893
NET LOSS							(4,366)	(a,b,c2,c3)	(4,366)
TOTAL ADJUSTMENTS				4,024			(5,497)		(1,473)
AS RESTATED
BALANCE AS OF JANUARY 1, 2021	71,551,067	(81,087)	7	168,447		1	63,598		$232,053
FOREIGN CURRENCY TRANSLATION ADJUSTMENT	-	-	-	-		(101)	-		(101)
DISTRIBUTION	-	-	-	-		-	(308)		(308)
STOCK-BASED COMPENSATION	-	-	-	3,767		-	-		3,767
NON-EMPLOYEE STOCK-BASED COMPENSATION	835,000	-	-	181		-	-		181
FORFEITURE OF STOCK-BASED AWARDS	(395,084)	-	-	(445)		-	-		(445)
CANCELLATION OF TREASURY SHARES	(81,087)	81,087	-	-		-	-		-
EXERCISE OF WARRANTS	10,028,772	-	1	63,433		-	-		63,434
NET LOSS	-	-	-	-		-	(65,714)		(65,714)
BALANCE AS OF JUNE 30, 2021 (AS RESTATED) (UNAUDITED)	81,938,668	-	$8	$235,383		$(100)	$(2,424)		$232,867

		Six Months Ended June 30, 2021
		Adjustments
(in thousands, unaudited)	As Reported	a. Adoption of ASC 842	b. Previous Adjustments	c. Current Adjustments		d. Re- classification	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	(61,348)	(29)	(573)	(3,764)	(c2,c3)	-	(65,714)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	1,448	14	-	-		-	1,462
Bad debt expense	311	-	-	-		-	311
Accretion of debt financing costs	3	-	-	-		-	3
Revaluation of warrant liability	51	-	-	-		-	51
Unrealized forward contract loss	1,074	-	-	-		-	1,074
Stock compensation expense	3,502	-	-	-		-	3,502
Deferred taxes, net	43,525	-	-	4,024	(c2)	-	47,549
Non-cash lease cost	-	44	-	-		-	44
Changes in operating assets and liabilities:			-	-		-	-
Accounts receivable	(1,772)	-	-	(548)	(c1, c3)	-	(2,320)
Inventory	(8,988)	-	573	-		-	(8,415)
Prepaid expenses and other assets	(3,641)	28	-	-		-	(3,613)
Accounts payable	(1,961)	-	-	-		1,297	(664)
Accrued expenses	2,571	-	-	(649)	(c3)	-	1,922
Deferred revenue	(761)	-	-	761	(c1)	-	-
Other current liabilities	1,614	(57)	-	176		(1,297)	436
Net cash used in operating activities	(24,372)	-	-	-			(24,372)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(10,140)	-	-	-		-	(10,140)
Acquisition of subsidiaries, net of cash acquired	(33,918)	-	-	-		-	(33,918)
Net cash used in investing activities	(44,058)	-	-	-		-	(44,058)
							-
CASH FLOWS FROM FINANCING ACTIVITIES							-
Net change in line of credit	2,093						2,093
Borrowings of notes payable to related parties	-	-	-	-		-	-
Repayments of notes payable to related parties	(42)	-	-	-		-	(42)
Borrowings of notes payable	1,168	-	-	-		-	1,168
Repayments of notes payable	(140)	-	-	-		-	(140)
Capital contributions	-	-	-	-		-	-
Proceeds from the exercise of warrants	73,957	-	-	-		-	73,957
Distribution	(308)	-	-	-		-	(308)
Net cash provided by financing activities	76,728	-	-	-		-	76,728

NET INCREASE IN CASH	8,298	-	-	-		-	8,298
EFFECT OF EXCHANGE RATE ON CASH	305	-	-	-		-	305

CASH AT BEGINNING OF PERIOD	131,579						131,579

CASH AT END OF PERIOD	140,182						140,182

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for
Interest	100						100
Income taxes	249						249
Noncash investing and financing activities
Capital expenditures included in accounts payable	776						776

		September 30, 2021
		Adjustments
(in thousands except par value and shares, unaudited)	As Reported	a. Adoption of ASC 842	c. Current Adjustments		As Restated
ASSETS
CURRENT ASSETS
Cash	$129,476	-	-		$129,476
Accounts receivable, net	24,469	-	(1,314)	(c1, c3)	23,155
Inventory	45,271	-	-		45,271
Prepaid expenses and other current assets	8,256	(39)	-		8,217
TOTAL CURRENT ASSETS	207,472	(39)	(1,314)		206,119
Property, plant and equipment, net	39,669	(2,900)	-		36,769
Operating lease right-of-use asset, net	-	5,766	-		5,766
Finance lease right-of-use asset, net	-	5,683	-		5,683
Intangible assets, net	179	-	-		179
Deferred taxes	-	-	-		-
Goodwill	19,351	(1,378)	-		17,973
Other assets	1,731	(1,444)	-		287
TOTAL ASSETS	$268,402	5,688	(1,314)		$272,776

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$23,641	-	-		$23,641
Accrued expenses	4,880	-	-		4,880
Line of credit	3,317	-	-		3,317
Notes payable to related parties, current portion	7	-	-		7
Notes payable, current portion	400	-	2,863	(c1)	3,263
Deferred revenue	634	-	(634)	(c1)	-
Forward contract derivative liability	1788	-	(136)	(c3)	1,652
Finance lease liabilities, current	2863	-	(2,863)	(c1)	-
Operating lease liabilities, current	-	1,203	-		1,203
Other current liabilities	911	(67)	-		844
TOTAL CURRENT LIABILITIES	38,441	1,136	(770)		38,807
Warrant liability	1,343	-	-		1,343
Finance lease, net of current portion	-	-	-		-
Operating lease, net of current portion	-	4,622	-		4,622
Notes payable, net of current portion	2,627	-	-		2,627
TOTAL LIABILITIES	$42,411	5,758	(770)		$47,399
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock - $0.0001 par value; 10,000,000 shares authorized, none issued and outstanding at September 30, 2021	-	-	-		-
Common shares- $0.0001 par value; 1,000,000,000 shares authorized; 81,982,392 shares issued and outstanding at September 30, 2021	8	-	-		8
Additional paid in capital	233,223	-	4,024	(c2)	237,247
Accumulated other comprehensive income (loss)	(908)	-	-		(908)
Retained earnings	(6,332)	(70)	(4,568)	(c2, c3)	(10,970)
Total equity	225,991	(70)	(544)		225,377

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$268,402	5,688	(1,314)		$272,776

		Three Months Ended September 30, 2021
		Adjustment
(in thousands except per share amounts, unaudited)	As Reported	a. Adoption of ASC 842	c. Current Adjustments		As Restated

REVENUE	$58,780	-	(425)	(c3)	$58,355
COST OF GOODS SOLD	52,836	-	-		52,836
GROSS PROFIT	5,944	-	(425)		5,519
OPERATING EXPENSES	13,604	41	42	(c3)	13,687
(LOSS) INCOME FROM OPERATIONS	(7,660)	(41)	(467)		(8,168)
Interest expense	(45)	-	-		(45)
Other (expense) income	(724)	-	136	(c3)	(588)
(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES	(8,429)	(41)	(331)		(8,801)
INCOME TAX EXPENSE	255	-	-		255
NET (LOSS) INCOME	(8,174)	(41)	(331)		(8,546)
LESS: INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	-		-		-
NET (LOSS) INCOME ATTRIBUTABLE TO TATTOOED CHEF, INC.	$(8,174)	(41)	(331)		$(8,546)

NET (LOSS) INCOME PER SHARE
Basic	(0.10)	(0.00)	(0.00)		(0.10)
Diluted	(0.10)	(0.00)	(0.00)		(0.10)
WEIGHTED AVERAGE COMMON SHARES
Basic	81,957,170	-	-		81,957,170
Diluted	82,011,216	-	-		82,011,216

OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX
Foreign currency translation adjustments	(808)	-	-		(808)
Total other comprehensive (loss) income, net of tax	(808)	-	-		(808)

Comprehensive (loss) income	(8,982)	(41)	(331)		(9,354)
Less: comprehensive income attributable to the noncontrolling interest	-	-	-		-
Comprehensive (loss) income attributable to Tattooed Chef, Inc. stockholders	$(8,982)	(41)	(331)		$(9,354)

		Nine Months Ended September 30, 2021
		Adjustments
(in thousands except per share amounts, unaudited)	As Reported	a. Adoption of ASC 842	c. Current Adjustments		As Restated

REVENUE	$161,972	-	(878)	(c3)	$161,094
COST OF GOODS SOLD	140,304	-	(226)	(c3)	140,078
GROSS PROFIT	21,668	-	(652)		21,016
OPERATING EXPENSES	44,853	70	(621)	(c3)	44,302
(LOSS) INCOME FROM OPERATIONS	(23,185)	(70)	(31)		(23,286)
Interest expense	(159)	-	-		(159)
Other (expense) income	(2,496)	-	(40)		(2,536)
(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES	(25,840)	(70)	(71)		(25,981)
INCOME TAX EXPENSE	(44,255)	-	(4,024)	(c2)	(48,279)
NET (LOSS) INCOME	(70,095)	(70)	(4,095)		(74,260)
LESS: INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	-	-	-		-
NET (LOSS) INCOME ATTRIBUTABLE TO TATTOOED CHEF, INC.	$(70,095)	(70)	(4,095)		$(74,260)

NET (LOSS) INCOME PER SHARE
Basic	(0.86)	(0.00)	(0.05)		(0.91)
Diluted	(0.86)	(0.00)	(0.05)		(0.91)
WEIGHTED AVERAGE COMMON SHARES
Basic	81,404,348	-	-		81,404,348
Diluted	81,548,673	-	-		81,548,673

OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX
Foreign currency translation adjustments	(909)	-	-		(909)
Total other comprehensive (loss) income, net of tax	(909)	-	-		(909)

Comprehensive (loss) income	(71,004)	(70)	(4,095)		(75,169)
Less: comprehensive income attributable to the noncontrolling interest	-	-	-		-
Comprehensive (loss) income attributable to Tattooed Chef, Inc. stockholders	$(71,004)	(70)	(4,095)		$(75,169)

Statement of Changes in Stockholders’ Equity -Three Months Ended September 30, 2021

	Common	Common	Additional		Accumulated	Retained
	Stock	Shares	Paid-In		Comprehensive	Earnings
(in thousands except shares, unaudited)	Shares	Amount	Capital		Income (Loss)	(Deficit)		Total
AS REPORTED
BALANCE AS OF JULY 1, 2021 (UNAUDITED)	81,938,668	$8	$231,359		$(100)	$1,842		$233,109
FOREIGN CURRENCY TRANSLATION ADJUSTMENT	-	-	-		(808)	-		(808)
DISTRIBUTION	-	-	-		-	-		-
STOCK-BASED COMPENSATION	-	-	733		-	-		733
NON-EMPLOYEE STOCK-BASED COMPENSATION	4,918	-	109		-	-		109
FORFEITURE OF STOCK-BASED AWARDS	-	-	-		-	-		-
EXERCISE OF WARRANTS	38,806	-	1,022		-	-		1,022
NET LOSS	-	-	-		-	(8,174)		(8,174)
BALANCE AS OF SEPTEMBER 30, 2021 (UNAUDITED)	81,982,392	$8	$233,223		$(908)	$(6,332)		$225,991
ADJUSTMENTS
BALANCE AS OF JULY 1, 2021			4,024	(c2)		(4,266)	(a, c2)	(242)
NET LOSS						(372)	(a, c3)	(372)
TOTAL ADJUSTMENTS			4,024			(4,638)		(614)
AS RESTATED
BALANCE AS OF JULY 1, 2021 (AS RESTATED) (UNAUDITED)	81,938,668	$8	$235,383		$(100)	$(2,424)		$232,867
FOREIGN CURRENCY TRANSLATION ADJUSTMENT	-	-	-		(808)	-		(808)
DISTRIBUTION	-	-	-		-	-		-
STOCK-BASED COMPENSATION	-	-	733		-	-		733
NON-EMPLOYEE STOCK-BASED COMPENSATION	4,918	-	109		-	-		109
FORFEITURE OF STOCK-BASED AWARDS	-	-	-		-	-		-
EXERCISE OF WARRANTS	38,806	-	1,022		-	-		1,022
NET LOSS	-	-	-		-	(8,546)		(8,546)
BALANCE AS OF SEPTEMBER 30, 2021 (AS RESTATED) (UNAUDITED)	81,982,392	$8	$237,247		$(908)	$(10,970)		$225,377

Statement of Changes in Stockholders’ Equity -Nine Months Ended September 30, 2021

	Common		Common	Additional		Accumulated	Retained
	Stock	Treasury	Shares	Paid-In		Comprehensive	Earnings
(in thousands except shares, unaudited)	Shares	Shares	Amount	Capital		Income (Loss)	(Deficit)		Total
AS REPORTED
BALANCE AS OF JANUARY 1, 2021	71,551,067	(81,087)	$7	$164,424		$1	$64,071		$228,503
FOREIGN CURRENCY TRANSLATION ADJUSTMENT	-	-	-	-		(909)	-		(909)
DISTRIBUTION	-	-	-	-		-	(308)		(308)
STOCK-BASED COMPENSATION	-	-	-	4,499		-	-		4,499
NON-EMPLOYEE STOCK-BASED COMPENSATION	839,918	-	-	290		-	-		290
FORFEITURE OF STOCK-BASED AWARDS	(395,084)	-	-	(445)		-	-		(445)
CANCELLATION OF TREASURY SHARES	(81,087)	81,087	-	-		-	-		-
EXERCISE OF WARRANTS	10,067,578	-	1	64,455		-	-		64,456
NET LOSS	-	-	-	-		-	(70,095)		(70,095)
BALANCE AS OF SEPTEMBER 30, 2021 (UNAUDITED)	81,982,392	-	$8	$233,223		$(908)	$(6,332)		$225,991
ADJUSTMENTS
BALANCE AS OF JANUARY 1, 2021				4,024	(c2)		(473)	(c3)	3,551
NET LOSS							(4,165)	(a,c2,c3)	(4,165)
TOTAL ADJUSTMENTS				4,024			(4,638)		(614)
AS RESTATED
BALANCE AS OF JANUARY 1, 2021 (AS RESTATED) (UNAUDITED)	71,551,067	(81,087)	$7	$168,448		$1	$63,598		$232,054
FOREIGN CURRENCY TRANSLATION ADJUSTMENT	-	-	-	-		(909)	-		(909)
DISTRIBUTION	-	-	-	-		-	(308)		(308)
STOCK-BASED COMPENSATION	-	-	-	4,499		-	-		4,499
NON-EMPLOYEE STOCK-BASED COMPENSATION	839,918	-	-	290		-	-		290
FORFEITURE OF STOCK-BASED AWARDS	(395,084)	-	-	(445)		-	-		(445)
CANCELLATION OF TREASURY SHARES	(81,087)	81,087	-	-		-	-		-
EXERCISE OF WARRANTS	10,067,578	-	1	64,455		-	-		64,456
NET LOSS	-	-	-	-		-	(74,260)		(74,260)
BALANCE AS OF SEPTEMBER 30, 2021 (AS RESTATED) (UNAUDITED)	81,982,392	-	$8	$237,247		$(908)	$(10,970)		$225,377

	Nine Months Ended September 30, 2021
	Adjustments
	As Reported	a. Adoption of ASC 842	c. Current Adjustments		As Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(70,095)	(70)	(4,095)	(c2,c3)	$(74,260)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	2,514	39	-		2,553
Bad debt expense	539	-	-		539
Accretion of debt financing costs	4	-	-		4
Revaluation of warrant liability	(158)	-	-		(158)
Unrealized forward contract loss	2,342	-	-		2,342
Stock compensation expense	4,344	-	-		4,344
Deferred taxes, net	43,525	-	4,024	(c2)	47,549
Non-cash lease cost	-	59	-		59
Changes in operating assets and liabilities:					-
Accounts receivable	(3,450)	-	(397)	(c1,c3)	(3,847)
Inventory	(4,099)	-	-		(4,099)
Prepaid expenses and other assets	(3,090)	39	-		(3,051)
Accounts payable	(6,554)	-	-		(6,554)
Accrued expenses	1,841	-	(649)	(c3)	1,192
Deferred revenue	(1,077)	-	1,077	(c1)	-
Other current liabilities	289	(67)	40	(c3)	262
Net cash used in operating activities	$(33,125)	-	-		$(33,125)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(13,048)	-	-		(13,048)
Acquisition of subsidiaries, net of cash acquired	(33,918)	-	-		(33,918)
Proceeds from sale of property, plant and equipment	-	-	-		-
Net cash used in investing activities	$(46,966)	-	-		$(46,966)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in line of credit	3,295	-	-		3,295
Borrowings of notes payable to related parties	-	-	-		-
Repayments of notes payable to related parties	(59)	-	-		(59)
Borrowings of notes payable	1,168	-	-		1,168
Repayments of notes payable	(296)	-	-		(296)
Capital contributions	-	-	-		-
Proceeds from the exercise of warrants	74,316	-	-		74,316
Distribution	(308)	-	-		(308)
Net cash provided by financing activities	$78,116	-	-		$78,116

NET INCREASE IN CASH	(1,975)	-	-		(1,975)
EFFECT OF EXCHANGE RATE ON CASH	(128)	-	-		(128)
CASH AT BEGINNING OF PERIOD	131,579				131,579
CASH AT END OF PERIOD	$129,476				$129,476

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for
Interest	145	-	-		145
Income taxes	759	-	-		759
Noncash investing and financing activities
Capital expenditures included in accounts payable	1,049	-	-		1,049

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2021, our disclosure controls and procedures were not effective as a result of the material weaknesses described below.

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management excluded New Mexico Food Distributors, Inc. (“NMFD”), Karsten Tortilla Factory LLC (“Karsten”), and the business of Belmont Confections, Inc. (“Belmont”) from our evaluation of internal control over financial reporting as of December 31, 2021, because of the timing of the acquisitions and ongoing integration efforts throughout the period. Total assets and total revenues of NMFD, Karsten and Belmont, represent approximately 16.4%, or $39.14 million and 10.8%, or $22.94 million, respectively, of the related consolidated financial statement amounts as of, and for the year ended, December 31, 2021.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the “COSO criteria”).

Based on this evaluation, and as a result of the material weaknesses described below, management has concluded that, as of December 31, 2021, the Company’s internal control over financial reporting was not effective to provide reasonable assurance of the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. GAAP. We have made progress towards remediation and continue to implement our remediation plan. See the “Remediation of Material Weaknesses” caption below for further information.

Our internal control over financial reporting as of December 31, 2021, has been audited by BDO USA LLP, an independent registered public accounting firm, as stated in their attestation report, which is included herein.

Material Weaknesses in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Based on management’s assessment of our internal control over financial reporting as of December 31, 2021, the following material weaknesses existed as of that date, specifically relating to the following internal control components:

Control Environment, Risk Assessment, and Monitoring Activities

Management did not maintain appropriately designed entity-level controls impacting the control environment, risk assessment procedures and effective monitoring controls to prevent or detect material misstatements to the consolidated financial statements. These deficiencies were attributed to:

●	Insufficient number of qualified resources and inadequate oversight and accountability over the performance of controls;

●	Ineffective assessment and identification of risks impacting internal control over financial reporting; and,

●	Ineffective monitoring controls, as the Company did not effectively evaluate whether the components of internal control were present and functioning.

Control Activities

Additionally, management did not adequately design and implement of effective control activities, general controls over information technology and effective policies and procedures, resulting in additional material weaknesses within certain business processes. These deficiencies attributed to the following individual control activities:

●	Information system logical access and change management within certain key financial systems

●	Accounting policies and procedures and related controls over significant, unusual, and complex transactions, including business combinations

●	Controls over the tracking and accounting of promotional allowances granted to customers, including applicable adjustments to revenue for related variable consideration

●	Controls over the accounting for income taxes

●	Segregation of duties with respect to the review of account reconciliations and creation and posting of manual journal entries

●	Accounting policies and procedures and related controls over the presentation and disclosures in the consolidated financial statements, including controls over the completeness and accuracy of underlying data to support the amounts presented in accordance with the applicable financial reporting requirements

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

Remediation of Material Weaknesses

We have begun the process of, and we are focused on, designing and implementing effective measures to improve our internal controls over financial reporting and remediate the material weaknesses. Our efforts include a number of actions:

●	Hired qualified staff and outside resources to segregate key functions within our financial and information technology processes supporting our internal controls over financial reporting;

●	Hired several qualified accounting professionals with appropriate level of expense and training to design, maintain and improve our accounting policies, procedures and controls to prevent and detect material misstatements related to the presentation and disclosures of the consolidated financial statements;

●	Developed internal controls documentation, including comprehensive accounting policies and procedures over certain key financial processes and related disclosures; and,

●	Drafted position papers for all complex, non-recurring transactions.

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

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control Over Financial Reporting

Other than described above in this Item 9A, there has been no change in our internal control over financial reporting during the fiscal year ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Tattooed Chef, Inc.

Paramount, California

Opinion on Internal Control over Financial Reporting

We have audited Tattooed Chef, Inc. (the “Company’s”) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as “the consolidated financial statements”) and our report dated March 16, 2022 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses have been identified and described in management’s assessment. The material weaknesses related to 1) not maintaining an appropriate control environment, inclusive of qualified resources and adequate oversight and accountability over the performance of controls, and risk assessment and monitoring activities by appropriately qualified resources with the knowledge, experience, and training important to the Company’s financial reporting to ensure compliance with generally accepted accounting principles requirements, 2) control activities related to a) inadequate selection and development of effective control activities, b) inadequate selection and development of general controls over information technology, c) inadequate deployment of control activities through policies and procedures; and, 3) monitoring controls, as the Company did not effectively evaluate whether the components of internal control were present and functioning. The control environment material weaknesses contributed to additional material weaknesses in the control activities as the Company did not design and maintain effective controls over a) the financial reporting close process, including the review of the completeness and accuracy of underlying data to support the amounts presented within the consolidated financial statements and related disclosures, b) accounting for significant, unusual, and complex transactions, including business combinations, c) segregation of duties with respect to the review of account reconciliations and creation and posting of manual journal entries, d) accounting of promotional allowances granted to customers, and e) accounting for income taxes. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2021 consolidated financial statements, and this report does not affect our report dated March 16, 2022 on those consolidated financial statements.

As indicated in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of New Mexico Food Distributors, Inc. (“NMFD”) and Karsten Tortilla Factory, LLC (“Karsten”), which were acquired in May 2021, or the business of Belmont Confections, Inc. (“Belmont”), which was acquired in December 2021. NMFD, Karsten, and Belmont are included in the consolidated balance sheet of the Company as of December 31, 2021, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the year then ended.

NMFD, Karsten and Belmont constituted approximately 16.4% of total assets as of December 31, 2021 and approximately 10.8% of revenue for the year ended December 31, 2021. Management did not assess the effectiveness of internal control over financial reporting of NMFD, Karsten and Belmont because of the timing of the acquisitions and ongoing integration efforts throughout the period. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of NMFD, Karsten and Belmont.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ BDO USA, LLP

Costa Mesa, California

March 16, 2022

Item 9B. Other Information.

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

We will provide information that is responsive to this Item 10 in our definitive proxy statement or in an amendment to this Annual Report on Form 10-K not later than 120 days after December 31, 2021. Such information is incorporated into this Item 10 by reference.

Item 11. Executive Compensation.

We will provide information that is responsive to this Item 11 in our definitive proxy statement or in an amendment to this Annual Report on Form 10-K not later than 120 days after December 31, 2021. Such information is incorporated into this Item 11 by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We will provide information that is responsive to this Item 12 in our definitive proxy statement or in an amendment to this Annual Report on Form 10-K not later than 120 days after December 31, 2021. Such information is incorporated into this Item 12 by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

We will provide information that is responsive to this Item 13 in our definitive proxy statement or in an amendment to this Annual Report on Form 10-K not later than 120 days after December 31, 2021. Such information is incorporated into this Item 13 by reference.

Item 14. Principal Accountant Fees and Services.

We will provide information that is responsive to this Item 14 in our definitive proxy statement or in an amendment to this Annual Report on Form 10-K not later than 120 days after December 31, 2021. Such information is incorporated into this Item 14 by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following documents are filed as part of this report:

(1)	Financial Statements.

All financial statements of the Company as set forth under Item 8 of this Annual Report on Form 10-K.

(2)	Financial Statement Schedules.

All financial statement schedules are omitted because they are not applicable, not required, or because the required information is included in the consolidated financial statements, notes thereto .

(3)	Exhibits. The following exhibits are filed, furnished or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit		Incorporated by Reference
Number	Description of Document	Schedule/Form	File Number	Exhibits	Filing Date

2.1	Agreement and Plan of Merger, dated as of June 11, 2020, entered into by and among Forum, Sprout Merger Sub, Inc., Myjojo, Inc., a Delaware corporation, and Salvatore Galletti, in his capacity as the holder representative on August 10, 2020	Form 8-K	File No. 001-38615	2.1	June 12, 2020

2.2	First Amendment to the Merger Agreement entered into by and among Forum, Sprout Merger Sub, Inc., Myjojo, Inc., a Delaware corporation, and Salvatore Galletti, in his capacity as the holder representative on August 10, 2020	Form 8-K	File No. 001-38615	2.1	August 11, 2020

3.1	Amended and Restated Certificate of Incorporation	Form 8-A12B/A	File No. 001-38615	3.1	October 15, 2020

3.2	Amended and Restated Bylaws	Form 8-A12B/A	File No. 001-38615	3.2	October 15, 2020

4.1	Form of Warrant Agreement between Continental Stock Transfer & Trust Company, LLC and Forum	Form S-1/A	File No. 333-226084	4.4	July 18, 2018

4.2	Amended Form of Warrant Agreement between Continental Stock Transfer & Trust Company, LLC and Forum	Form S-3	File No. 333-249890	4.4	October 27, 2021

10.1	Amended and Restated Registration Rights Agreement by and among Forum, Forum Investors II, LLC, and other stockholders	Form 8-A12B/A	File No. 001-38615	10.1	October 15, 2020

10.2(1)	Employment Agreement with Salvatore Galletti	Form 8-K	File No. 001-38615	10.3	October 21, 2020

10.3(1)	Employment Agreement with Giuseppe Bardari	Form 8-K	File No. 001-38615	10.4	October 21, 2020

10.4(1)	Employment Agreement with Sarah Galletti	Form 8-K	File No. 001-38615	10.5	October 21, 2020

10.5(1)	Employment Agreement with Stephanie Dieckmann	Form 8-K	File No. 001-38615	10.6	October 21, 2020

10.6(1)	Amendment to Employment Agreement with Stephanie Dieckmann	Form 8-K	File No. 001-38615	10.3	May 4, 2021

10.7	Form of Indemnification Agreement	Form 8-K	File No. 001-38615	10.7	October 21, 2020

10.8(1)	2020 Equity Incentive Plan	Form 8-K	File No. 001-38615	10.8	October 21, 2020

10.9(1)	Form of Stock Option Agreement under the 2020 Equity Incentive Plan	Form 10-K	File No. 001-38615	10.8	March 19, 2021

10.10(1)	Form of Restricted Stock Unit Award Agreement under the 2020 Equity Incentive Plan	Form 10-K	File No. 001-38615	10.8	March 19, 2021

10.11(1)	Form of Restricted Stock Award Agreement under the 2020 Equity Incentive Plan	Form 10-K	File No. 001-38615	10.8	March 19, 2021

10.12	Loan and Security Agreement between Ittella Parent and Marquette Business Credit, LLC effective as of September 25, 2017, as amended.	Form 8-K	File No. 001-38615	10.9	October 21, 2020

10.13	General Merchandise Supplier Agreement between Ittella Parent and Wal-Mart Stores, Inc. dated August 31, 2017 (Agreement 607499-91-0)	Form 8-K	File No. 001-38615	10.10	October 21, 2020

10.14	General Merchandise Supplier Agreement between Ittella Parent and Wal-Mart Stores, Inc. dated August 28, 2017 for the supply of products to Sam’s Club store locations (Agreement 607499-64-1)	Form 8-K	File No. 001-38615	10.11	October 21, 2020

10.15	General Merchandise Supplier Agreement between Ittella and Wal-Mart Stores, Inc. dated February 3, 2020 for the supply of products to Sam’s Club store locations (Agreement 607499-64-2)	Form 8-K	File No. 001-38615	10.12	October 21, 2020

10.16	Basic Vendor Agreement between Ittella Parent and Costco Wholesale Corporation dated January 7, 2015	Form 8-K	File No. 001-38615	10.13	October 21, 2020

10.17	Master Purchase Agreement between Ittella Parent and Aldi Inc., dated March 18, 2016.	Form 8-K	File No. 001-38615	10.14	October 21, 2020

10.18	Master Vendor Agreement between Ittella Parent and Trader Joe’s Company dated July 31, 2018	Form 8-K	File No. 001-38615	10.15	October 21, 2020

10.19	Standby Letter of Credit No. SB50533 issued by UMB Bank, N.A. on behalf of the Company, in favor of UniCredit S.P.A. dated as of November 24, 2017, as amended.	Form 8-K	File No. 001-38615	10.16	October 21, 2020

10.20	Stock purchase agreement among Tattooed Chef, Inc. and New Mexico Food Distributors, Inc.	Form 8-K	File No. 001-38615	10.1	May 2, 2021

10.21	Asset Purchase Agreement between Belmont Confections, Inc. and BCI Acquisition, Inc.	Form 8-K	File No. 001-38615	10.1	October 22, 2021

14	Code of Ethics	Form 10-K	File No. 001-38615	10.8	March 19, 2021

21.1*	List of Subsidiaries

23.1*	Consent of BDO USA LLP

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

32.1*	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2*	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

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

Date:  March 16, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Salvatore Galletti	Chief Executive Officer	March 16, 2022
Salvatore Galletti	(Principal Executive Officer)

/s/ Stephanie Dieckmann	Chief Financial Officer	March 16, 2022
Stephanie Dieckmann	(Principal Financial and Accounting Officer)

/s/ Bryan Rosenberg	Director	March 16, 2022
Bryan Rosenberg

/s/ Paula Ciaramitaro	Director	March 16, 2022
Paula Ciaramitaro

/s/ Edward S. Gelfand	Director	March 16, 2022
Edward S. Gelfand

/s/ Daniel Williamson	Director	March 16, 2022
Daniel Williamson

/s/ Jennifer Fellner	Director	March 16, 2022
Jennifer Fellner

	Director	March 16, 2022
Ryan Olohan

/s/ David Boris	Director	March 16, 2022
David Boris

/s/ Marie D. Quintero-Johnson	Director	March 16, 2022
Marie D. Quintero-Johnson