Form 10-Q/A
period 2021-03-31
Tattooed Chef, Inc.
filed 2022-05-02
CIK 1741231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File No. 001-38615

TATTOOED CHEF, INC.

(Exact name of registrant as specified in its charter)

Delaware	82-5457906
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

As of May 12, 2021, there were 81,110,199 shares of common stock, par value $0.0001 issued and outstanding.

Explanatory Note

This Amendment No. 1 to Quarterly Report on Form 10-Q/A (this “Form 10-Q/A”) amends and restates certain items noted below in the Quarterly Report on Form 10-Q of Tattooed Chef, Inc. (the “Company”) for the quarter ended March 31, 2021, as originally filed with the Securities and Exchange Commission (the “SEC”) on May 18, 2021 (the “Original Filing”). This Form 10-Q/A amends the Original Filing to reflect (1) the correction of errors related to (i) deferred tax assets resulting from the reverse recapitalization transaction that occurred in 2020; (ii) classification among accounts receivable, inventory, accounts payable and deferred revenue; and (iii) other immaterial previously uncorrected adjustments and (2) the retrospective adoption of ASC 842, Leases, to the quarter ended March 31, 2021 because the Company adopted ASC 842 in the fourth quarter of 2021 with an effective date of January 1, 2021.

See Note 1, under the caption “Restatement of Previously Issued Financial Statements”, to the Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q/A for additional information and a reconciliation of the previously reported amounts to the restated amounts.

Items Amended in this Filing

For the convenience of the reader, this Form 10-Q/A sets forth the Original Filing, as amended, in its entirety; however, this Form 10- Q/A amends and restates the following Items of the Original Filing to the extent necessary to reflect the adjustments discussed above and to make corresponding revisions to the Company’s financial data cited elsewhere in this Form 10-Q/A:

-Part I, Item 1 – Financial Statements

-Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing (Exhibits 31.1, 31.2, 32.1 and 32.2), and the Company has provided its restated consolidated financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibit 101.

Except as described above, no other changes have been made to the Original Filing. This Form 10-Q/A speaks as of the date of the Original Filing and does not reflect events that may have occurred after the date of the Original Filing or modify or update any disclosures that may have been affected by subsequent events.

TATTOOED CHEF, INC.

Quarterly Report on Form 10-Q/A

For the Quarter Ended March 31, 2021

TABLE OF CONTENTS

		Page

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Consolidated Balance Sheets as of March 31, 2021 (As Restated) (Unaudited) and December 31, 2020	1

	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2021 (As Restated) (Unaudited) and 2020 (Unaudited)	2

	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Three Months Ended March 31, 2021 (As Restated) (Unaudited) and 2020 (Unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the Three Months March 31, 2021 (As Restated) (Unaudited) and 2020 (Unaudited)	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	39

Item 4.	Control and Procedures	39

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	41

Item 1A.	Risk Factors	41

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 3.	Defaults Upon Senior Securities	41

Item 4.	Mine Safety Disclosures	41

Item 5.	Other Information	41

Item 6.	Exhibits	42

SIGNATURES		43

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

TATTOOED CHEF, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except for par value and share information)

	March 31, 2021	December 31, 2020
ASSETS	(As Restated)
CURRENT ASSETS
Cash	$185,161	$131,579
Accounts receivable	29,171	16,281
Inventory	38,981	38,002
Prepaid expenses and other current assets	11,712	18,416
TOTAL CURRENT ASSETS	265,025	204,278
Property, plant and equipment, net	19,312	16,083
Operating lease right-of-use asset, net	3,968	-
Deferred taxes	49,297	47,549
Other assets	923	605
TOTAL ASSETS	$338,525	$268,515

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	30,710	24,075
Accrued expenses	6,558	3,610
Line of credit	26	22
Notes payable to related parties, current portion	42	66
Notes payable, current portion	111	111
Forward contract derivative liability	1,958	-
Operating lease liabilities, current	651	-
Other current liabilities	1,187	1,403
TOTAL CURRENT LIABILITIES	41,243	29,287
Warrant liability	1,875	5,184
Operating lease, net of current portion	3,344	-
Notes payable, net of current portion	1,903	1,990
TOTAL LIABILITIES	$48,365	$36,461

COMMITMENTS AND CONTINGENCIES (See Note 18)
STOCKHOLDERS’ EQUITY
Preferred stock -$0.0001 par value; 10,000,000 shares authorized, none issued and outstanding at March 31, 2021 and December 31, 2020	-	-
Common shares-$0.0001 par value; 1,000,000,000 shares authorized; 81,400,199 shares issued and outstanding at March 31, 2021, 71,551,067 shares issued and 71,469,980 shares outstanding at December 31, 2020	8	7
Treasury stock- 0 shares at March 31, 2021, 81,087 shares at December 31, 2020	-	-
Additional paid in capital	234,994	168,448
Accumulated other comprehensive income	110	1
Retained earnings	55,048	63,598
TOTAL STOCKHOLDERS’ EQUITY	290,160	232,054
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$338,525	$268,515

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TATTOOED CHEF, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS) (Unaudited)

(in thousands, except for share and per share information)

	Three Months Ended
	March 31, 2021	March 31, 2020
	(As Restated)

NET REVENUE	$52,469	$33,172
COST OF GOODS SOLD	45,289	24,036
GROSS PROFIT	7,180	9,136
OPERATING EXPENSES	14,196	2,360
INCOME (LOSS) FROM OPERATIONS	(7,016)	6,776
Interest expense	(20)	(224)
Other income (expense)	(2,681)	-
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(9,717)	6,552
INCOME TAX BENEFIT (EXPENSE)	1,475	(730)
NET (LOSS) INCOME	(8,242)	5,822
LESS: INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	-	1,012
NET (LOSS) INCOME ATTRIBUTABLE TO TATTOOED CHEF, INC.	$(8,242)	$4,810

NET (LOSS) INCOME PER SHARE
Basic	$(0.10)	$0.17
Diluted	$(0.11)	$0.17
WEIGHTED AVERAGE COMMON SHARES
Basic	80,240,105	28,324,038
Diluted	80,544,129	28,324,038

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Foreign currency translation adjustments	109	(352)
Total other comprehensive income (loss), net of tax	109	(352)

Comprehensive (loss) income	(8,133)	5,470
Less: comprehensive (loss) income attributable to the noncontrolling interest	-	1,001
Comprehensive (loss) income attributable to Tattooed Chef, Inc. stockholders	$(8,133)	$4,469

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TATTOOED CHEF, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(in thousands, except for share and per share information)

For the three months ended March 31, 2021

	Common		Common	Additional	Accumulated	Retained
	Stock	Treasury	Shares	Paid-In	Comprehensive	Earnings	Noncontrolling
	Shares	Shares	Amount	Capital	Income (Loss)	(Deficit)	Interests	Total
				(As Restated)		(As Restated)		(As restated)
BALANCE AS OF JANUARY 1, 2021	71,551,067	(81,087)	$7	$168,448	$1	$63,598	$-	$232,054

FOREIGN CURRENCY TRANSLATION ADJUSTMENT	-	-	-	-	109	-	-	109

DISTRIBUTIONS	-	-	-	-	-	(308)	-	(308)

STOCK-BASED COMPENSATION	-	-	-	3,185	-	-	-	3,185

FORFEITURE OF STOCK- BASED AWARDS	(95,084)	-	-	-	-	-	-	-

CANCELLATION OF TREASURY SHARES	(81,087)	81,087	-	-	-	-		-
							-
EXERCISE OF WARRANTS	10,025,303	-	1	63,361	-	-	-	63,362

NET LOSS	-	-	$-	$-	$-	$(8,242)	$-	$(8,242)

BALANCE AS OF MARCH 31, 2021	81,400,199	-	$8	$234,994	$110	$55,048	$-	$290,160

TATTOOED CHEF, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited) (continue)

(in thousands, except for share and per share information)

For the three months ended March 31, 2020

	Redeemable Noncontrolling	Common		Common Additional		Accumulated	Retained
	Interest	Stock	Treasury	Shares	Paid-In	Comprehensive	Earnings	Noncontrolling
	Amount	Shares	Shares	Amount	Capital	Income (Loss)	(Deficit)	Interests	Total

BALANCE AS OF JANUARY 1, 2020	$6,900	28,324,038	-	$3	$2,314	$(692)	$1,056	$256	$2,937

CAPITAL CONTRIBUTIONS	-	-	-	-	-	-	-	355	355

FOREIGN CURRENCY TRANSLATION ADJUSTMENT	-	-	-	-	-	(341)	-	(11)	(352)

DISTRIBUTIONS	-	-	-	-	-	-	(1,438)	-	(1,438)

ACCRETION OF REDEEMABLE NONCONTROLLING INTEREST TO REDEMPTION VALUE	4,431	-	-	-	-	-	(4,431)	-	(4,431)

NET INCOME	$414	-	-	$-	$-	$-	$4,810	$598	$5,408

BALANCE AS OF MARCH 31, 2020	$11,745	28,324,038	-	$3	$2,314	$(1,033)	$(3)	$1,198	$2,479

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TATTOOED CHEF, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands, except for share and per share information)

	Three Months Ended March 31,
	2021	2020
	(As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(8,242)	$5,822
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation	552	193
Bad debt expense	122	-
Accretion of debt financing costs	-	9
Revaluation of warrant liability	(320)	-
Unrealized forward contract loss	2,181	-
Stock compensation expense	3,185	-
Deferred taxes, net	(1,749)	-
Non-cash lease cost	27	-
Changes in operating assets and liabilities:
Accounts receivable	(13,012)	(5,621)
Inventory	(979)	(4,626)
Prepaid expenses and other assets	(7,332)	536
Accounts payable	5,308	2,120
Accrued expenses	2,947	1,560
Other current liabilities	(262)	6
Net cash used in operating activities	(17,574)	(1)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(2,852)	(1,686)
Proceeds from sale of property, plant and equipment	-	36
Net cash used in investing activities	(2,852)	(1,650)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings in line of credit	4	4,302
Borrowings of notes payable to related parties	-	1
Repayments of notes payable to related parties	(24)	(19)
Borrowings of notes payable	-	40
Repayments of notes payable	(87)	(169)
Capital contributions	-	355
Proceeds from the exercise of warrants	73,917	-
Distributions	(308)	-
Net cash provided by financing activities	73,502	4,510

NET INCREASE IN CASH	53,076	2,859
EFFECT OF EXCHANGE RATE ON CASH	506	(20)
CASH AT BEGINNING OF PERIOD	131,579	4,537
CASH AT END OF PERIOD	$185,161	$7,376

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for
Interest	$1	$636
Income taxes	$-	$16
Noncash investing and financing activities
Distributions	$-	$1,438
Capital expenditures included in accounts payable	$1,328	$-

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

Revision of Previously Issued Financial Statements for Correction of Immaterial Errors.

The Company identified errors in its previously issued annual financial statements that were determined to be individually, and in the aggregate, quantitatively and qualitatively immaterial based on its analysis of Staff Accounting Bulletin (“SAB”) No. 99, “Materiality,” and SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. These immaterial errors have been corrected in the accompanying consolidated balance sheet as of December 31, 2020, and the consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for the three months ended March 31, 2020. The nature of these error corrections is as follows:

●	In further consideration of the guidance in Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity, the Company concluded that a provision in the warrant agreement related to certain settlement methods specific to the Private Placement Warrants precludes the Private Placement Warrants from being accounted for as components of equity. As the Private Placement Warrants meet the definition of a derivative as contemplated in ASC 815, the Private Placement Warrants should have been recorded as derivative liabilities on the consolidated balance sheet and measured at fair value upon recognition on the Closing Date and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the consolidated statement of operations and comprehensive income in the period of change. Therefore, the Company concluded that it is appropriate to revise the classification of the Private Placement Warrants as of and for the year ended December 31, 2020.

●	The Company revised the accompanying consolidated balance sheet and statement of stockholders’ equity as of December 31, 2020 to reflect the correction of an immaterial error related to the presentation of 81,087 treasury shares. The treasury shares are now presented separately from common stock shares. This revision has an immaterial impact on the Company’s previously reported net income, earnings per share, or stockholders’ equity.

●	The Company revised the accompanying consolidated statements of equity and operations and comprehensive income for the year ended December 31, 2020 to reflect the correction of an immaterial error related to the grant of 825,000 stock awards to Harrison Co. (“Harrison”) on October 15, 2020 as consideration for advisory services provided by Harrison to facilitate the successful completion of the Transaction (see Note 18). The stock awards were fully vested on grant date, and therefore a weighted average 174,041 shares should have been included in basic and diluted outstanding shares when calculating earnings per share for the year ended December 31, 2020. In addition, the fair value of the stock awards issued in the amount of $20.54 million should have been included as a reduction to the “Reverse Recapitalization” line item and an increase by the same amount to the “Transaction costs, net of tax” line item. Both items are included within the Company’s additional paid-in capital for the year ended December 31, 2020. The Company also identified a $4.0 million deferred tax asset (with the corresponding offset to additional paid-in capital) that should have been recorded in connection with this grant. The revision has no impact on the Company’s previously reported net income but reduced the earnings per share for the year ended December 31, 2020. The impact of the tax consequences associated with the grant have been reflected in the balance sheet and statement of stockholders’ equity.

●	The Company revised the accompanying condensed consolidated statements of operations and comprehensive income for the period ended March 31, 2020 to reflect the correction of an immaterial error for amounts previously not reflected in the comprehensive income attributable to noncontrolling interest. This revision has no impact on the Company’s net income, retained earnings, or earnings per share.

●	The Company identified errors related to inventoriable costs and the classification of certain expense accounts that primarily impacted revenue, cost of goods sold and operating expenses.

●	A presentation error to the prior quarter stockholders’ equity balance within the condensed consolidated statement of stockholders’ equity for the three months ended March 31, 2020 was found. The common stock shares balance as of January 1, 2020 was improperly included in the cross-footing for the total of stockholders’ equity for the three months ended March 31, 2020.

●	The Company identified a classification error between accounts receivable and deferred revenue, which affected the balance sheet as of December 31, 2020.

The following table summarizes the effect of the revision on each financial statement line item as of the dates, and for the periods ended, indicated:

(In thousands)	As	Consolidated Balance Sheet
	Originally		Re-	As
As of December 31, 2020	Reported	Revisions	classification	Revised
Accounts receivable	$17,991	$(1,710)	$-	$16,281
Inventory	38,660	(658)	-	38,002
Prepaid expenses and other current assets	18,240	176	-	18,416
TOTAL CURRENT ASSETS	206,470	(2,192)	-	204,278
Deferred income taxes, net	43,525	4,024	-	47,549
TOTAL ASSETS	266,683	1,832	-	268,515
Accounts payable	25,391	-	(1,316)	24,075
Accrued expenses	2,961	649	-	3,610
Deferred revenue	1,711	(1,711)	-	-
Other current liabilities	87	-	1,316	1,403
TOTAL CURRENT LIABILITIES	30,349	(1,062)	-	29,287
Warrant liabilities	-	5,184	-	5,184
TOTAL LIABILITIES	32,339	4,122	-	36,461
Additional paid-in capital	170,799	(2,351)	-	168,448
Retained earnings	63,537	61	-	63,598
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	234,344	(2,290)	-	232,054
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	266,683	1,832	-	268,515

	Condensed Consolidated
(In thousands, except EPS)	Statements of Operations and Comprehensive Income
	As
	Originally
For the three months ended March 31, 2020	Reported	Revisions	As Revised
Revenue	$33,170	$2	$33,172
Cost of goods sold	23,927	109	24,036
Gross profit	9,243	(107)	9,136
Operating expense	2,390	(30)	2,360
Income from operations	6,853	(77)	6,776
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	6,629	(77)	6,552
Net income (loss)	5,899	(77)	5,822
LESS: INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	1,022	(10)	1,012
NET INCOME (LOSS) ATTRIBUTABLE TO TATTOOED CHEF, INC.	4,877	(67)	4,810
Basic net income (loss) per share	0.17	-	0.17
Diluted net income (loss) per share	0.17	-	0.17
Comprehensive income	$5,547	(77)	$5,470
Less: income (loss) attributable to the noncontrolling interest	(11)	1,012	1,001
Comprehensive income attributable to Tattooed Chef, Inc. stockholders	$5,558	(1,089)	$4,469

(In thousands)	Condensed Consolidated Statements of Stockholders’ Equity
For the three months ended March 31, 2020	As originally reported	Revisions	As revised

Redeemable noncontrolling interest beginning balance	$6,930	(30)	$6,900
Net income in redeemable noncontrolling interest	424	(10)	414
Redeemable noncontrolling interest ending balance	11,785	(40)	11,745
Retained earnings beginning balance	1,265	(209)	1,056
Net income in retained earnings	4,877	(67)	4,810
Retained earnings ending balance	273	(276)	(3)
Total Stockholders’ equity beginning balance	28,327,184	(28,324,247)	2,937
Total Stockholders’ equity ending balance	28,326,793	(28,324,314)	2,479

(In thousands)	Condensed Consolidated Statements of Cash Flows
For the three months ended March 31, 2020	As originally reported	Revisions	As revised
Cash Flows from Operating Activities:
Net income	$5,899	(77)	$5,822
Adjustments to reconcile net income (loss) to net cash from operating activities:
Inventory	(4,703)	77	(4,626)
Net cash (used in) provided by operating activities	(1)	-	(1)

Restatement of Previously Issued Financial Statements

In connection with the preparation of the consolidated financial statements as of and for the year ended December 31, 2021 included in the Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2022, the Company identified errors related to (i) deferred tax assets resulting from the reverse recapitalization transaction that occurred in 2020; (ii) classification among accounts of inventory, accounts receivable, accounts payable and deferred revenue; and (iii) other errors previously identified but not corrected as they were previously determined to be immaterial. Amounts depicted as “As Restated” throughout the accompanying condensed consolidated financial statements and footnotes include the impact of the restatement, as well as the impact of the adoption of ASC 842, Leases as of January 1, 2021 to the quarter ended March 31, 2021. See Note 24 to the consolidated financial statements and Item 8 of the Form 10-K, as aforementioned.

The table below sets forth the condensed consolidated financial statements, including as originally reported, the impacts resulting from ASC 842 adoption, the adjustments resulting from the restatement, the reclassification, , and the as restated balances for the quarterly period ended March 31, 2021 (in thousands):

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, Unaudited)	As Reported	Adoption of ASC 842	Adjustments	Re- classification	As Restated
Accounts receivable	$31,796	-	(2,625)	-	$29,171
Inventory	38,701	-	280	-	38,981
Prepaid expenses and other current assets	11,739	(27)	-	-	11,712
TOTAL CURRENT ASSETS	267,397	(27)	(2,345)	-	265,025
Operating lease right-of-use asset, net	-	3,968	-	-	3,968
Deferred taxes	45,273	-	4,024	-	49,297
TOTAL ASSETS	$332,905	3,941	1,679	-	$338,525
Accounts payable	31,252	-	(496)	(46)	30,710
Accrued expenses	6,135	-	423	-	6,558
Deferred revenue	974	-	(974)	-	-
Forward contract derivative liability	2,042	-	(84)	-	1,958
Operating lease liabilities, current	-	651	-	-	651
Other current liabilities	1,188	(47)	-	46	1,187
TOTAL CURRENT LIABILITIES	41,770	604	(1,131)	-	41,243
Operating lease, net of current portion	-	3,344	-	-	3,344
TOTAL LIABILITIES	45,548	3,948	(1,131)	-	48,365
Additional paid in capital	230,970	-	4,024	-	234,994
Retained earnings	56,269	(7)	(1,214)	-	55,048
Total equity	287,357	(7)	2,810	-	290,160
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$332,905	3,941	1,679	-	$338,525

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands except shares and per share amounts, Unaudited)	As Reported	Adoption of ASC 842	Adjustments	As Restated
REVENUE	$52,682	-	(213)	$52,469
COST OF GOODS SOLD	45,905	-	(616)	45,289
GROSS PROFIT	6,777	-	403	7,180
OPERATING EXPENSES	13,795	7	394	14,196
INCOME (LOSS) FROM OPERATIONS	(7,018)	(7)	9	(7,016)
Other income (expense)	(2,589)	-	(92)	(2,681)
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(9,627)	(7)	(83)	(9,717)
NET (LOSS) INCOME	(8,152)	(7)	(83)	(8,242)
NET (LOSS) INCOME ATTRIBUTABLE TO TATTOOED CHEF, INC.	$(8,152)	(7)	(83)	$(8,242)
NET (LOSS) INCOME PER SHARE
Basic	(0.10)	-	(0.00)	(0.10)
Diluted	(0.11)	-	(0.00)	(0.11)
WEIGHTED AVERAGE COMMON SHARES
Basic	79,415,105	-	825,000	80,240,105
Diluted	79,719,129	-	825,000	80,544,129
Comprehensive income	(8,043)	(7)	(83)	(8,133)
Comprehensive income attributable to Tattooed Chef, Inc. stockholders	$(8,043)	(7)	(83)	$(8,133)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands except per share amounts, Unaudited)	As Reported	Adjustments	As Restated
Additional Paid-In Capital beginning balance	$164,423	4,025	$168,448
Additional Paid-In Capital ending balance	230,969	4,025	234,994
Retained earnings (Deficit) beginning balance	64,729	(1,131)	63,598
Net loss in retained earnings (Deficit)	(8,152)	(90)	(8,242)
Retained earnings (Deficit) ending balance	56,269	(1,221)	55,048
Total Stockholders’ equity beginning balance	229,160	2,894	232,054
Total Stockholders’ equity ending balance	287,356	2,804	290,160

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, Unaudited)	As Reported	Adoption of ASC 842	Adjustments	Re-classification	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(8,152)	(7)	(83)	-	$(8,242)
Adjustments to reconcile net (loss) income to net cash from operating activities:
Non-cash lease cost	-	27	-	-	27
Changes in operating assets and liabilities:		-	-	-
Accounts receivable	(13,926)	-	914	-	(13,012)
Inventory	(41)	-	(938)	-	(979)
Prepaid expenses and other assets	(7,359)	27	-	-	(7,332)
Accounts payable	4,534	-	(496)	1,270	5,308
Accrued expenses	3,173	-	(226)	-	2,947
Deferred revenue	(737)	-	737	-	-
Other current liabilities	963	(47)	92	(1,270)	(262)
Net cash used in operating activities	(17,574)	-	-	-	(17,574)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Noncash investing and financing activities
Cashless warrant exercises	2,990	-	(2,990)	-	-

Reclassifications. Reclassifications of certain prior period amounts to conform to the current period presentation. Reclassifications have no impact on net income (loss) and do not relate to errors and are included here in order to conform the presentation across the periods presented.

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

Some contracts also include some form of variable consideration, the most common form are discounts and demonstration costs. Variable consideration is treated as a reduction in revenue when product revenue is recognized. Depending on the specific type of variable consideration, the Company uses either the expected value or most likely amount method to determine the variable consideration. The Company reviews and updates its estimates and related accruals of variable consideration each period based on the terms of the agreements, historical experience, and any recent changes in the market.

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

Sales and Marketing Expenses (As Restated). The Company expenses costs associated with sales and marketing as incurred. Sales and marketing expenses were $6.65 million and $1.21 million for the periods ended March 31, 2021 and 2020, respectively, and are included in operating expenses in the condensed consolidated statements of operations and comprehensive income (loss).

Interest Expense. Interest expense includes interest primarily related to the amortization of deferred financing costs, the Company’s notes payable and line of credit.

Deferred Financing Costs. Deferred financing costs include fees associated with the Company’s line of credit agreement. Such fees are amortized on a straight-line basis over the term of the related line of credit agreement as a component of interest expense, which approximates the effective interest rate method, in accordance with the terms of the agreement. Deferred financing costs, net were $0.09 million and $0.09 million at March 31, 2021 and December 31, 2020, respectively, and are recorded as a component of other assets in the accompanying condensed consolidated balance sheets. Amortization expense of deferred financing costs were $0.00 million and $0.02 million during the periods ended March 31, 2021 and 2020, respectively.

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

Concentrations of Credit Risk (As Restated). The Company grants credit, generally without collateral, to customers primarily in the United States. Consequently, the Company is subject to potential credit risk related to changes in business and economic factors in this geographical area. No external suppliers accounted for more than 10% of the Company’s cost of goods sold during the period ended March 31, 2021 and 2020.

Three customers accounted for 89% and 87% of the Company’s revenue during the three months ended March 31, 2021 and 2020, respectively.

Customer	2021	2020

Customer C	41%	41%
Customer A	38%	29%
Customer B	10%	17%

Customers accounting for more than 10% of the Company’s accounts receivable as of March 31, 2021 (As Restated) and December 31, 2020 were:

	March 31,	December 31,
Customer	2021	2020

Customer A (As Restated)	47%	24%
Customer B	*	10%
Customer C (As Restated)	40%	53%

*	Customer B accounted for less than 10% of accounts receivable as of March 31, 2021. However, Customer B accounted for 10% as of December 31, 2020 and as such was included in the disclosure above for comparison purposes.

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

A majority of the Company’s products are sold from the United States to customers.

Long-lived assets consist of property, plant and equipment - net. The geographic location of long-lived assets is as follows:

	March 31,	December 31,
Long Lived Assets (in thousands)	2021	2020
Italy	$10,733	$9,113
United States	8,579	6,970
Total	$19,312	$16,083

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

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (As restated for the adoption of ASC 842)

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

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies the accounting for convertible instruments. ASU 2020-06 removes certain accounting models that separate the embedded conversion features from the host contract for convertible instruments, requiring bifurcation only if the convertible debt feature qualifies as a derivative under ASC 815 or for convertible debt issued at a substantial premium. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years and early adoption is permitted in annual reporting periods ending after December 15, 2020. The Company is currently evaluating the impact this guidance may have on its condensed consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02” or “Topic 842”). The purpose of ASU 2016-02 is to provide financial statement users a better understanding of the amount, timing, and uncertainty of cash flows arising from leases. The adoption of ASU 2016-02 resulted in the recognition of a right-of-use asset and a lease liability for all leases. New disclosure requirements included qualitative and quantitative information about the amounts recorded in the financial statements. The original guidance required application on a modified retrospective basis with adjustments to the earliest comparative period presented. In August 2018, the FASB issued ASU No. 2018-11, “Targeted Improvements to ASC 842,” which included an option to not restate comparative periods in transition and elect to use the effective date of ASU No. 2016-02 as the date of initial application, which the Company elected. As the Company will lose EGC status as of December 31, 2021, the Company was required to apply the provisions of ASU 2016-02 beginning with the annual reporting period ended December 31, 2021 with an effective date as of January 1, 2021. Accordingly, these financial statements have been adjusted to reflect the adoption of Topic 842. See Note 11.

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

There were no Redeemable Noncontrolling Interest for the three months ended March 31, 2021. Changes in the carrying value of the Redeemable Noncontrolling Interest were as follows for the three months ended March 31, 2020:

Amount
Redeemable Noncontrolling Interest as of January 1, 2020	$6,900
Net income attributable to redeemable noncontrolling interest	414
Accretion to redeemable noncontrolling interest	4,431
Redeemable Noncontrolling Interest as of March 31, 2020	$11,745

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

Revenue streams for the three months ended March 31, 2021 (As Restated) and 2020 were as follows:

	2021		2020
Revenue Streams (in thousands)	Revenue	% Total	Revenue	% Total
	(As Restated)
Tattooed Chef	$35,847	68%	$17,651	53%
Private Label	16,305	31%	15,102	46%
Other revenues	317	1%	419	1%
Total	$52,469		$33,172

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

5. ACCOUNTS RECEIVABLE, NET

Accounts receivables are reduced by an allowance for an estimate of amounts that are uncollectible. All of the Company’s receivables are due from customers in the United States. The Company extends credit to its customers based upon its evaluation of the following factors: (i) the customer’s financial condition, (ii) the amount of credit the customer requests, and (iii) the customer’s actual payment history (which includes disputed invoice resolution). The Company does not require its customers to post a deposit or supply collateral. The Company’s allowance for doubtful receivables is based on an analysis that estimates the amount of its total customer receivable balance that is not collectible. This analysis includes assessing a default probability to customers’ receivable balances, which is influenced by several factors, including (i) current market conditions, (ii) periodic review of customer credit worthiness, and (iii) review of customer receivable aging and payment trends.

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

6. INVENTORY

Inventory consists of the following (in thousands):

	March 31,	December 31,
	2021	2020
	(As Restated)
Raw materials	$14,845	$16,534
Work-in-process	5,134	5,040
Finished goods	16,194	13,424
Packaging	2,808	3,004
Total	$38,981	$38,002

7. PREPAID EXPENSES AND OTHER CURRENT ASSETS

The following table provides additional information related to the Company’s prepaid expenses and other current assets (in thousands):

	March 31,	December 31,
	2021	2020
	(As Restated)
Prepaid advertising expenses	$7,458	$-
Prepaid other expenses	2,300	1,897
Tax credits	1,903	1,884
Warrants receivable (see Note 15)	0	13,542
Other current assets	51	1,093
Total	$11,712	$18,416

8. PROPERTY, PLANT, AND EQUIPMENT - NET

Property, plant and equipment consists of the following (in thousands):

	March 31,	December 31,
	2021	2020
Buildings	$2,827	$2,574
Leasehold improvements	2,114	2,106
Machinery and equipment	14,387	12,526
Computer equipment	187	187
Furniture and fixtures	111	109
Construction in progress	3,032	1,533
	22,658	19,035
Less: accumulated depreciation	(3,346)	(2,952)

Net	$19,312	$16,083

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

The fair values of the Company’s derivative instruments classified as Level 2 financial instruments and the line items within the accompanying condensed consolidated balance sheets to which they were recorded are summarized as follows (in thousands):

		As of
		March 31,
	Balance Sheet Line Item	2021
Derivatives not designated as hedging instruments:		(As Restated)
Foreign currency derivatives	Forward contract derivative liability	$1,958
Total		$1,958

The effect on the accompanying condensed consolidated statements of operations and comprehensive income (loss) of derivative instruments not designated as hedges is summarized as follows (in thousands)

		Three months
		ended
		March 31,
	Line Item in Statements of Operations	2021
Derivatives not designated as hedging instruments:		(As Restated)
Foreign currency derivatives	Other income (expense)	$(3,001)
Total		$(3,001)

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

The following table provides quantitative information regarding the inputs to the fair value measurement of the Private Placement Warrants as of each measurement date:

	October 15, 2020
	(Initial	December 31,	March 31,
Input	Measurement)	2020	2021
Risk-free interest rate	0.32%	0.34%	0.79%
Expected term (years)	5	4.79	4.55
Expected volatility	35.00%	35.00%	40.00%
Exercise price	$11.50	11.50	11.50
Fair value of Units	$13.85	12.72	10.16

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

The following table presents the changes in the fair value of warrant liabilities:

Private
Placement
Fair value at initial measurement on October 15, 2020	$9,071,750
Exercise of Private Placement Warrants	(2,695,806)
Change in fair value(1)	(1,191,565)
Fair value as of December 31, 2020	$5,184,379
Exercise of Private Placement Warrants	(2,989,639)
Change in fair value(1)	(319,854)
Fair value as of March 31, 2021	$1,874,886

(1)	Changes in fair value are recognized in change in fair value of warrant liabilities in the consolidated statements of operations and comprehensive income (loss).

11. LEASES

As of March 31, 2021, the Company’s primary leasing activities were related to office space, production and storage facilities and certain Company vehicles and equipment.

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

The components of lease costs are as follows:

		Three months ended
(in thousands)	Statement of Operations Location	March 31, 2021
Operating leases:
Lease cost	Cost of goods sold	$154
Lease cost	Operating expenses	67
Operating lease cost		221
Other:
Variable lease cost	Cost of goods sold	461
Variable lease cost	Operating expenses	-
Variable lease cost*		461
Total lease cost		$682

*	Variable lease cost primarily consists of month to month rent, charges based on usage and maintenance.

The Company’s rent expense for the three months ended March 31, 2020 totaled $0.50 million.

Supplemental balance sheet information as of March 31, 2021 related to leases are as follows:

		March 31
(in thousands)	Balance Sheet Location	2021
Assets
ROU assets-Operating lease	Operating lease right-of-use assets	4,141
Less: accumulated amortization	Operating lease right-of-use assets	(173)
Operating lease right-of-use assets, net	Operating lease right-of-use assets	3,968
Total Lease ROU assets		$3,968
Liabilities
Current:
Operating lease liabilities, current	Operating lease liabilities, current	$(651)
Long term:
Operating lease liabilities, noncurrent	Operating lease liabilities, noncurrent	(3,344)
Total Lease liabilities		$(3,995)

Supplemental cash flow information related to leases was as follows:

(in thousands)	March 31, 2021
Operating cash flows paid for operating leases	$(177)

The following table represents the weighted-average remaining lease term and discount rates for operating lease as of March 31, 2021:

Operating Leases
Weighted-average remaining lease term (years)	9.59
Weighted-average discount rate	4.0%-5.3%

The following table reconciles the undiscounted future lease payments for operating leases to the operating leases recorded in the condensed consolidated balance sheet at March 31, 2021:

(in thousands)	Operating Leases
Nine months ended December 31, 2021	$624
2022	790
2023	634
2024	374
2025	347
2026 and thereafter	2,413
Total lease payments	$5,182
Less imputed interest	1,187
Present value of future lease payments	$3,995
Current Lease liabilities	651
Noncurrent Lease liabilities	3,344

12. ACCRUED EXPENSES

The following table provides additional information related to the Company’s accrued expenses (in thousands):

	March 31,	December 31,
	2021	2020
	(As Restated)
Accrued customer incentives	$4,170	$1,524
Accrued payroll	1,334	1,471
Accrued commission	631	108
Other accrued expenses	423	507
Total	$6,558	$3,610

13. INCOME TAXES

The following table presents the provision for income taxes and the effective tax rate for the three months ended March 31, 2021 and March 31, 2020 in thousand:

	March 31,	March 31,
	2021	2020
Income tax (benefit) expense	(1,475)	730
Effective tax rate	15%	11%

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

14. INDEBTEDNESS

Debt consisted of the following as of (in thousands):

	March 31,	December 31,
	2021	2020

Notes payable	$2,014	$2,101
Notes payable to related parties (Note 17)	42	66
Revolving credit facility	26	22
Total debt	2,082	2,189
Less current debt	(179)	(199)
Total	$1,903	$1,990

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

On August 12, 2015, Ittella Properties, LLC, the VIE, executed a note payable with a financial institution in the amount of $1.06 million (the “CDC Loan”). The CDC Loan accrued interest at 2.88% and had a maturity date of August 1, 2035. The CDC Loan was secured by the Alondra Building (Note 19 and was guaranteed by Ittella International. The loan was paid off in full through a refinancing on January 6, 2020. The outstanding balance on the CDC Loan was $0 million and $0 million as of March 31, 2021 and December 31, 2020, respectively.

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

The following schedule discloses the components of the Company’s changes in other comprehensive income attributable to noncontrolling interest for the three months ended March 31, 2020 (in thousands):

Net income attributable to noncontrolling interest in Ittella Italy	$598
Net income attributable to noncontrolling interest in Ittella International	414
Increase in noncontrolling interest due to foreign currency translation	(11)

Change in net comprehensive income attributable to noncontrolling interest for the three months ended March 31, 2020	$1,001

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

Forum completed a business combination, which is one of the trigger events for exercisability of the Warrants.

Warrant activity is as follows:

	Public Warrants	Private Placement Warrants
Issued and outstanding as of October 15, 2020	20,000,000	655,000
Exercised	(5,540,316)	(247,423)
Issued and outstanding as of December 31, 2020	14,459,684	407,577
Exercised	(14,459,684)	(223,041)
Issued and outstanding as of March 31, 2021	-	184,536

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

16. EQUITY INCENTIVE PLAN (As Restated)

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

The table below summarizes the share-based activity in the Plan:

Weighted
Average
		Weighted	Remaining
	Number of	Average	Contractual	Intrinsic
	Awards	Exercise	Terms	Value
	Outstanding	Price	(Years)	(in thousands)
Balance at December 31, 2020	756,300	$24.69	9.98	$-
Granted	-	-	-	-
Cancelled and forfeited	(1,500)	24.69	9.82	-
Exercised	-	-	-	-
Balance at March 31, 2021	754,800	$24.69	9.73	$-
Exercisable at March 31, 2021	-	$-	-	$-

There were no options exercised during the three months ended March 31, 2021.

Compensation expense is recorded on a straight-line basis over the vesting period, which is the requisite service period, beginning on the grant date. The compensation expense is based on the fair value of each option grant using the Black-Scholes option pricing model. During the three ended March 31, 2021, the Company recorded in the aggregate $0.47 million of share-based compensation expense related to stock options, which is included in SG&A expenses in the Company’s consolidated statements of operations. As of March 31, 2021, the Company had stock-based compensation of $5.17 million related to unvested stock options not yet recognized that are expected to be recognized over an estimated weighted average period of approximately three years.

The fair value of each option grant was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

Equity volatility	25.89%
Risk-free interest rate	0.67%
Expected term (in years)	6
Expected dividend	-

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

Director restricted stock activity under the Plan for the three months ended March 31, 2021 is as follows:

Non-Employee Director
	Employee Director Awards		Awards
		Weighted-		Weighted-
	Number of	Average	Number of	Average
	Shares	Fair Value	Shares	Fair Value
Balance at December 31, 2020	-	$-	-	$-
Granted	-	-	15,216	18.93
Vested	-	-	(15,216)	18.93
Forfeited	-	-	-	-
Non-vested restricted stock at March 31, 2021	-	$-	-	$-

Non-director employee and consultant restricted stock activity under the Plan for the three months ended March 31, 2021 is as follows:

			Consultant (Non-Employee)
	Employee Awards		Awards
		Weighted-		Weighted-
	Number of	Average	Number of	Average
	Shares	Fair Value	Shares	Fair Value
Balance at December 31, 2020	400,000	$24.28	100,000	$24.69
Granted	30,416	23.65	100,000	18.96
Vested	(4,916)	24.28	(100,000)	18.96
Forfeited	(100,000)	24.69	(100,000)	24.69
Non-vested restricted stock at March 31, 2021	325,500	$24.10		$-

The fair value of the consultant (non-employee) performance shares vested for the three months ended March 31, 2021 was approximately $1.90 million. The fair value of employee restricted stock awards vested was approximately $0.53 million for the three months ended March 31, 2021. The fair value of non-employee restricted stock awards vested was approximately $0.29 million for the three months ended March 31, 2021.

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

17. RELATED PARTY TRANSACTIONS (As Restated)

The Company leases office property in San Pedro, California from Deluna Properties, Inc., a company owned by Salvatore Galletti. Rent expense was $0.04 million and $0.02 million for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, under the adoption of ASC 842, the Company recorded $2.12 million of operating lease right-of-use asset and $2.14 million of operating lease liabilities in relation to this lease.

In January 2009, the Company entered into a promissory note with Salvatore Galletti as the lender in the amount of $0.05 million, which matured on December 31, 2020. The note bore interest at 4.75% over the Prime Rate. The promissory note was paid off in full on January 6, 2020.

The Company entered into a credit agreement with Salvatore Galletti for a $1.20 million revolving line of credit in January 2007. Monthly interest payments were accrued at 4.75% above the Prime Rate on any outstanding balance. In addition, the Company agreed to pay Salvatore Galletti 0.67% per month of the full amount of the revolving credit line, regardless of whether the Company has borrowed against the line of credit. For the three months ended March 31, 2021 and 2020, respectively, zero amount of the fees have been paid to the lender. This agreement originally expired on December 31, 2011, which was amended from time to time and extended to December 31, 2024. The outstanding balance of the line of credit was $0 million at both of March 31, 2021 and December 31, 2020.

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

20. EARNINGS PER SHARE

The following is the summary of basic and diluted EPS for the three-months ended March 31, 2021 (As Restated) and 2020 (in thousands):

	2021	2020
Numerator	(As Restated)
Net Income (Loss) attributable to Tattooed Chef, Inc.	$(8,242)	$4,810
Dilutive Net Income (Loss) attributable to Tattooed Chef, Inc.	(8,714)	4,810
Denominator
Weighted average common shares outstanding	80,240	28,324
Effect of potentially dilutive securities related to Warrants	304	-
Weighted average diluted shares outstanding	80,544	28,324
Earnings per share
Basic	$(0.10)	$0.17
Diluted	$(0.11)	$0.17

The following have been excluded from the calculation of diluted earnings per share as the effect of including them would have been anti-dilutive for the three-months ended March 31, 2021 and 2020 (in thousands):

	2021	2020
Stock options	318	-
Restricted stock awards	318	-
Warrants	-	-
Total	636	-

21. SUBSEQUENT EVENTS

On May 2, 2021, the Company entered into an agreement to acquire Food of New Mexico Distributors, Inc. (“NMFD”) and Karsten Tortilla Factory, LLC (“Karsten”) in an all-cash transaction approximately $35.00 million. NMFD is a privately-held company based in Albuquerque, New Mexico. Together with Karsten, NMFD produces and sells ready to eat New Mexican food products for retail and food service customers. The transaction closed on May 14, 2021. As of the date of issuance of these condensed consolidated financial statements, the initial acquisition and disclosures under ASC 805, Business Combinations, have not been prepared as the Company has not obtained all of the information necessary, nor has there been sufficient time, to complete the related activities.

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

Results of Operations (As Restated)

For the three months ended March 31, 2021, we had a net loss of $8.24 million, which included stock compensation expenses of $3.19 million, marketing expenses of $2.65 million, and promotional expenses of $1.93 million compared to net income of $5.82 million for the three months ended March 31, 2020, which included marketing expenses of $0.03 million and nil of stock compensation expenses and promotional expenses. The decrease is primarily due to the significant increase in operating expenses.

Revenue increased by $19.30 million, or 58.2%, to $52.47 million for the three months ended March 31, 2021, from $33.17 million for the three months ended March 31, 2020. The increase in revenue is primarily due to growth in sales of our “Tattooed Chef” branded products. For the three months ended March 31, 2021, we had $35.85 million of sales of “Tattooed Chef” branded products compared to $17.65 million for the three months ended March 31, 2020.

Cost of goods sold increased by $21.25 million, or 88.4%, to $45.29 million for the three months ended March 31, 2021, from $24.04 million for the three months ended March 31, 2020. The primary reason for the increase is the increase in volume of product sold which accounts for an estimated $14.08 million of the increase. The remaining $7.17 million is attributable to increases in freight (inbound and outbound), cold storage expenses, fulfillment expenses, investment in facility improvements and personal protective equipment. These expenses have increased due to inflation.

Gross profit decreased by $1.96 million, or 21.4%, to $7.18 million for the three months ended March 31, 2021, from $9.14 million for the three months ended March 31, 2020. The decrease is due to the increases in cost of goods sold noted previously.

Gross margin for the three months ended March 31, 2021 was 13.7%, as compared to 27.5% for the three months ended March 31, 2020. The decrease is due to the increases in costs of goods sold noted previously.

Operating expenses for the three months ended March 31, 2021 increased by $11.84 million, or 501.5%, to $14.20 million, compared to $2.36 million for the three months ended March 31, 2020. The increase is primarily due to increased costs of operating as a public company, non-cash stock compensation, and additional marketing and promotional expenses that were not present in the three months ended March 31, 2020. We expect operating expenses to decrease as a percentage of revenue over time as many relatively fixed operating expenses will be spread over increasing revenue.

Adjusted EBITDA was negative $2.96 million for the three months ended March 31, 2021, compared to positive $6.97 million for the three months ended March 31, 2020. The decline in Adjusted EBITDA was primarily due to public company costs that were not present in the three months ended March 31, 2020, and to $4.58 million in marketing and promotional expenses to invest in the future of our Tattooed Chef brand. The benefits from these expenditures are expected be realized in both the near and distant future through brand expansions in revenue and distribution.

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

The following table provides a reconciliation from net income to Adjusted EBITDA for the three months ended March 31, 2021 (As Restated) and three months ended March 31, 2020:

	Three Months Ended
	March. 31,	March. 31,
(in thousands)	2021	2020
	(As Restated)
Net income (loss)	$(8,242)	$5,822
Interest	$20	$224
Income tax (benefit) expense	$(1,475)	$730
Depreciation	$552	$193
EBITDA	$(9,145)	$6,969
Adjustments
Stock compensation expense	$3,185	$-
Loss on foreign currency forward contracts	$3,001	$-
Total Adjustments	$6,186	$-
Adjusted EBITDA	$(2,959)	$6,969

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

Operating Activities (As Restated)

For the three months ended March 31, 2021, net cash used in operations was $17.57 million, driven in part by the net loss of $8.24 million, adjusted for non-cash items which included stock compensation expense of $3.19 million, unrealized forward contract loss of $2.18 million, net change in deferred taxes of $1.75 million, depreciation expense of $0.55 million, warrant liability revaluation gain of $0.32 million, and bad debt expense of $0.12 million. Expenses increased for the three months ended March 31, 2021 primarily due to marketing expenses and promotional expenses mentioned above to build the Tattooed Chef brand and increase awareness of the products on the shelf to further drive revenue. Working capital usage has also increased largely due to a $13.01 million increase in accounts receivable resulting from increased revenue, a $7.33 million increase in prepaid expenses mainly due to the increase in prepaid advertising expenses, a $0.98 million increase in inventory, and offset by a $7.99 million increase in accounts payable, accrued expenses and other current liabilities.

For the three months ended March 31, 2020, we realized net income of $5.82 million. Net cash used in operating activities was negligible at $0.01 million due to a $5.62 million increase in accounts receivable as a result of increased revenue and a $4.63 million increase in inventory to meet anticipated growth in sales, partially offset by a $3.68 million increase in accounts payable and accrued expenses. During this period, non-cash items included depreciation expense of $0.19 million related to capital expenditures to build new lines in the Italy facility, as well as additional freezer space in the California facility. There were capital expenditures to build new lines in the Italy facility, as well as additional freezer space in the California facility.

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

Accounts Receivable

Accounts receivables are recorded at invoiced amounts. We extend credit to our customers based on an evaluation of a customer’s financial condition and collateral is generally not required. We maintain an allowance for doubtful accounts for estimated uncollectible accounts receivable. The allowance is based on our assessment of known delinquent accounts, historical experience, and other currently available evidence of the collectability and the aging of accounts receivable. Although management believes the current allowance is sufficient to cover existing exposures, there can be no assurance against the deterioration of a major customer’s creditworthiness, or against defaults that are higher than what has been experienced historically.

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

ITEM 6. EXHIBITS (As Restated).

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

TATTOOED CHEF, INC.

Date: April 29, 2022	By:	/s/ Salvatore Galletti
	Name:	Salvatore Galletti
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: April 29, 2022	By:	/s/ Stephanie Dieckmann
	Name:	Stephanie Dieckmann
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)