Form 10-Q/A
period 2021-06-30
Tattooed Chef, Inc.
filed 2022-05-02
CIK 1741231

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

Explanatory Note

This Amendment No. 1 to Quarterly Report on Form 10-Q/A (this “Form 10-Q/A”) amends and restates certain items noted below in the Quarterly Report on Form 10-Q of Tattooed Chef, Inc. (the “Company”) for the quarter ended June 30, 2021, as originally filed with the Securities and Exchange Commission (the “SEC”) on August 16, 2021 (the “Original Filing”). This Form 10-Q/A amends the Original Filing to reflect (1) the correction of errors related to (i) deferred tax assets resulting from the reverse recapitalization transaction that occurred in 2020 and related valuation allowance; (ii) classification among accounts receivable and deferred revenue; and (iii) other immaterial previously uncorrected adjustments; and (2) the retrospective adoption of ASC 842, Leases, to the quarter ended June 30, 2021 because the Company adopted ASC 842 in the fourth quarter of 2021 with an effective date of January 1, 2021.

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

TATTOOED CHEF, INC.

Quarterly Report on Form 10-Q/A

For the Quarter Ended June 30, 2021

TABLE OF CONTENTS

		Page

PART I – FINANCIAL INFORMATION		1

Item 1.	Financial Statements	1

	Condensed Consolidated Balance Sheets as of June 30, 2021 (As Restated) (Unaudited) and December 31, 2020	1

	Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2021 (As Restated) (Unaudited) and 2020 (Unaudited)	2

	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Three and Six Months Ended June 30, 2021 (As Restated) (Unaudited) and 2020 (Unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the Six Months June 30, 2021 (As Restated) (Unaudited) and 2020 (Unaudited)	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations4	41

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	48

Item 4.	Controls and Procedures	48

PART II – OTHER INFORMATION		50

Item 1.	Legal Proceedings	50

Item 1A.	Risk Factors	50

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	50

Item 3.	Defaults Upon Senior Securities	50

Item 4.	Mine Safety Disclosures	50

Item 5.	Other Information	50

Item 6.	Exhibits	50

SIGNATURES		51

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

TATTOOED CHEF, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except for par value and share information)

	June 30, 2021	December 31, 2020
	(As Restated)
ASSETS
CURRENT ASSETS
Cash	$140,182	$131,579
Accounts receivable, net	21,855	16,281
Inventory	49,586	38,002
Prepaid expenses and other current assets	8,564	18,416
TOTAL CURRENT ASSETS	220,187	204,278
Property, plant and equipment, net	36,313	16,083
Operating lease right-of-use asset, net	5,659	-
Finance lease right-of-use asset, net	5,726	-
Intangible assets, net	206	-
Deferred taxes	-	47,549
Goodwill	17,973	-
Other assets	503	605
TOTAL ASSETS	$286,567	$268,515

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	29,250	24,075
Accrued expenses	5,610	3,610
Line of credit	2,115	22
Notes payable to related parties, current portion	25	66
Notes payable, current portion	3,322	111
Forward contract derivative liability	935	-
Operating lease liabilities, current	1,155	-
Other current liabilities	1,801	1,403
TOTAL CURRENT LIABILITIES	44,213	29,287
Warrant liability	2,215	5,184
Operating lease, net of current portion	4,548	-
Notes payable, net of current portion	2,724	1,990
TOTAL LIABILITIES	$53,700	$36,461

COMMITMENTS AND CONTINGENCIES (See Note 20)

STOCKHOLDERS’ EQUITY
Preferred stock - $0.0001 par value; 10,000,000 shares authorized, none issued and outstanding at June 30, 2021 and December 31, 2020	-	-
Common shares- $0.0001 par value; 1,000,000,000 shares authorized; 81,938,668 shares issued and outstanding at June 30, 2021, 71,551,067 shares issued and 71,469,980 shares outstanding at December 31, 2020	8	7
Treasury stock- 0 shares at June 30, 2021, 81,087 shares at December 31, 2020	-	-
Additional paid in capital	235,383	168,448
Accumulated other comprehensive (loss) income	(100)	1
Retained (deficit) earnings	(2,424)	63,598
TOTAL STOCKHOLDERS’ EQUITY	232,867	232,054
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$286,567	$268,515

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TATTOOED CHEF, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS) (Unaudited)

(in thousands, except share and per share information)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(As Restated)		(As Restated)
NET REVENUE	$50,270	$34,767	$102,739	$67,939
COST OF GOODS SOLD	41,953	30,850	87,242	54,886
GROSS PROFIT	8,317	3,917	15,497	13,053
OPERATING EXPENSES	16,419	2,610	30,615	4,970
(LOSS) INCOME FROM OPERATIONS	(8,102)	1,307	(15,118)	8,083
Interest expense	(94)	(157)	(114)	(381)
Other income (expense)	733	288	(1,948)	288
(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES	(7,463)	1,438	(17,180)	7,990
INCOME TAX EXPENSE	(50,009)	(553)	(48,534)	(1,283)
NET (LOSS) INCOME	(57,472)	885	(65,714)	6,707
LESS: INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	-	294	-	1,306
NET (LOSS) INCOME ATTRIBUTABLE TO TATTOOED CHEF, INC.	$(57,472)	$591	$(65,714)	$5,401

NET (LOSS) INCOME PER SHARE
Basic	$(0.70)	$0.02	$(0.81)	$0.19
Diluted	$(0.70)	$0.02	$(0.81)	$0.19
WEIGHTED AVERAGE COMMON SHARES
Basic	81,981,428	28,324,038	81,121,795	28,324,038
Diluted	81,981,428	28,324,038	81,258,427	28,324,038

OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX
Foreign currency translation adjustments	(210)	735	(101)	383
Total other comprehensive (loss) income, net of tax	(210)	735	(101)	383

Comprehensive (loss) income	(57,682)	1,620	(65,815)	7,090
Less: comprehensive income attributable to the noncontrolling interest	-	339	-	1,340
Comprehensive (loss) income attributable to Tattooed Chef, Inc. stockholders	$(57,682)	$1,281	$(65,815)	$5,750

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TATTOOED CHEF, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(in thousands, except share and per share information)

For the six months ended June 30, 2021

	Common		Common	Additional	Accumulated	Retained
	Stock	Treasury	Shares	Paid-In	Comprehensive	Earnings
	Shares	Shares	Amount	Capital	Income (Loss)	(Deficit)	Total
				(As Restated)		(As Restated)	(As Restated)
BALANCE AS OF JANUARY 1, 2021	71,551,067	(81,087)	$7	$168,448	$1	$63,598	$232,054

FOREIGN CURRENCY TRANSLATION ADJUSTMENT			-	-	(101)	-	(101)

DISTRIBUTIONS			-	-	-	(308)	(308)

STOCK-BASED COMPENSATION	-		-	3,766	-	-	3,766

NON-EMPLOYEE STOCK-BASED COMPENSATION	835,000		-	181	-	-	181

FORFEITURE OF STOCK-BASED AWARDS	(395,084)		-	(445)	-	-	(445)

CANCELLATION OF TREASURY SHARES	(81,087)	81,087	-	-	-	-	-

EXERCISE OF WARRANTS	10,028,772		1	63,433	-	-	63,434

NET LOSS	-	-	-	-	-	(65,714)	(65,714)

BALANCE AS OF JUNE 30, 2021	81,938,668	-	$8	$235,383	$(100)	$(2,424)	$232,867

For the three months ended June 30, 2021

	Common		Common	Additional	Accumulated
	Stock	Treasury	Shares	Paid-In	Comprehensive	Retained
	Shares	Shares	Amount	Capital	Income (Loss)	(Deficit)	Total
				(As Restated)		(As Restated)	(As Restated)
BALANCE AS OF APRIL 1, 2021	81,400,199	-	$8	$234,994	$110	$55,048	$290,160

FOREIGN CURRENCY TRANSLATION ADJUSTMENT	-		-	-	(210)	-	(210)

STOCK-BASED COMPENSATION	-		-	582	-	-	582

NON-EMPLOYEE STOCK-BASED COMPENSATION	835,000		-	181	-	-	181

FORFEITURE OF STOCK-BASED AWARDS	(300,000)		-	(445)	-	-	(445)

EXERCISE OF WARRANTS	3,469		-	71	-	-	71

NET LOSS	-	-	-	-	-	(57,472)	(57,472)

BALANCE AS OF JUNE 30, 2021	81,938,668	-	$8	$235,383	$(100)	$(2,424)	$232,867

For the six months ended June 30, 2020

	Redeemable	Common		Common	Additional	Accumulated	Retained
	Noncontrolling	Stock	Treasury	Shares	Paid-In	Comprehensive	Earnings	Noncontrolling
	Interest Amount	Shares	Shares	Amount	Capital	Income (Loss)	(Deficit)	Interests	Total
BALANCE AS OF JANUARY 1, 2020	$6,900	28,324,038	-	$3	$2,314	$(692)	$1,056	$256	$2,937

CAPITAL CONTRIBUTIONS		-	-	-	-	-	-	355	355

FOREIGN CURRENCY TRANSLATION ADJUSTMENT	-	-	-	-	-	349	-	34	383

DISTRIBUTIONS		-	-	-	-	-	(1,950)	-	(1,950)

ACCRETION OF REDEEMABLE NONCONTROLLING INTEREST TO REDEMPTION VALUE	36,277	-	-	-	(2,314)	-	(33,963)	-	(36,277)

NET INCOME	638	-	-	-	-	-	5,401	668	6,069

BALANCE AS OF JUNE 30, 2020	43,815	28,324,038	-	$3	$-	$(343)	$(29,456)	$1,313	$(28,483)

For the three months ended June 30, 2020

	Redeemable	Common		Common	Additional	Accumulated	Retained
	Noncontrolling	Stock	Treasury	Shares	Paid-In	Comprehensive	Earnings	Noncontrolling
	Interest Amount	Shares	Shares	Amount	Capital	Income (Loss)	(Deficit)	Interests	Total
BALANCE AS OF APRIL 1, 2020	$11,745	28,324,038	-	$3	$2,314	$(1,033)	$(3)	$1,198	$2,479

FOREIGN CURRENCY TRANSLATION ADJUSTMENT	-		-	-	-	690	-	45	735

DISTRIBUTIONS	-	-	-	-	-	-	(512)	-	(512)

ACCRETION OF REDEEMABLE NONCONTROLLING INTEREST TO REDEMPTION VALUE	31,846	-	-	-	(2,314)	-	(29,532)	-	(31,846)

NET INCOME	224	-	-	-	-	-	591	70	661

BALANCE AS OF JUNE 30, 2020	43,815	28,324,038	-	$3	$-	$(343)	$(29,456)	$1,313	$(28,483)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TATTOOED CHEF, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2021	2020
	(As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(65,714)	$6,707
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation and amortization	1,462	471
Bad debt expense	311	-
Accretion of debt financing costs	3	34
Revaluation of warrant liability	51	-
Unrealized forward contract loss	1,074	-
Stock compensation expense	3,502	-
Deferred taxes, net	47,549	-
Non-cash lease cost	44	-
Changes in operating assets and liabilities:
Accounts receivable	(2,320)	(6,222)
Inventory	(8,415)	(8,694)
Prepaid expenses and other assets	(3,613)	(503)
Accounts payable	(664)	9,118
Accrued expenses	1,922	732
Other current liabilities	436	829
Net cash (used in) provided by operating activities	(24,372)	2,472

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(10,140)	(4,156)
Acquisition of subsidiaries, net of cash acquired	(33,918)	-
Proceeds from sale of property, plant and equipment	-	36
Net cash used in investing activities	(44,058)	(4,120)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings in line of credit	2,093	4,468
Borrowings of notes payable to related parties	-	33
Repayments of notes payable to related parties	(42)	(644)
Borrowings of notes payable	1,168	29
Repayments of notes payable	(140)	(327)
Capital contributions	-	355
Proceeds from the exercise of warrants	73,957	-
Distributions	(308)	(1,888)
Net cash provided by financing activities	76,728	2,026

NET INCREASE IN CASH	8,298	378
EFFECT OF EXCHANGE RATE ON CASH	305	287

CASH AT BEGINNING OF PERIOD	131,579	4,537

CASH AT END OF PERIOD	$140,182	$5,202

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for
Interest	$100	$192
Income taxes	$249	$16
Noncash investing and financing activities
Distributions	$-	$1,950
Capital expenditures included in accounts payable	$776	$-

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

Revision of Previously Issued Financial Statements for Correction of Immaterial Errors

The Company identified errors in its previously issued annual financial statements that were determined to be individually, and in the aggregate, quantitatively and qualitatively immaterial based on its analysis of Staff Accounting Bulletin (“SAB”) No. 99, “Materiality,” and SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. These immaterial errors have been corrected in the accompanying consolidated balance sheet as of December 31, 2020, and the consolidated statements of operations and comprehensive income, stockholders’ equity for the three and six months ended June 30, 2020 and cash flows for the six months ended June 30, 2020. The nature of these error corrections is as follows:

●	In further consideration of the guidance in Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity, the Company concluded that a provision in the warrant agreement related to certain settlement methods specific to the Private Placement Warrants precludes the Private Placement Warrants from being accounted for as components of equity. As the Private Placement Warrants meet the definition of a derivative as contemplated in ASC 815, the Private Placement Warrants should have been recorded as derivative liabilities on the consolidated balance sheet and measured at fair value upon recognition on the Closing Date and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the consolidated statement of operations and comprehensive income in the period of change. Therefore, the Company concluded that it is appropriate to revise the classification of the Private Placement Warrants as of and for the year ended December 31, 2020.

●	The Company revised the accompanying consolidated balance sheet and statement of stockholders’ equity as of December 31, 2020 to reflect the correction of an immaterial error related to the presentation of 81,087 treasury shares. The treasury shares are now presented separately from common stock shares. This revision has an immaterial impact on the Company’s previously reported net income, earnings per share, or stockholders’ equity.

●	The Company revised the accompanying consolidated statements of equity and operations and comprehensive income for the year ended December 31, 2020 to reflect the correction of an immaterial error related to the grant of 825,000 stock awards to Harrison Co. (“Harrison”) on October 15, 2020 as consideration for advisory services provided by Harrison to facilitate the successful completion of the Transaction (see Note 18). The stock awards were fully vested on grant date, and therefore a weighted average 174,041 shares should have been included in basic and diluted outstanding shares when calculating earnings per share for the year ended December 31, 2020. In addition, the fair value of the stock awards issued in the amount of $20.54 million should have been included as a reduction to the “Reverse Recapitalization” line item and an increase by the same amount to the “Transaction costs, net of tax” line item. Both items are included within the Company’s additional paid-in capital for the year ended December 31, 2020. The Company also identified a $4.0 million deferred tax asset (with the corresponding offset to additional paid-in capital) that should have been recorded in connection with this grant. The revision has no impact on the Company’s previously reported net income but reduced the earnings per share for the year ended December 31, 2020. The impact of the tax consequences associated with the grant have been reflected in the balance sheet and statement of stockholders’ equity.

●	The Company revised the accompanying condensed consolidated statements of operations and comprehensive income for the period ended June 30, 2020 to reflect the correction of an immaterial error for amounts previously not reflected in the comprehensive income attributable to noncontrolling interest. This revision has no impact on the Company’s net income, retained earnings, or earnings per share.

●	The Company revised the accompanying condensed consolidated statements of stockholder’s equity (deficit) for the quarterly periods ended June 30, 2020 to reflect the correct presentation of accretion to redeemable noncontrolling interest within the statement of stockholders’ equity (deficit). This revision has no impact on the Company’s net income, retained earnings, or earnings per share.

●	The Company identified errors related to inventoriable costs and the classification of certain expense accounts that primarily impacted revenue, cost of goods sold and operating expenses.
●	The Company identified a classification error between accounts receivable and deferred revenue, which affected the balance sheet as of December 31, 2020

The following table summarizes the effect of the revision on each financial statement line item as of the dates, and for the periods ended, indicated:

(In thousands)	Consolidated Balance Sheet
	As
	Originally
As of December 31, 2020	Reported	Revisions	Re-classification*	As Revised
Accounts receivable	$17,991	$(1,710)	$-	$16,281
Inventory	38,660	(658)	-	38,002
Prepaid expenses and other current assets	18,240	176	-	18,416
TOTAL CURRENT ASSETS	206,470	(2,192)	-	204,278
Deferred income taxes, net	43,525	4,024	-	47,549
TOTAL ASSETS	266,683	1,832	-	268,515
Accounts payable	25,391	-	(1,316)	24,075
Accrued expenses	2,961	649	-	3,610
Deferred revenue	1,711	(1,711)	-	-
Other current liabilities	87	-	1,316	1,403
TOTAL CURRENT LIABILITIES	30,349	(1,062)	-	29,287
Warrant liabilities	-	5,184	-	5,184
TOTAL LIABILITIES	32,339	4,122	-	36,461
Additional paid-in capital	170,799	(2,351)	-	168,448
Retained earnings	63,537	61	-	63,598
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	234,344	(2,290)	-	232,054
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	266,683	1,832	-	268,515

(In thousands, except EPS)	Condensed Consolidated
	Statements of Operations and Comprehensive Income
	As Originally
For the three months ended June 30, 2020	Reported	Revisions	As Revised
Revenue	$34,764	$3	$34,767
Cost of goods sold	31,019	(169)	30,850
Gross profit	3,745	172	3,917
Operating expense	2,068	542	2,610
Income from operations	1,677	(370)	1,307
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	1,808	(370)	1,438
Net income (loss)	1,255	(370)	885
LESS: INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	339	(45)	294
NET INCOME (LOSS) ATTRIBUTABLE TO TATTOOED CHEF, INC.	916	(325)	591
Basic net income (loss) per share	0.03	(0.01)	0.02
Diluted net income (loss) per share	0.03	(0.01)	0.02

Comprehensive income	$1,990	(370)	$1,620
Less: income (loss) attributable to the noncontrolling interest	45	294	339
Comprehensive income attributable to Tattooed Chef, Inc. stockholders	$1,945	(664)	$1,281

(In thousands, except EPS)	Condensed Consolidated
	Statements of Operations and Comprehensive Income
	As
For the six months ended June 30, 2020	Originally Reported	Revisions	As Revised
Revenue	$67,934	$5	$67,939
Cost of goods sold	54,946	(60)	54,886
Gross profit	12,988	65	13,053
Operating expense	4,458	512	4,970
Income from operations	8,530	(447)	8,083
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	8,437	(447)	7,990
Net income (loss)	7,154	(447)	6,707
LESS: INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	1,361	(55)	1,306
NET INCOME (LOSS) ATTRIBUTABLE TO TATTOOED CHEF, INC.	5,793	(392)	5,401
Basic net income (loss) per share	0.20	(0.01)	0.19
Diluted net income (loss) per share	0.20	(0.01)	0.19

Comprehensive income	$7,537	(447)	$7,090
Less: income (loss) attributable to the noncontrolling interest	34	1,306	1,340
Comprehensive income attributable to Tattooed Chef, Inc. stockholders	$7,503	(1,753)	$5,750

(In thousands)	Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
For the three months ended June 30, 2020	As originally reported	Revisions	As revised

Redeemable noncontrolling interest beginning balance	$11,785	(40)	$11,745
Net income in redeemable noncontrolling interest	269	(45)	224
Redeemable noncontrolling interest ending balance	43,900	(85)	43,815
Additional paid-in capital - Accretion of redeemable noncontrolling interest to redemption value	-	(2,314)	(2,314)
Additional paid-in capital ending balance	2,314	(2,314)	-
Retained earnings beginning balance	273	(276)	(3)
Retained earnings - Accretion of redeemable noncontrolling interest to redemption value	-	(29,532)	(29,532)
Net income in retained earnings	916	(325)	591
Retained earnings ending balance	677	(30,133)	(29,456)
Total Stockholders’ equity beginning balance	2,755	(276)	2,479
Total Stockholders’ equity ending balance	3,964	(32,447)	(28,483)

(In thousands)	Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
For the six months ended June 30, 2020	As originally reported	Revisions	As revised

Redeemable noncontrolling interest beginning balance	$6,930	(30)	$6,900
Net income in redeemable noncontrolling interest	693	(55)	638
Redeemable noncontrolling interest ending balance	43,900	(85)	43,815
Additional paid-in capital - Accretion of redeemable noncontrolling interest to redemption value	-	(2,314)	(2,314)
Additional paid-in capital ending balance	2,314	(2,314)	-
Retained earnings beginning balance	1,265	(209)	1,056
Retained earnings - Accretion of redeemable noncontrolling interest to redemption value	(4,431)	(29,532)	(33,963)
Net income in retained earnings	5,793	(392)	5,401
Retained earnings ending balance	677	(30,133)	(29,456)
Total Stockholders’ equity beginning balance	3,146	(209)	2,937
Total Stockholders’ equity ending balance	3,964	(32,447)	(28,483)

(In thousands)	Condensed Consolidated Statements of Cash Flows
For the six months ended June 30, 2020	As originally reported	Revisions	As revised
Cash Flows from Operating Activities:
Net income	$7,154	(447)	$6,707
Adjustments to reconcile net income (loss) to net cash from operating activities:
Inventory	(9,141)	447	(8,694)
Net cash (used in) provided by operating activities	2,472	-	2,472

Restatement of Previously Issued Financial Statements

In connection with the preparation of the consolidated financial statements as of and for the year ended December 31, 2021 included in the Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2022, the Company identified errors related to (i) deferred tax assets resulting from the reverse recapitalization transaction that occurred in 2020 and related valuation allowance; (ii) classification among accounts receivable and deferred revenue; and (iii) other immaterial previously uncorrected adjustments. Amounts depicted as “As Restated” throughout the accompanying condensed consolidated financial statements and footnotes include the impact of the restatement, as well as the impact of the adoption of ASC 842, Leases as of January 1, 2021 to the quarter and six months ended June 30, 2021. See Note 24 to the consolidated financial statements and Item 8 of the Form 10-K as aforementioned.

The table below sets forth the condensed consolidated financial statements, including as originally reported, the impacts resulting from ASC 842 adoption, the adjustments resulting from the restatement, the reclassification, and the as restated balances for the quarterly period ended June 30, 2021 (in thousands):

(in thousands, Unaudited)	Condensed consolidated balance sheet
As of June 30, 2021	As Reported	Adoption of ASC 842	Adjustments	Re-classification	As Restated
Accounts receivable, net	$23,018	-	(1,163)	-	$21,855
Inventory	50,818	-	(1,232)	-	49,586
Prepaid expenses and other current assets	8,592	(28)	-	-	8,564
TOTAL CURRENT ASSETS	222,610	(28)	(2,395)	-	220,187
Property, plant and equipment, net	39,231	(2,918)	-	-	36,313
Operating lease right-of-use asset, net	-	5,659	-	-	5,659
Finance lease right-of-use asset, net	-	5,726	-	-	5,726
Goodwill	19,351	(1,378)	-	-	17,973
Other assets	1,947	(1,444)	-	-	503
TOTAL ASSETS	$283,345	5,617	(2,395)	-	$286,567
Accounts payable	29,269	-	-	(19)	29,250
Notes payable, current portion	405	-	2,917	-	3,322
Deferred revenue	950	-	(950)	-	-
Finance lease liabilities, current	2,917	-	(2,917)	-	-
Operating lease liabilities, current	-	1,155	-	-	1,155
Other current liabilities	1,840	(57)	(1)	19	1,801
TOTAL CURRENT LIABILITIES	44,066	1,098	(951)	-	44,213
Operating lease, net of current portion	-	4,548	-	-	4,548
TOTAL LIABILITIES	49,005	5,646	(951)	-	53,700
Additional paid in capital	231,359	-	4,024	-	235,383
Retained earnings	3,073	(29)	(5,468)	-	(2,424)
Total equity	234,340	(29)	(1,444)	-	232,867
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$283,345	5,617	(2,395)	-	$286,567

(in thousands except per share amounts, Unaudited)	Condensed consolidated statements of operations and comprehensive income (loss)
For Three Months Ended June 30, 2021	As Reported	Adoption of ASC 842	Adjustments	As Restated
REVENUE	$50,716	-	(446)	$50,270
COST OF GOODS SOLD	42,750	-	(797)	41,953
GROSS PROFIT	7,966	-	351	8,317
OPERATING EXPENSES	15,900	22	497	16,419
(LOSS) INCOME FROM OPERATIONS	(7,934)	(22)	(146)	(8,102)
Other (expense) income	817	-	(84)	733
(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES	(7,211)	(22)	(230)	(7,463)
INCOME TAX EXPENSE	(45,985)	-	(4,024)	(50,009)
NET (LOSS) INCOME	(53,196)	(22)	(4,254)	(57,472)
NET (LOSS) INCOME ATTRIBUTABLE TO TATTOOED CHEF, INC.	$(53,196)	(22)	(4,254)	$(57,472)
Basic net (loss) income per share	(0.65)	-	(0.05)	(0.70)
Diluted net (loss) income per share	(0.65)	-	(0.05)	(0.70)
Comprehensive (loss) income	(53,406)	(22)	(4,254)	(57,682)
Comprehensive (loss) income attributable to Tattooed Chef, Inc. stockholders	$(53,406)	(22)	(4,254)	$(57,682)

(in thousands except per share amounts, Unaudited)	Condensed consolidated statements of operations and comprehensive income (loss)
For Six Months Ended June 30, 2021	As Reported	Adoption of ASC 842	Adjustments	As Restated
REVENUE	$103,398	-	(659)	$102,739
COST OF GOODS SOLD	89,534	-	(2,292)	87,242
GROSS PROFIT	13,864	-	1,633	15,497
OPERATING EXPENSES	28,816	29	1,770	30,615
(LOSS) INCOME FROM OPERATIONS	(14,952)	(29)	(137)	(15,118)
Other (expense) income	(1,772)	-	(176)	(1,948)
(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES	(16,838)	(29)	(313)	(17,180)
INCOME TAX EXPENSE	(44,510)	-	(4,024)	(48,534)
NET (LOSS) INCOME	(61,348)	(29)	(4,337)	(65,714)
NET (LOSS) INCOME ATTRIBUTABLE TO TATTOOED CHEF, INC.	$(61,348)	(29)	(4,337)	$(65,714)
Basic net (loss) income per share	(0.76)	-	(0.05)	(0.81)
Diluted net (loss) income per share	(0.76)	-	(0.05)	(0.81)
Comprehensive (loss) income	(61,449)	(29)	(4,337)	(65,815)
Comprehensive (loss) income attributable to Tattooed Chef, Inc. stockholders	$(61,449)	(29)	(4,337)	$(65,815)

(in thousands, Unaudited)	Condensed consolidated statements of stockholders’ equity
For Three Months Ended June 30, 2021	As Reported	Adjustments	As Restated
Additional Paid-In Capital beginning balance	$230,970	4,024	$234,994
Additional Paid-In Capital ending balance	231,359	4,024	235,383
Retained earnings (Deficit) beginning balance	56,269	(1,221)	55,048
Net loss in retained earnings (Deficit)	(53,196)	(4,276)	(57,472)
Retained earnings (Deficit) ending balance	3,073	(5,497)	(2,424)
Total Stockholders’ equity beginning balance	287,357	2,515	289,872
Total Stockholders’ equity ending balance	234,340	(1,473)	232,867

(in thousands, Unaudited)	Condensed consolidated statements of stockholders’ equity
For Six Months Ended June 30, 2021	As Reported	Adjustments	As Restated
Additional Paid-In Capital beginning balance	$164,423	4,024	$168,447
Additional Paid-In Capital ending balance	231,359	4,024	235,383
Retained earnings (Deficit) beginning balance	64,729	(1,131)	63,598
Net loss in retained earnings (Deficit)	(61,348)	(4,366)	(65,714)
Retained earnings (Deficit) ending balance	3,073	(5,497)	(2,424)
Total Stockholders’ equity beginning balance	229,160	2,893	232,053
Total Stockholders’ equity ending balance	234,340	(1,473)	232,867

(in thousands, Unaudited)	Condensed consolidated statements of cash flows
For Six Months Ended June 30, 2021	As Reported	Adoption of ASC 842	Adjustments	Re-classification	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(61,348)	(29)	(4,337)	-	$(65,714)
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation and amortization	1,448	14	-	-	1,462
Deferred taxes, net	43,525	-	4,024	-	47,549
Non-cash lease cost	-	44	-	-	44
Changes in operating assets and liabilities:		-	-	-	-
Accounts receivable	(1,772)	-	(548)	-	(2,320)
Inventory	(8,988)	-	573	-	(8,415)
Prepaid expenses and other assets	(3,641)	28	-	-	(3,613)
Accounts payable	(1,961)	-	-	1,297	(664)
Accrued expenses	2,571	-	(649)	-	1,922
Deferred revenue	(761)	-	761	-	-
Other current liabilities	1,614	(57)	176	(1,297)	436
Net cash used in operating activities	(24,372)	-	-	-	(24,372)

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

Revenue Recognition (As Restated). The Company recognizes revenue in accordance with ASC Topic 606. The Company’s principal business is the manufacturing of plant-based foods including, but not limited to, acai and smoothie bowls, zucchini spirals, riced cauliflower, vegetable bowls and cauliflower crust pizza primarily in the United States and Italy. Revenue recognition is determined by (a) identifying the contract, or contracts, with a customer; (b) identifying the performance obligation in each contract; (c) determining the transaction price; and (d) allocating the transaction price to the performance obligation in each contract; and (e) recognizing revenue when, or as, the Company satisfies performance obligations by transferring the promised goods or services. Each unit of product delivered is determined as a separate performance obligation and in the event there are more than one unit of a product ordered, there will be multiple performance obligations satisfied under the same contract. When control of the promised products and services are transferred to the Company’s customers, the Company recognizes revenue in the amount that reflects the consideration the Company expects to receive in exchange for these products and services.

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

Sales and Marketing Expenses (As Restated). The Company expenses costs associated with sales and marketing as incurred. Sales and marketing expenses were $8.18 million and $1.59 million for the three months ended June 30, 2021 and 2020, respectively, and $14.83 million and $2.80 million for the six months ended June 30, 2021 and 2020, respectively. Sales and marketing expenses are included in operating expenses in the condensed consolidated statements of operations and comprehensive income (loss).

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

Income Taxes (As restated). As part of the process of preparing its condensed consolidated financial statements, the Company is required to estimate its provision for income taxes in each of the tax jurisdictions in which it conducts business, in accordance with the Income Tax Topic 740 of the ASC (“ASC 740”). The Company computes its annual tax rate based on the statutory tax rates and tax planning opportunities available to it in the various jurisdictions in which it earns income. Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. A valuation allowance is provided when it is more likely than not that some portion or all of the net deferred tax assets will not be realized. The factors used to assess the likelihood of realization include the Company’s forecast of the reversal of temporary differences, future taxable income, and available tax planning strategies that could be implemented to realize the net deferred tax assets. Failure to achieve forecasted taxable income in applicable tax jurisdictions could affect the ultimate realization of deferred tax assets and could result in an increase in the Company’s effective tax rate on future earnings. Based on our assessment, we recognized a valuation allowance on our deferred tax assets of $51.24 million in the second quarter of 2021.

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

Three customers accounted for 78% and 86% of the Company’s revenue during the three months ended June 30, 2021 and 2020, respectively.

Customer	2021	2020

Customer C	29%	38%
Customer A	37%	35%
Customer B	12%	13%

Three customers accounted for 84% and 86% of the Company’s revenue during the six months ended June 30, 2021 and 2020, respectively.

Customer	2021	2020

Customer C	35%	39%
Customer A	38%	32%
Customer B	11%	15%

Customers accounting for more than 10% of the Company’s accounts receivable as of June 30, 2021 and December 31, 2020 were:

	June 30,	December 31,
Customer	2021	2020
Customer A	25%	24%
Customer B	*	10%
Customer C	34%	53%

*	Customer B accounted for less than 10% of accounts receivable as of June 30, 2021. However, Customer B accounted for 10% as of December 31, 2020 and as such was included in the disclosure above for comparison purposes.

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

Long-lived assets consist of property, plant and equipment - net and other non-current assets. The geographic location of long-lived assets is as follows:

	June 30,	December 31,
Definite Lived Intangible Assets (in thousands)	2021	2020
Italy	$-	$-
United States - tradenames	206	-
Total	$206	$-

Remaining
Definite Lived Intangible Assets	useful life
Description:
Tradenames	2

Long Lived Assets (in thousands)	June 30, 2021	December 31, 2020
	(As Restated)
Italy	$16,132	$9,113
United States	20,181	6,970
Total	$36,313	$16,083

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

2.	RECENT ACCOUNTING PRONOUNCEMENTS (As restated for the adoption of ASC 842)

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02” or “Topic 842”). The purpose of ASU 2016-02 is to provide financial statement users a better understanding of the amount, timing, and uncertainty of cash flows arising from leases. The adoption of ASU 2016-02 resulted in the recognition of a right-of-use asset and a lease liability for all leases. New disclosure requirements included qualitative and quantitative information about the amounts recorded in the financial statements. The original guidance required application on a modified retrospective basis with adjustments to the earliest comparative period presented. In August 2018, the FASB issued ASU No. 2018-11, “Targeted Improvements to ASC 842,” which included an option to not restate comparative periods in transition and elect to use the effective date of ASU No. 2016-02 as the date of initial application, which the Company elected. As the Company will loses EGC status as of December 31, 2021, the Company was required to apply the provisions of ASU 2016-02 beginning with the annual reporting period ended December 31, 2021 with an effective date as of January 1, 2021. Accordingly, these financial statements have been adjusted to reflect the adoption of Topic 842. See Note 13.

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

There were no Redeemable Noncontrolling Interest for the three and six months ended June 30, 2021. Changes in the carrying value of the Redeemable Noncontrolling Interest were as follows for the three months ended June 30, 2020:

Amount
Redeemable Noncontrolling Interest as of April 1, 2020	$11,745
Net income attributable to redeemable noncontrolling interest	224
Accretion to redeemable noncontrolling interest	31,846
Redeemable Noncontrolling Interest as of June 30, 2020	$43,815

Changes in the carrying value of the Redeemable Noncontrolling Interest were as follows for the six months ended June 30, 2020:

Amount
Redeemable Noncontrolling Interest as of January 1, 2020	$6,900
Net income attributable to redeemable noncontrolling interest	638
Accretion to redeemable noncontrolling interest	36,277
Redeemable Noncontrolling Interest as of June 30, 2020	$43,815

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

Revenue streams for the three months ended June 30, 2021 (as restated) and 2020 were as follows:

	2021		2020
Revenue Streams (in thousands)	Revenue	% Total	Revenue	% Total
	(As Restated)
Tattooed Chef	$32,798	65%	$20,390	59%
Private Label	17,136	34%	14,261	40%
Other revenues	336	1%	116	1%
Total	$50,270		$34,767

Revenue streams for the six months ended June 30, 2021 (as restated) and 2020 were as follows:

	2021		2020
Revenue Streams (in thousands)	Revenue	% Total	Revenue	% Total
	(As Restated)
Tattooed Chef	$68,640	67%	$38,254	56%
Private Label	33,448	32%	29,151	43%
Other revenues	651	1%	534	1%
Total	$102,739		$67,939

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

6.	INVENTORY

Inventory consists of the following (in thousands):

	June 30,	December 31,
	2021	2020
	(As Restated)
Raw materials	$18,041	$16,534
Work-in-process	4,659	5,040
Finished goods	23,164	13,424
Packaging	3,722	3,004
Total	$49,586	$38,002

7.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

The following table provides additional information related to the Company’s prepaid expenses and other current assets (in thousands):

	June 30,	December 31,
	2021	2020
	(As Restated)
Prepaid advertising expenses	$4,958	$-
Prepaid expenses, other	1,853	1,897
Tax credits	1,699	1,884
Warrants receivable (see Note 17)	-	13,542
Other current assets	54	1,093
Total	$8,564	$18,416

8.	PROPERTY, PLANT, AND EQUIPMENT, NET

Property, plant and equipment consists of the following (In thousands):

	June 30, 2021	December 31, 2020
	(As Restated)
Building	$4,872	$2,574
Leasehold improvements	3,806	2,106
Machinery and equipment	26,285	12,526
Computer equipment	265	187
Furniture and fixtures	162	109
Land	771	-
Construction in progress	5,190	1,533
	41,351	19,035
Less: accumulated depreciation	(5,038)	(2,952)
Property, plant, and equipment, net	$36,313	$16,083

The Company recorded depreciation expense for the six months ended June 30, 2021 and 2020 of $1.43 million and $0.46 million, respectively. The Company recorded depreciation expense for three months ended June 30, 2021 and 2020 of $0.88 million and $0.23 million, respectively.

9.	INTANGIBLE ASSETS, NET

Intangible assets consist of the following as of (in thousands):

	June 30,	December 31,
	2021	2020
Tradenames	$220	$-
Less: accumulated amortization	(14)	-
Net	$206	$-

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

Estimated future amortization expense for the definite-lived intangible assets is as follows (in thousands):

Six months ended December 31, 2021	$55
2022	110
2023	41
Total	$206

10.	BUSINESS COMBINATION AND ASSET PURCHASES (As Restated)

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

Under the acquisition method of accounting, the assets acquired and liabilities assumed by the Company in connection with the NMFD Transaction are initially recorded at their respective fair values. The Company made an election under Section 338(h)(10) to treat the NMFD Transaction as an asset acquisition for income tax purposes, which allows for any goodwill recognized to be tax deductible and amortized over a 15-year statutory life. The Company considered the potential impact to the depreciation and amortization expense as a result of the fair values assigned to the acquired assets. The excess of the purchase price over the fair value of assets acquired and liabilities assumed of approximately $17.97 million is recorded as goodwill.

Transaction costs of $0.47 million were incurred in relation to the acquisition of which $0.07 million pertained to reimbursement of costs incurred by the sellers and included as part of the purchase consideration. The remaining $0.40 million is recorded to operating expense within the consolidated condensed statement of operations for the three months and the six months ended June 30, 2021.

The following table summarizes the provisional fair value of assets acquired and liabilities assumed as of the date of acquisition:

Amount (As Restated)
Purchase consideration	$34,091
Assets acquired and liabilities assumed
Cash	$173
Accounts receivable	3,567
Inventory	2,267
Prepaid expenses and other current assets	122
Operating lease, ROU asset	207
Property, plant and equipment	9,819
Finance lease, ROU assets *	5,749
Other noncurrent assets	29
Intangible assets – tradenames	220
Accounts payable	(2,833)
Accrued expenses	(78)
Operating lease liability	(207)
Note payable *	(2,917)
Goodwill	17,973
Total assets acquired and liabilities assumed	$34,091

*	In December 2015 (prior to the NMFD and Karsten Acquisition), NMFD and Karsten entered into an agreement to purchase an industrial revenue bond (“IRB”) issued by Bernalillo County, New Mexico (“Bernalillo”) to be used to finance the costs of the constructing, renovating and equipping of the manufacturing plant and concurrently, assigned ownership of the manufacturing plant including building and land (“Property”) to Bernalillo as consideration for the purchase of the IRB, as well as entered into a lease agreement to lease the Property from Bernalillo (“Lease”). The Lease provides NMFD the option to purchase the Property for $1 following the payoff of the Lease. The sale of the Property to Bernalillo and concurrent leaseback of the Property in December 2015 did not meet the sale-leaseback accounting requirements as a result of NMFD’s and Karsten’s continuous involvement with the Property and thus, the IRB was not recorded as a sale but as a financing obligation, with the Property remaining on NMFD’s financial statements. The Lease and the IRB have the same counterparty, therefore a right of offset exists so long as NMFD continues to make rent payments under the terms of the Lease.

On May 14, 2021, the balance of the IRB asset and the lease obligation to Bernalillo were $2.92 million and $2.92 million, respectively. Upon the acquisition of NMFD and Karsten, the Company received all rights and assumed obligations related to the IRB, the Property and the Lease. Under business combination accounting literature and prior to the adoption of ASC 842, the transaction involving the IRB and the Lease should not be reassessed and, therefore, the failed sale-leaseback accounting should be reflected in the Company’s purchase accounting. There were no changes to the right of offset as a result of the acquisition and, thus, the lease obligation was offset against the IRB asset and is presented net on the Company’s consolidated balance sheet with no impact to the consolidated operations of income or consolidated cash flow statements. The leased assets are accounted for as a right of use (“ROU”) asset under ASC 842 and the fair value of the ROU asset was determined to be $5.7 million. As such, the lease for the land and the building will be presented on the consolidated balance sheet as an ROU asset of $5.7 million. The Note payable bears interest at 3.8% and has a maturity date of December 29, 2025. The note payable balance is reflected at the present value of future principal payments. The Company recognized the entire balance as a current liability due to noncompliance with certain financing covenants. See Note 16.

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

The following unaudited pro forma financial information presents the combined results of operations for each of the periods presented as if the NMFD Transaction had occurred as of January 1, 2020 (As Restated).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands except share and per share amounts, Unaudited)	2021	2020	2021	2020
	(As Restated)		(As Restated)
Net Revenue - pro forma combined	$54,579	$40,578	$115,666	$80,366
Net (Loss) Income - pro forma combined	(57,505)	308	(65,815)	5,692
Weighted Average Shares:
Basic	81,981,428	28,324,038	81,121,795	28,324,038
Diluted	81,981,428	28,324,038	81,258,427	28,324,038
Net Income (Loss) per Share:
Basic	$(0.70)	$0.01	$(0.81)	$0.20
Diluted	$(0.70)	$0.01	$(0.81)	$0.20

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

The fair values of the Company’s derivative instruments classified as Level 2 financial instruments and the line items within the accompanying condensed consolidated balance sheets to which they were recorded are summarized as of June 30, 2021 and December 31, 2020, follows (in thousands):

		June 30,	December 31,
	Balance Sheet Line Item	2021	2020
Derivatives not designated as hedging instruments:		(As Restated)
Foreign currency derivatives	Prepaid expenses and other current assets	$-	$1,042
Foreign currency derivatives	Forward contract derivative liability	(935)	-
Total		$(935)	$1,042

The effect on the accompanying condensed consolidated statements of operations and comprehensive income (loss) of derivative instruments not designated as hedges is summarized as follows (in thousands):

		Three months	Six months
		ended	ended
	Line Item in Statements	June 30,	June 30,
	of Operations	2021	2021
Derivatives not designated as hedging instruments:		(As Restated)	(As Restated)
Foreign currency derivatives	Other income (expense)	$1,023	$(1,978)
Total		$1,023	$(1,978)

		Three months	Six months
		ended	ended
	Line Item in Statements	June 30,	June 30,
	of Operations	2020	2020
Derivatives not designated as hedging instruments:
Foreign currency derivatives	Other income (expense)	$288	$288
Total		$288	$288

Unrealized and realized gains on forward currency derivatives for the three months ended June 30, 2021 and 2020 were $1.02 million and $0.29 million, respectively. Unrealized and realized (losses) gains on forward currency derivatives for the six months ended June 30, 2021 and 2020 were $(1.98) million and $0.29 million, respectively. The Company has notional amounts of $45.68 million and $45.60 million on outstanding derivatives as of June 30, 2021 and December 31, 2020, respectively.

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

The following table provides quantitative information regarding the inputs to the fair value measurement of the Private Placement Warrants as of each measurement date:

	October 15,
	2020
	(Initial	December 31,	June 30,
Input	Measurement)	2020	2021
Risk-free interest rate	0.32%	0.34%	0.72%
Expected term (years)	5	4.79	4.30
Expected volatility	35.00%	35.00%	45.00%
Exercise price	$11.50	$11.50	$11.50
Fair value of warrants	$13.85	$12.72	$12.23

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

As of June 30, 2021, the Company’s primary leasing activities were related to office space, production and storage facilities and certain Company vehicles and equipment. In connection with the NMFD acquisition in May 2021, the Company assumed several operating leases and a finance lease (the “Karsten Lease”) (see Note 10). The Karsten Lease provides the Company the option to purchase the leased facility for $1.00 (one dollar) following the payoff of the lease obligation balance. The leased facility was accounted for as a finance lease ROU asset in connection with the NMFD Transaction under ASC 842 (see Note 10).

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

The components of lease costs are as follows:

		Three months	Six months
(in thousands)	Statement of Operations Location	Ended June 30, 2021
Operating leases:
Lease cost	Cost of goods sold	$237	$391
Lease cost	Operating expenses	68	135
Operating lease cost		305	526
Finance leases:
Amortization of right-of use assets	Operating expenses	23	23
Interest on IRB lease note payable	Interest expenses	13	13
Finance lease cost		36	36
Other:
Variable lease cost	Cost of goods sold	382	843
Variable lease cost	Operating expenses	4	4
Variable lease cost*		386	847
Total lease cost		$727	$1,409

*	Variable lease cost primarily consists of month to month rent, charges based on usage and maintenance.

The Company’s rent expense amounted to $0.46 million and $0.96 million for the three months and six months ended June 30, 2020, respectively.

Supplemental balance sheet information as of June 30, 2021 related to leases are as follows:

		June 30,
(in thousands)		2021
Assets	Balance Sheet Location
ROU assets-Finance lease**	Finance lease right-of-use asset, net	$5,749
Less: accumulated amortization	Finance lease right-of-use asset, net	(23)
Finance lease right-of-use assets, net	Finance lease right-of-use asset, net	5,726
ROU assets-Operating lease	Operating lease right-of-use assets	6,077
Less: accumulated amortization	Operating lease right-of-use assets	(418)
Operating lease right-of-use assets, net	Operating lease right-of-use assets	5,659
Total Lease ROU assets		$11,385
Liabilities
Current:
Operating lease liabilities, current	Operating lease liabilities, current	$(1,155)
Finance lease liability**	**	(2,887)
Long term:
Operating lease liabilities, noncurrent	Operating lease liabilities, noncurrent	(4,548)
Total Lease liabilities		$(8,590)

**	The finance lease ROU asset and liability under an IRB arrangement were acquired and assumed through NMFD acquisition (see Note 11). The finance lease liability was offset with IRB assets. The amounts of the finance lease liability and IRB assets were the same as the balance of note payable (see Note 16).

Supplemental cash flow information related to leases was as follows:

Six months ended
June 30,
(in thousands)	2021
Operating cash flows paid for operating leases	$(383)
Financing cash flows paid for note payable related to IRB lease	(30)

Non-cash investing and financing activities:
ROU assets obtained in exchange for lease obligations:
Operating lease	1,914

The following table represents the weighted-average remaining lease term and discount rates for operating lease as of June 30, 2021:

	Operating Leases	Finance Leases
Weighted-average remaining lease term (years)	7.93	4.00
Weighted-average discount rate	4.0%-5.3%	3.8%

The following table reconciles the undiscounted future lease payments for operating leases to the operating leases recorded in the condensed consolidated balance sheet at June 30, 2021:

(in thousands)	Operating Leases
Six months ended December 31, 2021	$660
2022	1,272
2023	1,051
2024	758
2025	738
2026 and thereafter	2,544
Total lease payments	$7,023
Less imputed interest	1,320
Present value of future lease payments	$5,703
Current Lease liabilities	1,155
Noncurrent Lease liabilities	4,548

14.	ACCRUED EXPENSES

The following table provides additional information related to the Company’s accrued expenses as of (in thousands):

	June 30,	December 31,
	2021	2020
Accrued customer incentives	$2,545	$1,524
Accrued payroll	1,867	1,471
Accrued commission	1,138	108
Other accrued expenses	60	507
Total	$5,610	$3,610

15.	INCOME TAXES

The following table presents the provision for income taxes and the effective tax rate for the three months ended June 30, 2021 and June 30, 2020 (in thousand):

	June 30,	June 30,
	2021	2020
	(As Restated)
Income tax expense	$50,009	$553
Effective tax rate	(670)%	38%

The following table presents the provision for income taxes and the effective tax rate for the six months ended June 30, 2021 and June 30, 2020 (in thousand):

	June 30,	June 30,
	2021	2020
	(As Restated)
Income tax expense	$48,534	$1,283
Effective tax rate	(283)%	16%

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

On the basis of this evaluation, as of June 30, 2021, primarily because in the current period we achieved three years of cumulative pretax loss, management determined that there is sufficient negative evidence to conclude that it is more likely than not that the net deferred tax asset of $51.24 million recorded as of June 30 2021 will not be realizable. The Company therefore recorded a valuation allowance for this amount as a discrete item during the three months ended June 30, 2021.

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

16.	INDEBTEDNESS

Debt consisted of the following (in thousands):
	June 30,	December 31,
	2021	2020
	(As Restated)
Notes payable	$6,046	$2,101
Notes payable to related parties (Note 19)	25	66
Revolving credit facility	2,115	22
Total debt	8,186	2,189
Less: current portion	(5,462)	(199)

Total long-term portion – net	$2,724	$1,990

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

The revolving line of credit has an arrangement associated with it wherein all collections from collateralized receivables are deposited into a collection account and applied to the outstanding balance of the line of credit on a daily basis. The funds in the collection account are earmarked for payment towards the outstanding line of credit and given the Company’s obligation to pay off the outstanding balance on a daily basis. The balances, $2.12 million and $0.02 million, are classified as a current liability on the Company’s condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020, respectively.

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

In connection with the NMFD Transaction in May 2021 (see Note 10), the Company assumed a note payable in the amount of $2.92 million. The note payable bears interest at 3.8% per annum and has a maturity date of December 29, 2025. Under the note payable, NMFD must maintain a minimum fixed charge coverage ratio of 1.20:1.00, assessed semi-annually as of June 30th and December 31st of each calendar year beginning December 31, 2021, and the Company must, on a consolidated basis, maintain a funded debt to EBITDA ratio not to exceed four to one, tested semi-annually as of June 30 and December 31, with the first test to begin June 30, 2021. The outstanding balance of the note payable was $2.92 million and classified as a current liability due to noncompliance with above financing covenants as of June 30, 2021.

Future minimum principal payments due on the notes payable, including notes payable to related parties, for periods subsequent to June 30, 2021 are as follows (in thousands) (As Restated):

Six months ended December 31, 2021	$2,420
2022	3,221
2023	416
2024	423
2025	279
2026	132
Thereafter	1,295
Total	$8,186

17.	STOCKHOLDERS’ EQUITY

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

The following schedule discloses the components of the Company’s changes in other comprehensive income attributable to noncontrolling interest for the three months ended June 30, 2020 (in thousands):

2020
Net income attributable to noncontrolling interest in Ittella Italy	$70
Net income attributable to noncontrolling interest in Ittella International	224
Increase in noncontrolling interest due to foreign currency translation	45

Change in net comprehensive income attributable to noncontrolling interest for the three months ended June 30	$339

As discussed in Note 3, all noncontrolling interest were converted into Myjojo (Delaware)’s common shares which were subsequently exchanged for the Company’s common shares in the Transaction.

The following schedule discloses the components of the Company’s changes in other comprehensive income attributable to noncontrolling interest for the six months ended June 30, 2020 (in thousands):

2020
Net income attributable to noncontrolling interest in Ittella Italy	$668
Net income attributable to noncontrolling interest in Ittella International	638
Increase in noncontrolling interest due to foreign currency translation	34

Change in net comprehensive income attributable to noncontrolling interest for the six months ended June 30	$1,340

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

As discussed in Note 1, Forum completed a business combination, which is one of the trigger events for exercisability of the Warrants.

Warrant activity is as follows:
		Private
	Public	Placement
	Warrants	Warrants
Issued and outstanding as of October 15, 2020	20,000,000	655,000
Exercised	(5,540,316)	(247,423)
Issued and outstanding as of December 31, 2020	14,459,684	407,577
Exercised	(14,459,684)	(226,510)
Issued and outstanding as of June 30, 2021	-	181,067

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

Compensation expense is recorded on a straight-line basis over the vesting period, which is the requisite service period, beginning on the grant date. The compensation expense is based on the fair value of each option grant using the Black-Scholes option pricing model. During the three and six months ended June 30, 2022, the Company recorded in the aggregate $0.58 million and $1.05 million, respectively, of share-based compensation expense related to stock options, which is included in SG&A expenses in the Company’s consolidated statements of operations. As of June 30, 2021 and December 31, 2020, the Company had stock-based compensation expense of $6.50 million and $5.65 million, respectively, related to unvested stock options not yet recognized that are expected to be recognized over an estimated weighted average period of approximately three years.

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

There was no director restricted stock activity under the plan for the three months ended June 30, 2021. Director restricted stock activity under the Plan for the six months ended June 30, 2021 is as follows:

	Employee Director		Non-Employee Director
	Awards		Awards
		Weighted-		Weighted-
	Number of	Average	Number of	Average
	Shares	Fair Value	Shares	Fair Value
Balance at December 31, 2020	-	$-	-	$-
Granted	-	-	15,216	18.93
Vested	-	-	(15,216)	18.93
Forfeited	-	-	-	-
Non-vested restricted stock at June 30, 2021	-	$-	-	$-

Non-director employee and consultant restricted stock activity under the Plan for the three months ended June 30, 2021 is as follows:

	Employee Awards		Non-Employee Awards
		Weighted-		Weighted-
	Number of	Average	Number of	Average
	Shares	Fair Value	Shares	Fair Value
Balance at March 31, 2021	325,500	$24.10	-	$-
Granted	-	-	10,000	18.15
Vested	-	-	(10,000)	18.15
Forfeited	(325,500)	24.69	-	-
Non-vested restricted stock at June 30, 2021	-	$-	-	$-

Non-director employee and consultant restricted stock activity under the Plan for the six months ended June 30, 2021 is as follows:

	Employee Awards		Non-Employee Awards
		Weighted-		Weighted-
	Number of	Average	Number of	Average
	Shares	Fair Value	Shares	Fair Value
Balance at December 31, 2020	400,000	$24.28	100,000	$24.69
Granted	30,416	23.65	110,000	18.89
Vested	(4,916)	24.28	(110,000)	18.89
Forfeited	(425,500)	24.62	(100,000)	24.69
Non-vested restricted stock at June 30, 2021	-	$-	-	$-

The fair value of consultant (non-employee) performance shares vested was approximately $0 and $1.90 million for the three and six months ended June 30, 2021, respectively. The fair value of employee restricted stock awards vested (net with forfeited) was approximately $(0.44) million and $0.08 million for the three and six months ended June 30, 2021, respectively. The fair value of non-employee restricted stock awards vested was $0.18 million and $0.47 million for the three and six months ended June 30, 2021, respectively.

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

The Company leases office property in San Pedro, California from Deluna Properties, Inc., a company owned by Salvatore Galletti. Rent expense was $0.05 million and $0.02 million for the three months ended June 30, 2021 and 2020, respectively. Rent expense was $0.08 million and $0.03 million for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, under the adoption of ASC 842, the Company recorded $2.10 million of operating lease right-of-use asset and $2.13 million of operating lease liabilities in relation to this lease.

The Company entered into a credit agreement with Salvatore Galletti for a $1.20 million revolving line of credit in January 2007. Monthly interest payments were accrued at 4.75% above the Prime Rate on any outstanding balance. In addition, the Company agreed to pay Salvatore Galletti 0.67% per month of the full amount of the revolving credit line, regardless of whether the Company has borrowed against the line of credit. For the six months ended June 30, 2021 and 2020, respectively, zero amount of the fees have been paid to the lender. This agreement originally expired on December 31, 2011, which was amended from time to time and extended to December 31, 2024. The outstanding balance of the line of credit was $0 million at both of June 30, 2021 and December 31, 2020.

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

The following is the summary of basic and diluted EPS for the three months ended June 30, 2021 and 2020 (in thousands, except for share and per share amounts):

	2021	2020
Numerator	(As Restated)
Net Income (Loss) attributable to Tattooed Chef, Inc.	$(57,472)	$591
Dilutive Net Income (Loss) attributable to Tattooed Chef, Inc.	(57,472)	591
Denominator
Weighted average common shares outstanding	81,981,428	28,324,038
Weighted average diluted shares outstanding	81,981,428	28,324,038
Earnings per share
Basic	$(0.70)	$0.02
Diluted	$(0.70)	$0.02

The following have been excluded from the calculation of diluted earnings per share as the effect of including them would have been anti-dilutive for the three-months ended June 30, 2021 and 2020 (in thousands):

	2021	2020
Stock options	445	-
Warrants	75	-
Restricted stock awards	25
Total	545	-

The following is the summary of basic and diluted EPS for the six months ended June 30, 2021 and 2020 (in thousands, except for share and per share amounts):

	2021	2020
Numerator	(As Restated)
Net Income (Loss) attributable to Tattooed Chef, Inc.	$(65,714)	$5,401
Dilutive Net Income (Loss) attributable to Tattooed Chef, Inc.	(65,811)	5,401
Denominator
Weighted average common shares outstanding	81,121,795	28,324,038
Effect of potentially dilutive securities related to Warrants	136,632	-
Weighted average diluted shares outstanding	81,258,427	28,324,038
Earnings per share
Basic	$(0.81)	$0.19
Diluted	$(0.81)	$0.19

The following have been excluded from the calculation of diluted earnings per share as the effect of including them would have been anti-dilutive for the six months ended June 30, 2021 and 2020:

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

Results of Operations (As Restated)
	Three Months Ended
	June 30,
(in thousands)	2021	2020
	(As Restated)
Net revenue	$50,270	$34,767
Cost of goods sold	(41,953)	(30,850)
Gross profit	8,317	3,917
Net (loss) income	(57,472)	885
Freight and container costs	6,700	4,815
Promotional expenses	2,973	-
Marketing expenses	2,897	22
Professional services	3,605	100

	Six Months Ended
	June 30,
(in thousands)	2021	2020
	(As Restated)
Net revenue	$102,739	$67,939
Cost of goods sold	(87,242)	(54,886)
Gross profit	15,497	13,053
Net (loss) income	(65,714)	6,707
Freight and container costs	15,773	9,443
Promotional expenses	4,906	-
Marketing expenses	5,532	35
Professional services	4,828	190

For the three months and six months ended June 30, 2021, we had net losses of $57.47 million and $65.71 million, respectively. By comparison for the three and six months ended June 30, 2020, we had net income of $0.89 million and $6.71 million, respectively. Results for the three months ended June 30, 2021 include an income tax expense of $50.01 million primarily due to the valuation allowance to the deferred tax asset, freight and container expenses of $6.70 million (13.33% of revenue), promotional expenses of $2.97 million, marketing expenses of $2.90 million, and professional services (including legal and accounting) of $3.61 million, compared to freight and container expenses of $4.82 million (13.85% of revenue), promotional expenses of $0, marketing expenses of $0.02 million, and professional services (including legal and accounting) of $0.10 million for the three months ended June 30, 2020. Results for the six months ended June 30, 2021 include an income tax expense of $48.53 million primarily due to the valuation allowance to the deferred tax asset, freight and container expenses of $15.77 million (15.35% of revenue), promotional expenses of $4.91 million, marketing expenses of $5.53 million, and professional services (including legal and accounting) of $4.83 million, compared to freight and container expenses of $9.44 million (13.90% of revenue), promotional expenses of $0, marketing expenses of $0.04 million, and professional services (including legal and accounting) of $0.19 million for the six months ended June 30, 2020.

The decrease from net income during the 2020 periods to net losses during the 2021 periods is due to a number of factors, including significant increases in (i) income tax expense for the period, primarily attributable to the $51.24 million valuation allowance for our deferred tax assets, (ii) operating expenses resulting from being a public reporting company during the 2021 periods, (iii) freight and container costs, and (iv) promotional and marketing expenses to help build brand awareness and increase market share for the “Tattooed Chef” brand. The inflationary increases in freight and container costs from 2020 to 2021 show an increase of 1.45% when freight and container costs are taken as a percentage of revenue for the six month periods ended June 30.

We at times must contend with inflationary factors throughout our supply chain, which can lead to downward pressure on our gross margin due to price sensitivity on the part of our customers, which prevents us from recouping cost increases through price increases in certain cases.

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

Revenue increased by $15.50 million, or 44.59%, to $50.27 million for the three months ended June 30, 2021 and by $34.80 million, or 51.22%, to $102.74 million for the six months ended June 30, 2021, from $34.77 million for the three months ended June 30, 2020 and $67.94 million for the six months ended June 30, 2020. The increase in revenue is primarily due to growth in sales of our “Tattooed Chef” branded products. For the three months ended June 30, 2021, we had $32.80 million of sales of “Tattooed Chef” branded products and $17.14 million of sales of private label products, compared to $20.39 million and $14.26 million, respectively, during the same period in 2020. For the six months ended June 30, 2021, we had $68.64 million in sales of “Tattooed Chef” branded products and $33.45 million of private label products, compared to $38.25 million and $29.15 million, respectively, during the same period in 2020.

Cost of goods sold increased by $11.10 million, or 35.99%, to $41.95 million for the three months ended June 30, 2021 and by $32.36 million, or 58.95% to $87.24 million for the six months ended June 30, 2021, from $30.85 million for the three months ended June 30, 2020 and $54.89 million for the six months ended June 30, 2020. The increase is primarily due to the increase in sales volume and the increases in freight and container costs due to inflation. As a percentage of revenue, cost of goods sold decreased during the three-month period compared to 2020 and increased during the six-month period. Freight and container costs increased as a percentage of revenue by 1.45% for the six-month period ended June 30, 2021 compared to the same period in 2020.

Gross profit increased by $4.40 million, or 112.33%, to $8.32 million for the three months ended June 30, 2021 and by $2.44 million, or 18.72% to $15.50 million for the six months ended June 30, 2021, from $3.92 million for the three months ended June 30, 2020 and $13.05 million for the six months ended June 30, 2020. The increase is primarily due to increased Tattooed Chef sales volume, improved production capacities, and our ability to take advantage of economies of scale, partially offset by an increase in cost of goods sold due largely to freight and container cost increases as described above.

Gross margin for the three months ended June 30, 2021 was 16.54% and for the six months ended June 30, 2021 was 15.08%, as compared to 11.27% for the three months ended June 30, 2020 and 19.21% for the six months ended June 30, 2020. The increase for the three months ended June 30, 2021 is primarily due to increased Tattooed Chef sales volume and improved production capacity. The decrease in margin during the six months ended June 30, 2021 is attributable to the building out of our infrastructure to support the current and expected growth in operations, as well as increases in raw materials, packaging, and freight and container costs due to inflation.

Operating expenses for the three months ended June 30, 2021 increased by $13.81 million, or 529.08%, to $16.42 million and for the six months ended June 30, 2021 increased by $25.65 million, or 516.00%, to $30.62 million, compared to $2.61 million for the three months ended June 30, 2020 and $4.97 million for the six months ended June 30, 2020. The increase for the three months ended June 30, 2021 is primarily due to promotional expenses of $2.97 million, marketing expenses of $2.90 million, professional services (including legal and accounting) of $3.61 million, compared to promotional expenses of $0, marketing expenses of $0.02 million, and professional services (including legal and accounting) of $0.10 million for the three months ended June 30, 2020. The increase for the six months ended June 30, 2021 is primarily due to promotional expenses of $4.91 million, marketing expenses of $5.53 million, professional services (including legal and accounting) of $4.83 million and stock compensation expense of $3.50 million, compared to promotional expenses of $0, marketing expenses of $0.04 million, professional services (including legal and accounting) of $0.19 million and stock compensation expense of $0 for the six months ended June 30, 2020. We expect overall operating expenses to decrease over time as a percentage of revenue as many relatively fixed operating expenses will be spread over increasing revenue, but expect freight and container costs to remain high (relative to historical) as a percentage of revenue for the foreseeable future. We are also heavily investing in the Tattooed Chef brand in order to increase distribution, raise brand awareness, and drive sales in the new stores that are launching our products.

Adjusted EBITDA was negative $5.77 million for the three months ended June 30, 2021 and negative $9.34 million for the six months ended June 30, 2021, compared to positive $1.59 million for the three months ended June 30, 2020 and positive $8.56 million for the six months ended June 30, 2020. The decline in Adjusted EBITDA was primarily due to public company accounting costs that were not present during the 2020 periods, as well as significant increases in promotional expenses, marketing expenses, professional services, and freight and container costs discussed above.

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

The following table provides a reconciliation from net income to Adjusted EBITDA for the three months ended June 30, 2021 (as restated) and the three months ended June 30, 2020:

	Three Months Ended
	June 30,
(in thousands)	2021 (As Restated)	2020
Net (loss) income	$(57,472)	$885
Interest	94	157
Income tax expense	50,009	553
Depreciation and amortization	896	278
EBITDA	(6,473)	1,873
Adjustments
Stock compensation expense	318	-
Gain on foreign currency forward contracts	(1,023)	(288)
Loss on warrant remeasurement	371	-
NMFD acquisition	714	-
Esogel S.R.L. and Ferdifin S.p.A asset acquisition	12	-
UMB ATM transaction	22	-
Total Adjustments	414	(288)
Adjusted EBITDA	$(6,059)	$1,585

The following table provides a reconciliation from net income to Adjusted EBITDA for the six months ended June 30, 2021 (as restated) and the six months ended June 30, 2020:

	Six Months Ended
	June 30,
(in thousands)	2021 (As Restated)	2020
Net (loss) income	$(65,714)	$6,707
Interest	114	381
Income tax expense	48,534	1,283
Depreciation and amortization	1,448	471
EBITDA	(15,618)	8,842
Adjustments
Stock compensation expense	3,502	-
Loss (Gain) on foreign currency forward contracts	1,978	(288)
Loss on warrant remeasurement	51	-
NMFD acquisition	714
Esogel S.R.L. and Ferdifin S.p.A asset acquisition	12
UMB ATM transaction	22	-
Total Adjustments	6,279	(288)
Adjusted EBITDA	$(9,339)	$8,554

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

Operating Activities (As Restated)

For the six months ended June 30, 2021, net cash used in operating activities was $24.37 million, primarily driven by the net loss of $65.71 million, adjusted for non-cash items primarily included net change in deferred taxes of $47.5 million, stock compensation expense of $3.50 million, unrealized forward contract loss of $1.07 million, and depreciation expense of $1.46 million. The net loss is largely due to the income tax valuation allowance recorded as of period end. Additionally, there have also been increased costs compared to prior years, including promotional expenses of $4.91 million, marketing expenses of $5.53 million, and professional services (including legal and accounting) of $4.83 million. Working capital usage has also increased largely due to a $2.32 million increase in accounts receivable due to increased revenue, a $8.42 million increase in inventory, a $3.61 million increase in prepaid expenses and other current assets and offset a $1.69 million decrease in accounts payable, accrued expenses and other current liabilities.

For the six months ended June 30, 2020, we realized net income of $6.71 million. Net cash provided by operating activities was $2.47 million due to a $10.68 million increase in accounts payable, accrued expenses and other current liabilities, partially offset by a $6.22 million increase in accounts receivable due to increased revenue, a $8.70 million increase in inventory to meet anticipated growth in sales. During this period, non-cash items included depreciation expense of $0.47 million related to capital expenditures to build new lines in the Italy facility, as well as additional freezer space in the California facility. There were capital expenditures to build new lines in the Italy facility, as well as additional freezer space in the California facility.

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

For the six months ended June 30, 2020, net cash provided by financing activities was approximately $2.03 million primarily attributable to a $3.56 million increase in our borrowings under our credit facility to support working capital requirements to fund growth, partially offset by $1.89 million in tax distributions to stockholders.

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