Form 10-Q/A
period 2021-09-30
Tattooed Chef, Inc.
filed 2022-05-02
CIK 1741231

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

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange on
Title of each class	Trading Symbol(s)	which registered
Common stock, par value $0.0001 per share	TTCF	The Nasdaq Stock Market LLC

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

Explanatory Note

This Amendment No. 1 to Quarterly Report on Form 10-Q/A (this “Form 10-Q/A”) amends and restates certain items noted below in the Quarterly Report on Form 10-Q of Tattooed Chef, Inc. (the “Company”) for the quarter ended September 30, 2021, as originally filed with the Securities and Exchange Commission (the “SEC”) on November 22, 2021 (the “Original Filing”). This Form 10-Q/A amends the Original Filing to reflect (1) the correction of errors related to (i) deferred tax assets resulting from the reverse recapitalization transaction that occurred in 2020 and related valuation allowance; (ii) classification among accounts receivable and deferred revenue; and (iii) other immaterial previously uncorrected adjustments and (2) the retrospective adoption of ASC 842, Leases, to the quarter ended September 30, 2021 because the Company adopted ASC 842 in the fourth quarter of 2021 with an effective date of January 1, 2021.

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

TATTOOED CHEF, INC.

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2021

TABLE OF CONTENTS

		Page

PART I – FINANCIAL INFORMATION		1

Item 1.	Financial Statements	1

	Condensed Consolidated Balance Sheets as of September 30, 2021 (As Restated) (Unaudited) and December 31, 2020	1

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2021 (As Restated) (Unaudited) and 2020 (Unaudited)	2

	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Three and Nine Months Ended September 30, 2021 (As Restated) (Unaudited) and 2020 (Unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the Nine Months September 30, 2021 (As Restated) (Unaudited) and 2020 (Unaudited)	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	43

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	49

Item 4.	Controls and Procedures	49

PART II – OTHER INFORMATION		51

Item 1.	Legal Proceedings	51

Item 1A.	Risk Factors	51

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	51

Item 3.	Defaults Upon Senior Securities	51

Item 4.	Mine Safety Disclosures	51

Item 5.	Other Information	51

Item 6.	Exhibits	52

SIGNATURES		53

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

TATTOOED CHEF, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except for par value and share information)

	September 30, 2021	December 31, 2020
	(As Restated)
ASSETS
CURRENT ASSETS
Cash	$129,476	$131,579
Accounts receivable, net	23,155	16,281
Inventory	45,271	38,002
Prepaid expenses and other current assets	8,217	18,416
TOTAL CURRENT ASSETS	206,119	204,278
Property, plant and equipment, net	36,769	16,083
Operating lease right-of-use asset, net	5,766	-
Finance lease right-of-use asset, net	5,683	-
Intangible assets, net	179	-
Deferred taxes	-	47,549
Goodwill	17,973	-
Other assets	287	605
TOTAL ASSETS	$272,776	$268,515

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	23,641	24,075
Accrued expenses	4,880	3,610
Line of credit	3,317	22
Notes payable to related parties, current portion	7	66
Notes payable, current portion	3,263	111
Forward contract derivative liability	1,652	-
Operating lease liabilities, current	1,203	-
Other current liabilities	844	1,403
TOTAL CURRENT LIABILITIES	38,807	29,287
Warrant liability	1,343	5,184
Operating lease, net of current portion	4,622	-
Notes payable, net of current portion	2,627	1,990
TOTAL LIABILITIES	$47,399	$36,461
COMMITMENTS AND CONTINGENCIES (See Note 20)

STOCKHOLDERS’ EQUITY
Preferred stock - $0.0001 par value; 10,000,000 shares authorized, none issued and outstanding at September 30, 2021 and December 31, 2020	-	-
Common shares- $0.0001 par value; 1,000,000,000 shares authorized; 81,982,392 shares issued and outstanding at September 30, 2021, 71,551,067 shares issued and 71,469,980 shares outstanding at December 31, 2020	8	7
Treasury stock- 0 shares at June 30, 2021, 81,087 shares at December 31, 2020	-	-
Additional paid in capital	237,247	168,448
Accumulated other comprehensive income (loss)	(908)	1
Retained (deficit) earnings	(10,970)	63,598
TOTAL STOCKHOLDERS’ EQUITY	225,377	232,054

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$272,776	$268,515

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TATTOOED CHEF, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS) (Unaudited)

(in thousands, except share and per share information)

	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
	(As Restated)		(As Restated)
NET REVENUE	$58,355	$40,964	$161,094	$108,903
COST OF GOODS SOLD	52,836	36,733	140,078	91,619
GROSS PROFIT	5,519	4,231	21,016	17,284
OPERATING EXPENSES	13,687	7,620	44,302	12,590
(LOSS) INCOME FROM OPERATIONS	(8,168)	(3,389)	(23,286)	4,694
Interest expense	(45)	(188)	(159)	(569)
Other (expense) income	(588)	825	(2,536)	1,113
(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES	(8,801)	(2,752)	(25,981)	5,238
INCOME TAX BENEFIT (EXPENSE)	255	(493)	(48,279)	(1,776)
NET (LOSS) INCOME	(8,546)	(3,245)	(74,260)	3,462
LESS: INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	-	(158)	-	1,148
NET (LOSS) INCOME ATTRIBUTABLE TO TATTOOED CHEF, INC.	$(8,546)	$(3,087)	$(74,260)	$2,314

NET (LOSS) INCOME PER SHARE
Basic	$(0.10)	$(0.11)	$(0.91)	$0.08
Diluted	$(0.10)	$(0.11)	$(0.91)	$0.08
WEIGHTED AVERAGE COMMON SHARES
Basic	81,957,170	28,324,038	81,404,348	28,324,038
Diluted	82,011,216	28,324,038	81,548,673	28,324,038

OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX
Foreign currency translation adjustments	(808)	(584)	(909)	(201)
Total other comprehensive (loss) income, net of tax	(808)	(584)	(909)	(201)

Comprehensive (loss) income	(9,354)	(3,829)	(75,169)	3,261
Less: comprehensive income attributable to the noncontrolling interest	-	(101)	-	1,239
Comprehensive (loss) income attributable to Tattooed Chef, Inc. stockholders	$(9,354)	$(3,728)	$(75,169)	$2,022

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TATTOOED CHEF, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(in thousands, except share and per share information)

For the three months ended September 30, 2021

	Common		Common	Additional	Accumulated	Retained
	Stock	Treasury	Shares	Paid-In	Comprehensive	Earnings
	Shares	Shares	Amount	Capital	Income (Loss)	(Deficit)	Total
				(As Restated)		(As Restated)	(As Restated)
BALANCE AS OF JULY 1, 2021	81,938,668	-	$8	$235,383	$(100)	$(2,424)	$232,867

FOREIGN CURRENCY TRANSLATION ADJUSTMENT	-	-	-	-	(808)	-	(808)

STOCK-BASED COMPENSATION	-	-	-	733	-	-	733

NON-EMPLOYEE STOCK-BASED COMPENSATION	4,918	-	-	109	-	-	109

EXERCISE OF WARRANTS	38,806	-	-	1,022	-	-	1,022

NET LOSS	-	-	-	-	-	(8,546)	(8,546)

BALANCE AS OF SEPTEMBER 30, 2021	81,982,392	-	$8	$237,247	$(908)	$(10,970)	$225,377

For the nine months ended September 30, 2021

	Common		Common	Additional	Accumulated	Retained
	Stock	Treasury	Shares	Paid-In	Comprehensive	Earnings
	Shares	Shares	Amount	Capital	Income (Loss)	(Deficit)	Total
				(As Restated)		(As Restated)	(As Restated)
BALANCE AS OF JANUARY 1, 2021	71,551,067	(81,087)	$7	$168,448	$1	$63,598	$232,054

FOREIGN CURRENCY TRANSLATION ADJUSTMENT	-	-	-	-	(909)	-	(909)

DISTRIBUTIONS	-	-	-	-	-	(308)	(308)

STOCK-BASED COMPENSATION	-	-	-	4,499	-	-	4,499

NON-EMPLOYEE STOCK-BASED COMPENSATION	839,918	-	-	290	-	-	290

FORFEITURE OF STOCK-BASED AWARDS	(395,084)	-	-	(445)	-	-	(445)

CANCELLATION OF TREASURY SHARES	(81,087)	81,087	-	-	-	-	-

EXERCISE OF WARRANTS	10,067,578	-	1	64,455	-	-	64,456

NET LOSS	-	-	-	-	-	(74,260)	(74,260)

BALANCE AS OF SEPTEMBER 30, 2021	81,982,392	-	$8	$237,247	$(908)	$(10,970)	$225,377

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

For the three months ended September 30, 2020

	Redeemable
	Noncontrolling	Common		Common	Additional	Accumulated	Retained
	Interest	Stock	Treasury	Shares	Paid-In	Comprehensive	Earnings	Noncontrolling
	Amount	Shares	Shares	Amount	Capital	Income (Loss)	(Deficit)	Interests	Total
BALANCE AS OF JULY 1, 2020	$43,815	28,324,038	-	$3	$-	$(343)	$(29,456)	$1,313	$(28,483)

FOREIGN CURRENCY TRANSLATION ADJUSTMENT	-	-	-	-	-	(641)	-	57	(584)

DISTRIBUTIONS	-	-	-	-	-	-	(4,280)	-	(4,280)

ACCRETION OF REDEEMABLE NONCONTROLLING INTEREST TO REDEMPTION VALUE	442	-	-	-	-	-	(442)	-	(442)

NET INCOME	(440)	-	-	-	-	-	(3,087)	282	(2,805)

BALANCE AS OF SEPTEMBER 30, 2020	43,817	28,324,038	-	$3	$-	$(984)	$(37,265)	$1,652	$(36,594)

For the nine months ended September 30, 2020

	Redeemable
	Noncontrolling	Common		Common	Additional	Accumulated	Retained
	Interest	Stock	Treasury	Shares	Paid-In	Comprehensive	Earnings	Noncontrolling
	Amount	Shares	Shares	Amount	Capital	Income (Loss)	(Deficit)	Interests	Total
BALANCE AS OF JANUARY 1, 2020	$6,900	28,324,038	-	$3	$2,314	$(692)	$1,056	$256	$2,937

CAPITAL CONTRIBUTIONS	-	-	-	-	-	-	-	355	355

FOREIGN CURRENCY TRANSLATION ADJUSTMENT	-	-	-	-	-	(292)	-	91	(201)

DISTRIBUTIONS	-	-	-	-	-	-	(6,230)	-	(6,230)

ACCRETION OF REDEEMABLE NONCONTROLLING INTEREST TO REDEMPTION VALUE	36,719	-	-	-	(2,314)	-	(34,405)	-	(36,719)

NET INCOME	198	-	-	-	-	-	2,314	950	3,264

BALANCE AS OF SEPTEMBER 30, 2020	43,817	28,324,038	-	$3	$-	$(984)	$(37,265)	$1,652	$(36,594)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TATTOOED CHEF, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES	(As Restated)
Net (loss) income	$(74,260)	$3,462
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,553	693
Bad debt expense	539	-
Accretion of debt financing costs	4	34
Revaluation of warrant liability	(158)	-
Unrealized forward contract loss	2,342	(728)
Stock compensation expense	4,344	-
Deferred taxes, net	47,549	-
Non-cash lease cost	59	-

Changes in operating assets and liabilities:
Accounts receivable	(3,847)	(7,702)
Inventory	(4,099)	(9,502)
Prepaid expenses and other assets	(3,051)	(229)
Accounts payable	(6,554)	13,746
Accrued expenses	1,192	1,630
Other current liabilities	262	416
Net cash (used in) provided by operating activities	(33,125)	1,820

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(13,048)	(5,957)
Acquisition of subsidiaries, net of cash acquired	(33,918)	-
Proceeds from sale of property, plant and equipment	-	36
Net cash used in investing activities	(46,966)	(5,921)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings in line of credit	3,295	9,657
Borrowings of notes payable to related parties	-	32
Repayments of notes payable to related parties	(59)	(644)
Borrowings of notes payable	1,168	28
Repayments of notes payable	(296)	(512)
Capital contributions	-	355
Proceeds from the exercise of warrants	74,316	-
Distributions	(308)	(5,613)
Net cash provided by financing activities	78,116	3,303

NET DECREASE IN CASH	(1,975)	(798)

EFFECT OF EXCHANGE RATE ON CASH	(128)	(557)

CASH AT BEGINNING OF PERIOD	$131,579	$4,537

CASH AT END OF PERIOD	$129,476	$3,182

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for
Interest	$145	$237
Income taxes	$759	$16
Noncash investing and financing activities

Distributions	$-	$617
Capital expenditures included in accounts payable	$1,049	$-

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

Revision of Previously Issued Financial Statements for Correction of Immaterial Errors.

The Company identified errors in its previously issued annual financial statements that were determined to be individually, and in the aggregate, quantitatively and qualitatively immaterial based on its analysis of Staff Accounting Bulletin (“SAB”) No. 99, “Materiality,” and SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. These immaterial errors have been corrected in the accompanying consolidated balance sheet as of December 31, 2020, and the consolidated statements of operations and comprehensive income, stockholders’ equity for the three and six months ended June 30, 2020 and cash flows for the six months ended June 30, 2020. The nature of these error corrections is as follows:

●	In further consideration of the guidance in Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity, the Company concluded that a provision in the warrant agreement related to certain settlement methods specific to the Private Placement Warrants precludes the Private Placement Warrants from being accounted for as components of equity. As the Private Placement Warrants meet the definition of a derivative as contemplated in ASC 815, the Private Placement Warrants should have been recorded as derivative liabilities on the consolidated balance sheet and measured at fair value upon recognition on the Closing Date and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the consolidated statement of operations and comprehensive income in the period of change. Therefore, the Company concluded that it is appropriate to revise the classification of the Private Placement Warrants as of and for the year ended December 31, 2020.

●	The Company revised the accompanying consolidated balance sheet and statement of stockholders’ equity as of December 31, 2020 to reflect the correction of an immaterial error related to the presentation of 81,087 treasury shares. The treasury shares are now presented separately from common stock shares. This revision has an immaterial impact on the Company’s previously reported net income, earnings per share, or stockholders’ equity.

●	The Company revised the accompanying consolidated statements of equity and operations and comprehensive income for the year ended December 31, 2020 to reflect the correction of an immaterial error related to the grant of 825,000 stock awards to Harrison Co. (“Harrison”) on October 15, 2020 as consideration for advisory services provided by Harrison to facilitate the successful completion of the Transaction (see Note 18). The stock awards were fully vested on grant date, and therefore a weighted average 174,041 shares should have been included in basic and diluted outstanding shares when calculating earnings per share for the year ended December 31, 2020. In addition, the fair value of the stock awards issued in the amount of $20.54 million should have been included as a reduction to the “Reverse Recapitalization” line item and an increase by the same amount to the “Transaction costs, net of tax” line item. Both items are included within the Company’s additional paid-in capital for the year ended December 31, 2020. The Company also identified a $4.0 million deferred tax asset (with the corresponding offset to additional paid-in capital) that should have been recorded in connection with this grant. The revision has no impact on the Company’s previously reported net income but reduced the earnings per share for the year ended December 31, 2020. The impact of the tax consequences associated with the grant have been reflected in the balance sheet and statement of stockholders’ equity.

●	The Company revised the accompanying condensed consolidated statements of operations and comprehensive income for the period ended September 30, 2020 to reflect the correction of an immaterial error for amounts previously not reflected in the comprehensive income attributable to noncontrolling interest. This revision has no impact on the Company’s net income, retained earnings, or earnings per share.

●	The Company identified errors related to inventoriable costs and the classification of certain expense accounts that primarily impacted revenue, cost of goods sold and operating expenses.
●	The Company identified a classification error between accounts receivable and deferred revenue, which affected the balance sheet as of December 31, 2020.

The following table summarizes the effect of the revision on each financial statement line item as of the dates, and for the periods ended, indicated:

(In thousands)	Consolidated Balance Sheet
As of December 31, 2020	As Originally Reported	Revisions	Re- classification	As Revised
Accounts receivable	$17,991	$(1,710)	$-	$16,281
Inventory	38,660	(658)	-	38,002
Prepaid expenses and other current assets	18,240	176	-	18,416
TOTAL CURRENT ASSETS	206,470	(2,192)	-	204,278
Deferred income taxes, net	43,525	4,024	-	47,549
TOTAL ASSETS	266,683	1,832	-	268,515
Accounts payable	25,391	-	(1,316)	24,075
Accrued expenses	2,961	649	-	3,610
Deferred revenue	1,711	(1,711)	-	-
Other current liabilities	87	-	1,316	1,403
TOTAL CURRENT LIABILITIES	30,349	(1,062)	-	29,287
Warrant liabilities	-	5,184	-	5,184
TOTAL LIABILITIES	32,339	4,122	-	36,461
Additional paid-in capital	170,799	(2,351)	-	168,448
Retained earnings	63,537	61	-	63,598
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	234,344	(2,290)	-	232,054
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	266,683	1,832	-	268,515

	Condensed Consolidated Statements of
(In thousands, except EPS)	Operations and Comprehensive Income
	As Originally
For the three months ended September 30, 2020	Reported	Revisions	As Revised
Revenue	$40,962	$2	$40,964
Cost of goods sold	37,180	(447)	36,733
Gross profit	3,782	449	4,231
Operating expense	7,187	433	7,620
Loss from operations	(3,405)	16	(3,389)
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(2,768)	16	(2,752)
INCOME TAX BENEFIT (EXPENSE)	(492)	(1)	(493)
Net income (loss)	(3,260)	15	(3,245)
LESS: INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(160)	2	(158)
NET INCOME (LOSS) ATTRIBUTABLE TO TATTOOED CHEF, INC.	(3,100)	13	(3,087)
Basic net loss per share	(0.11)	-	(0.11)
Diluted net loss per share	(0.11)	-	(0.11)
Comprehensive income	(3,844)	15	(3,829)
Less: income (loss) attributable to the noncontrolling interest	57	(158)	(101)
Comprehensive income attributable to Tattooed Chef, Inc. stockholders	(3,901)	173	(3,728)

	Condensed Consolidated Statements of
(In thousands, except EPS)	Operations and Comprehensive Income
	As Originally
For the nine months ended September 30, 2020	Reported	Revisions	As Revised
Revenue	$108,896	$7	$108,903
Cost of goods sold	92,126	(507)	91,619
Gross profit	16,770	514	17,284
Operating expense	11,645	945	12,590
Income from operations	5,125	(431)	4,694
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	5,669	(431)	5,238
Net income (loss)	3,894	(432)	3,462
LESS: INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	1,201	(53)	1,148
NET INCOME (LOSS) ATTRIBUTABLE TO TATTOOED CHEF, INC.	2,693	(379)	2,314
Basic net income per share	0.10	(0.02)	0.08
Diluted net income per share	0.10	(0.02)	0.08
Comprehensive income	3,693	(432)	3,261
Less: income (loss) attributable to the noncontrolling interest	91	1,148	1,239
Comprehensive income attributable to Tattooed Chef, Inc. stockholders	3,602	(1,580)	2,022

(In thousands)	Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
For the three months ended September 30, 2020	As originally reported	Revisions	As revised

Redeemable noncontrolling interest beginning balance	$43,900	(85)	$43,815
Net income in redeemable noncontrolling interest	(442)	2	(440)
Redeemable noncontrolling interest ending balance	43,900	(83)	43,817
Retained earnings beginning balance	(28,853)	(603)	(29,456)
Net income in retained earnings	(3,100)	13	(3,087)
Retained earnings ending balance	(36,675)	(590)	(37,265)
Total Stockholders’ equity beginning balance	(27,882)	(601)	(28,483)
Total Stockholders’ equity ending balance	(36,006)	(588)	(36,594)

(In thousands)	Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
For the nine months ended September 30, 2020	As originally reported	Revisions	As revised

Redeemable noncontrolling interest beginning balance	$6,930	(30)	$6,900
Net income in redeemable noncontrolling interest	251	(53)	198
Redeemable noncontrolling interest ending balance	43,900	(83)	43,817
Retained earnings beginning balance	1,265	(209)	1,056
Net income in retained earnings	2,693	(379)	2,314
Retained earnings ending balance	(36,675)	(590)	(37,265)
Total Stockholders’ equity beginning balance	3,146	(209)	2,937
Total Stockholders’ equity ending balance	(36,006)	(588)	(36,594)

(In thousands)	Condensed Consolidated Statements of Cash Flows
	As Originally
For the nine months ended September 30, 2020	Reported	Revisions	As revised
Cash Flows from Operating Activities:
Net income	$3,894	$(432)	$3,462
Changes in operating assets and liabilities:
Inventory	(9,934)	432	(9,502)
Net cash provided by operating activities	1,820	-	1,820

Restatement of Previously Issued Financial Statements

In connection with the preparation of the consolidated financial statements as of and for the year ended December 31, 2021 included in the Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2022, the Company identified errors related to (i) deferred tax assets resulting from the reverse recapitalization transaction that occurred in 2020 and related valuation allowance; (ii) classification among accounts receivable and deferred revenue; and (iii) other immaterial previously uncorrected adjustments. Amounts depicted as “As Restated” throughout the accompanying condensed consolidated financial statements and footnotes include the impact of the restatement, as well as the impact of the adoption of ASC 842, Leases as of January 1, 2021 to the quarter and nine months ended September 30, 2021. See Note 24 to the consolidated financial statements and Item 8 of the Form 10-K as aforementioned.

The table below sets forth the condensed consolidated financial statements, including as originally reported, the impacts resulting from ASC 842 adoption, the adjustments from the restatement, the reclassification, and the as restated balances for the quarterly period ended September 30, 2021 (in thousands):

	Condensed consolidated balance sheet
As of September 30, 2021 (in thousands, Unaudited)	As Reported	Adoption of ASC 842	Adjustments	As Restated
Accounts receivable, net	$24,469	-	(1,314)	$23,155
Prepaid expenses and other current assets	8,256	(39)	-	8,217
TOTAL CURRENT ASSETS	207,472	(39)	(1,314)	206,119
Property, plant and equipment, net	39,669	(2,900)	-	36,769
Operating lease right-of-use asset, net	-	5,766	-	5,766
Finance lease right-of-use asset, net	-	5,683	-	5,683
Goodwill	19,351	(1,378)	-	17,973
Other assets	1,731	(1,444)	-	287
TOTAL ASSETS	$268,402	5,688	(1,314)	$272,776
Notes payable, current portion	400	-	2,863	3,263
Deferred revenue	634	-	(634)	-
Forward contract derivative liability	1,788	-	(136)	1,652
Finance lease liabilities, current	2,863	-	(2,863)	-
Operating lease liabilities, current	-	1,203	-	1,203
Other current liabilities	911	(67)	-	844
TOTAL CURRENT LIABILITIES	38,441	1,136	(770)	38,807
Operating lease, net of current portion	-	4,622	-	4,622
TOTAL LIABILITIES	42,411	5,758	(770)	47,399
Additional paid in capital	233,223	-	4,024	237,247
Retained earnings	(6,332)	(70)	(4,568)	(10,970)
Total equity	225,991	(70)	(544)	225,377
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$268,402	5,688	(1,314)	$272,776

	Condensed consolidated statements of operations and comprehensive income (loss)
For Three Months Ended September 30, 2021 (in thousands except per share amounts, Unaudited)	As Reported	Adoption of ASC 842	Adjustments	As Restated
REVENUE	$58,780	-	(425)	$58,355
GROSS PROFIT	5,944	-	(425)	5,519
OPERATING EXPENSES	13,604	41	42	13,687
(LOSS) INCOME FROM OPERATIONS	(7,660)	(41)	(467)	(8,168)
Other (expense) income	(724)	-	136	(588)
(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES	(8,429)	(41)	(331)	(8,801)
NET (LOSS) INCOME	(8,174)	(41)	(331)	(8,546)
NET (LOSS) INCOME ATTRIBUTABLE TO TATTOOED CHEF, INC.	$(8,174)	(41)	(331)	$(8,546)
NET (LOSS) INCOME PER SHARE
Basic	(0.10)	-	-	(0.10)
Diluted	(0.10)	-	-	(0.10)
Comprehensive (loss) income	(8,982)	(41)	(331)	(9,354)
Comprehensive (loss) income attributable to Tattooed Chef, Inc. stockholders	$(8,982)	(41)	(331)	$(9,354)

	Condensed consolidated statements of operations and comprehensive income (loss)
For Nine Months Ended September 30, 2021 (in thousands except per share amounts, Unaudited)	As Reported	Adoption of ASC 842	Adjustments	As Restated
REVENUE	$161,972	-	(878)	$161,094
COST OF GOODS SOLD	140,304	-	(226)	140,078
GROSS PROFIT	21,668	-	(652)	21,016
OPERATING EXPENSES	44,853	70	(621)	44,302
(LOSS) INCOME FROM OPERATIONS	(23,185)	(70)	(31)	(23,286)
Other (expense) income	(2,496)	-	(40)	(2,536)
(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES	(25,840)	(70)	(71)	(25,981)
INCOME TAX EXPENSE	(44,255)	-	(4,024)	(48,279)
NET (LOSS) INCOME	(70,095)	(70)	(4,095)	(74,260)
(LOSS) INCOME ATTRIBUTABLE TO TATTOOED CHEF, INC.	$(70,095)	(70)	(4,095)	$(74,260)
NET (LOSS) INCOME PER SHARE
Basic	(0.86)	-	(0.05)	(0.91)
Diluted	(0.86)	-	(0.05)	(0.91)
Comprehensive (loss) income	(71,004)	(70)	(4,095)	(75,169)
Comprehensive (loss) income attributable to Tattooed Chef, Inc. stockholders	$(71,004)	(70)	(4,095)	$(75,169)

For Three Months Ended September 30, 2021	Condensed consolidated statements of stockholders’ equity
(in thousands, Unaudited)	As Reported	Adjustments	As Restated
Additional Paid-In Capital beginning balance	$231,359	4,024	$235,383
Additional Paid-In Capital ending balance	233,223	4,024	237,247
Retained earnings (Deficit) beginning balance	1,842	(4,266)	(2,424)
Net loss in retained earnings (Deficit)	(8,174)	(372)	(8,546)
Retained earnings (Deficit) ending balance	(6,332)	(4,638)	(10,970)
Total Stockholders’ equity beginning balance	233,109	(242)	232,867
Total Stockholders’ equity ending balance	225,991	(614)	225,377

For Nine Months Ended September 30, 2021	Condensed consolidated statements of stockholders’ equity
(in thousands, Unaudited)	As Reported	Adjustments	As Restated
Additional Paid-In Capital beginning balance	$164,424	4,024	$168,448
Additional Paid-In Capital ending balance	233,223	4,024	237,247
Retained earnings (Deficit) beginning balance	64,071	(473)	63,598
Net loss in retained earnings (Deficit)	(70,095)	(4,165)	(74,260)
Retained earnings (Deficit) ending balance	(6,332)	(4,638)	(10,970)
Total Stockholders’ equity beginning balance	228,503	3,551	232,054
Total Stockholders’ equity ending balance	225,991	(614)	225,377

	Condensed consolidated statements of cash flows
For Nine Months Ended September 30, 2021 (in thousands, Unaudited)	As Reported	Adoption of ASC 842	Adjustments	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(70,095)	(70)	(4,095)	$(74,260)
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation and amortization	2,514	39	-	2,553
Deferred taxes, net	43,525	-	4,024	47,549
Non-cash lease cost	-	59	-	59
Changes in operating assets and liabilities:
Accounts receivable	(3,450)	-	(397)	(3,847)
Prepaid expenses and other assets	(3,090)	39	-	(3,051)
Accrued expenses	1,841	-	(649)	1,192
Deferred revenue	(1,077)	-	1,077	-
Other current liabilities	289	(67)	40	262
Net cash used in operating activities	(33,125)	-	-	(33,125)

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

Sales and Marketing Expenses (As Restated). The Company expenses costs associated with sales and marketing as incurred. Sales and marketing expenses were $5.67 million and $1.59 million for the three months ended September 30, 2021 and 2020, respectively, and $20.50 million and $4.39 million for the nine months ended September 30, 2021 and 2020, respectively. Sales and marketing expenses are included in operating expenses in the condensed consolidated statements of operations and comprehensive income (loss).

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

Three customers accounted for 64% and 87% of the Company’s revenue during the three months ended September 30, 2021 (as restated) and 2020, respectively.

Customer	2021	2020
	(As Restated)
Customer A	20%	36%
Customer C	33%	30%
Customer B	11%	21%

Three customers accounted for 77% and 87% of the Company’s revenue during the nine months ended September 30, 2021 (as restated) and 2020, respectively.

Customer	2021	2020
	(As Restated)
Customer C	35%	36%
Customer A	31%	34%
Customer B	11%	17%

Customers accounting for more than 10% of the Company’s accounts receivable as of September 30, 2021 (as restated) and December 31, 2020 were:

	September 30,	December 31,
Customer	2021	2020
	(As Restated)
Customer A	21%	24%
Customer B	*	10%
Customer C	28%	53%
Customer D	15%	**

*	Customer B accounted for less than 10% of accounts receivable as of September 30, 2021. However, customer B accounted for 10% as of December 31, 2020 and as such was included in the disclosure above for comparison purposes.

**	Customer D is a new customer in 2021, accounted for 15% as of September 30, 2021 and as such was included in the disclosure above for comparison purposes.

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

Long-lived assets consist of property, plant and equipment, net of depreciation, and are categorized based on geographic location as follows:

	September 30,	December 31,
Definite Lived Intangible Assets (in thousands)	2021	2020
Italy	$-	$-
United States - tradenames	179	-
Total	$179	$-

Remaining
Definite Lived Intangible Assets	useful life
Description:
Tradenames	1.75

	September 30,	December 31,
Long Lived Assets (in thousands)	2021	2020
	(As Restated)
Italy	$15,744	$9,113
United States	21,025	6,970
Total	$36,769	$16,083

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

2. RECENT ACCOUNTING PRONOUNCEMENTS (As restated for the adoption of ASC 842)

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

Revenue streams for the three months ended September 30, 2021 (as restated) and 2020 were as follows:

	2021		2020
Revenue Streams (in thousands)	Revenue	% Total	Revenue	% Total
	(As Restated)
Tattooed Chef	$35,034	60%	$22,629	55%
Private Label	22,952	39%	18,106	44%
Other revenues	369	1%	229	1%
Total	$58,355		$40,964

Revenue streams for the nine months ended September 30, 2021 (as restated) and 2020 were as follows:

	2021		2020
Revenue Streams (in thousands)	Revenue	% Total	Revenue	% Total
	(As Restated)
Tattooed Chef	$103,683	64%	$60,643	55%
Private Label	56,391	35%	47,495	44%
Other revenues	1,020	1%	765	1%
Total	$161,094		$108,903

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

6. INVENTORY

Inventory consists of the following (in thousands):

	September 30,	December 31,
	2021	2020

Raw materials	$16,327	$16,534
Work-in-process	3,993	5,040
Finished goods	21,001	13,424
Packaging	3,950	3,004
Total	$45,271	$38,002

7.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

The following table provides additional information related to the Company’s prepaid expenses and other current assets (in thousands):

	September 30,	December 31,
	2021	2020
	(As Restated)
Prepaid advertising expenses	$4,406	$-
Prepaid expenses, other	2,471	1,897
Tax credits	1,275	1,884
Warrants receivable (see Note 17)	-	13,542
Other current assets	65	1,093
Total	$8,217	$18,416

8. PROPERTY, PLANT, AND EQUIPMENT, NET

Property, plant and equipment consists of the following (in thousands) :

	September 30,	December 31,
	2021	2020
	(As Restated)
Building	$4,836	$2,574
Leasehold improvements	3,915	2,106
Machinery and equipment	27,122	12,526
Computer equipment	536	187
Furniture and fixtures	161	109
Land	752	-
Construction in progress	5,478	1,533
	42,800	19,035
Less: accumulated depreciation	(6,031)	(2,952)
Property, plant, and equipment, net	$36,769	$16,083

Approximately $4.0 million out of the $5.5 million construction in progress is the manufacturing equipment for the newly acquired entity, NMFD (see note 10). The Company expects to have the equipment installed and used for production by the end of March 2022.

The Company recorded depreciation expense for the three months ended September 30, 2021 and 2020 of $1.07 million and $0.22 million, respectively. The Company recorded depreciation expense for the nine months ended September 30, 2021 and 2020 of $2.51 million and $0.69 million, respectively.

9. INTANGIBLE ASSETS, NET

Intangible assets consist of the following as of (in thousands):

	September 30,	December 31,
	2021	2020
Tradenames	$220	$-
Less: accumulated amortization	(41)	-
Net	$179	$-

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

Under the acquisition method of accounting, the assets acquired and liabilities assumed by the Company in connection with the NMFD Transaction were initially recorded at their respective fair values. The Company made an election under Section 338(h)(10) to treat the NMFD Transaction as an asset acquisition for income tax purposes, which allows for any goodwill recognized to be tax deductible and amortized over a 15-year statutory life. The Company considered the potential impact to the depreciation and amortization expense as a result of the fair values assigned to the acquired assets. The excess of the purchase price over the fair value of assets acquired and liabilities assumed of approximately $17.97 million was recorded as goodwill.

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

(in thousands except share and per share amounts)	Three Months Ended		Nine Months Ended
(Unaudited)	September 30,		September 30,
	2021	2020	2021	2020
	(As Restated)		(As Restated)
Net Revenue - pro forma combined	$58,355	$49,141	$173,935	$129,512
Net (Loss) Income - pro forma combined	(8,546)	(3,336)	(74,362)	1,907
Weighted Average Shares:
Basic	81,957,170	28,324,038	81,404,348	28,324,038
Diluted	82,011,216	28,324,038	81,548,673	28,324,038
Net Income (Loss) per Share:
Basic	$(0.10)	$(0.12)	$(0.91)	$0.07
Diluted	$(0.10)	$(0.12)	$(0.91)	$0.07

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

The fair values of the Company’s derivative instruments classified as Level 2 financial instruments and the line items within the accompanying condensed consolidated balance sheets to which they were recorded are summarized as of September 30, 2021 (as restated) and December 31, 2020, follows (in thousands):

		September 30,	December 31,
	Balance Sheet Line Item	2021	2020
Derivatives not designated as hedging instruments:		(As Restated)
Foreign currency derivatives	Prepaid expenses and other current assets	$-	$1,042
Foreign currency derivatives	Forward contract derivative liability	1,652	-
Total		$1,652	$1,042

The effect on the accompanying condensed consolidated statements of operations and comprehensive income (loss) of derivative instruments not designated as hedges is summarized as follows (in thousands):

		Three months	Nine months
		ended	ended
	Line Item in Statements	September 30,	September 30,
	of Operations	2021	2021
Derivatives not designated as hedging instruments:		(As Restated)	(As Restated)
Foreign currency derivatives	Other income (expense)	$(717)	$(2,694)
Total		$(717)	$(2,694)

		Three months	Nine months
		ended	ended
	Line Item in Statements	September 30,	September 30,
	of Operations	2020	2020
Derivatives not designated as hedging instruments:
Foreign currency derivatives	Other income (expense)	$825	$1,113
Total		$825	$1,113

Unrealized and realized (losses) gains on forward currency derivatives for the three months ended September 30, 2021 and 2020 were $(0.72) million and $0.83 million, respectively. Unrealized and realized (losses) gains on forward currency derivatives for the nine months ended September 30, 2021 and 2020 were $(2.69) million and $1.11 million, respectively. The Company has notional amounts of $55.19 million and $45.60 million on outstanding derivatives as of September 30, 2021 and December 31, 2020, respectively.

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

The following table provides quantitative information regarding the inputs to the fair value measurement of the Private Placement Warrants as of each measurement date:

	October 15,
	2020
	(Initial	December 31,	September 30,
Input	Measurement)	2020	2021

Risk-free interest rate	0.32%	0.34%	0.79%
Expected term (years)	5	4.79	4.04
Expected volatility	35.00%	35.00%	55.00%
Exercise price	$11.50	$11.50	$11.50
Fair value of warrants	$13.85	$12.72	$10.41

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

13. LEASES

As of September 30, 2021, the Company’s primary leasing activities were related to office space, production and storage facilities and certain Company vehicles and equipment. In connection with the NMFD acquisition in May 2021, the Company assumed several operating leases and a finance lease (the “Karsten Lease”) (see Note 10). The Karsten Lease provides the Company the option to purchase the leased facility for $1.00 (one dollar) following the payoff of the lease obligation balance. The leased facility was accounted for as a finance lease ROU asset in connection with the NMFD Transaction under ASC 842 (see Note 10).

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

The components of lease costs are as follows:

		Three months	Nine months
(in thousands)	Statement of Operations Location	Ended September 30, 2021
Operating leases:
Lease cost	Cost of goods sold	$280	$671
Lease cost	Operating expenses	76	211
Operating lease cost		356	882
Finance leases:
Amortization of right-of use assets	Operating expenses	43	66
Interest on IRB lease note payable	Interest expenses	28	41
Finance lease cost		71	107
Other:
Variable lease cost	Cost of goods sold	447	1,290
Variable lease cost	Operating expenses	6	10
Variable lease cost*		453	1,300
Total lease cost		$880	$2,289

*	Variable lease cost primarily consists of month to month rent, charges based on usage and maintenance.

The Company’s rent expense amounted to $0.53 million and $1.48 million for the three months and nine months ended September 30, 2020, respectively.

Supplemental balance sheet information as of September 30, 2021 related to leases are as follows:

		September 30,
(in thousands)		2021
Assets	Balance Sheet Location
ROU assets-Finance lease**	Finance lease right-of-use asset, net	$5,749
Less: accumulated amortization	Finance lease right-of-use asset, net	(66)
Finance lease right-of-use assets, net	Finance lease right-of-use asset, net	5,683
ROU assets-Operating lease	Operating lease right-of-use assets	6,476
Less: accumulated amortization	Operating lease right-of-use assets	(710)
Operating lease right-of-use assets, net	Operating lease right-of-use assets	5,766
Total Lease ROU assets		$11,449
Liabilities
Current:
Operating lease liabilities, current	Operating lease liabilities, current	$(1,203)
Finance lease liability**	**	(2,851)
Long term:
Operating lease liabilities, noncurrent	Operating lease liabilities, noncurrent	(4,622)
Total Lease liabilities		$(8,676)

**	The finance lease ROU asset and liability under an IRB arrangement were acquired and assumed through NMFD acquisition (see Note 11). The finance lease liability was offset with IRB assets. The amounts of the finance lease liability and IRB assets were the same as the balance of note payable (see Note 16).

Supplemental cash flow information related to leases was as follows:

Nine months ended
September 30,
(in thousands)	2021
Operating cash flows paid for operating leases	$(660)
Financing cash flows paid for note payable related to IRB lease	(66)

Non-cash investing and financing activities:
ROU assets obtained in exchange for lease obligations:
Operating lease	2,313

The following table represents the weighted-average remaining lease term and discount rates for operating lease as of September 30, 2021:

	Operating Leases	Finance Leases
Weighted-average remaining lease term (years)	7.66	4.00
Weighted-average discount rate	4.0%-5.3%	3.8%

The following table reconciles the undiscounted future lease payments for operating leases to the operating leases recorded in the condensed consolidated balance sheet at September 30, 2021:

(in thousands)	Operating Leases
Three months ended December 31, 2021	$355
2022	1,363
2023	1,144
2024	856
2025	820
2026 and thereafter	2,581
Total lease payments	$7,119
Less imputed interest	1,294
Present value of future lease payments	$5,825
Current Lease liabilities	1,203
Noncurrent Lease liabilities	4,622

14. ACCRUED EXPENSES

The following table provides additional information related to the Company’s accrued expenses as of (in thousands):

	September 30,	December 31,
	2021	2020
Accrued customer incentives	$1,345	$1,524
Accrued payroll	1,601	1,471
Accrued commission	1,450	108
Other accrued expenses	484	507
Total	$4,880	$3,610

15. INCOME TAXES

The following table presents the provision for income taxes and the effective tax rate for the three months ended September 30, 2021 (as restated) and September 30, 2020 in thousands:

	September 30,	September 30,
	2021	2020
	(As Restated)
Income tax benefit (expense)	$255	$(493)
Effective tax rate	(2.9)%	17.9%

The following table presents the provision for income taxes and the effective tax rate for the nine months ended September 30, 2021 (as restated) and September 30, 2020 in thousands:

	September 30,	September 30,
	2021	2020
	(As Restated)
Income tax benefit (expense)	$(48,279)	$(1,776)
Effective tax rate	185.8%	(33.9)%

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

Based on this evaluation, a full valuation allowance was recorded on the net deferred tax asset of $51.24 million as of June 30, 2021. Management has determined that there is sufficient negative evidence to conclude that it is more likely than not that the net deferred tax asset will not be realizable. The Company therefore continues to maintain a full valuation allowance for the period ended September 30, 2021.

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

16. INDEBTEDNESS

Debt consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
	(As Restated)
Notes payable	$5,890	$2,101
Notes payable to related parties (Note 19)	7	66
Revolving credit facilities	3,317	22
Total debt	9,214	2,189
Less: current portion	(6,587)	(199)

Total long-term portion – net	$2,627	$1,990

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

In connection with the NMFD Transaction in May 2021 (see Note 10), the Company assumed a note payable in the amount of $2.92 million. The note payable bears interest at 3.8% per annum and has a maturity date of December 29, 2025. Under the note payable, NMFD must maintain a minimum fixed charge coverage ratio of 1.20:1.00, assessed semi-annually as of June 30th and December 31st of each calendar year beginning December 31, 2021, and the Company must, on a consolidated basis, maintain a funded debt to EBITDA ratio not to exceed four to one, tested semi-annually as of June 30 and December 31, with the first test to begin June 30, 2021. The outstanding balance of the note payable was $2.86 million and classified as a current liability due to noncompliance with above financing covenants as of September 30, 2021.

Future minimum principal payments due on the notes payable, including notes payable to related parties, for periods subsequent to September 30, 2021 are as follows (in thousands) (As Restated):

Three months ended December 31, 2021	$3,475
2022	3,214
2023	408
2024	415
2025	275
2026	132
Thereafter	1,295
Total	$9,214

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

As discussed in Note 1, Forum completed a business combination, which is one of the trigger events for exercisability of the Warrants.

Warrant activity is as follows:

	Public Warrants	Private Placement Warrants
Issued and outstanding as of October 15, 2020	20,000,000	655,000
Exercised	(5,540,316)	(247,423)
Issued and outstanding as of December 31, 2020	14,459,684	407,577
Exercised	(14,459,684)	(278,542)
Issued and outstanding as of September 30, 2021	-	129,035

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

Compensation expense is recorded on a straight-line basis over the vesting period, which is the requisite service period, beginning on the grant date. The compensation expense is based on the fair value of each option grant using the Black-Scholes option pricing model. During the three and nine months ended September 30, 2021, the Company recorded in the aggregate $0.73 million and $1.78 million, respectively, of share-based compensation expense related to stock options, which is included in SG&A expenses in the Company’s consolidated statements of operations. As of September 30, 2021 and December 31, 2020, the Company had stock-based compensation expense of $8.47 million and $5.65 million, respectively, related to unvested stock options not yet recognized that are expected to be recognized over an estimated weighted average period of approximately three years.

The fair value of each option grant was estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions for the three and nine months ended September 30, 2021:

	Three months	Nine months
	ended	ended
	September 30,	September 30,
	2021	2021
Dividend yield	0.00%	0.00%
Expected volatility	34.01%	33.99%
Risk-free interest rate	1.04%	1.11%
Expected term (in years)	6	6

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

19. RELATED PARTY TRANSACTIONS (As Restated)

The Company leases office property in San Pedro, California from Deluna Properties, Inc., a company owned by Salvatore Galletti. Rent expense was $0.06 million and $0.02 million for the three months ended September 30, 2021 and 2020, respectively. Rent expense was $0.15 million and $0.05 million for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, under the adoption of ASC 842, the Company recorded $2.07 million of operating lease right-of-use asset and $2.12 million of operating lease liabilities in relation to this lease.

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

22. EARNINGS PER SHARE

The following is the summary of basic and diluted EPS for the three months ended September 30, 2021 and 2020 (in thousands, except for share and per share amounts):

	2021	2020
Numerator	(As Restated)
Net Income (Loss) attributable to Tattooed Chef, Inc.	$(8,546)	$(3,087)
Dilutive Net Income (Loss) attributable to Tattooed Chef, Inc.	(8,781)	(3,087)
Denominator
Weighted average common shares outstanding	81,957,170	28,324,038
Effect of potentially dilutive securities related to Warrants	54,046	-
Weighted average diluted shares outstanding	82,011,216	28,324,038
Earnings per share
Basic	$(0.10)	$(0.11)
Diluted	$(0.10)	$(0.11)

The following have been excluded from the calculation of diluted earnings per share as the effect of including them would have been anti-dilutive for the three months ended September 30, 2021 and 2020 (in thousands):

	2021	2020
Stock options	279	-
Restricted stock awards	-	-
Total	279	-

The following is the summary of basic and diluted EPS for the nine months ended September 30, 2021 and 2020 (in thousands, except for share and per share amounts):

	2021	2020
Numerator	(As Restated)
Net Income (Loss) attributable to Tattooed Chef, Inc.	$(74,260)	$2,314
Dilutive Net Income (Loss) attributable to Tattooed Chef, Inc.	(74,593)	2,314
Denominator
Weighted average common shares outstanding	81,404,348	28,324,038
Effect of potentially dilutive securities related to Warrants	144,325	-
Weighted average diluted shares outstanding	81,548,673	28,324,038
Earnings per share
Basic	$(0.91)	$0.08
Diluted	$(0.91)	$0.08

The following have been excluded from the calculation of diluted earnings per share as the effect of including them would have been anti-dilutive for the nine months ended September 30, 2021 and 2020 (in thousands):

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

Results of Operations (As Restated)

	Three months Ended
	September 30,
(in thousands)	2021	% of revenue	2020	% of revenue
	(As Restated)
Net revenue	$58,355	100.00%	$40,964	100.00%
Cost of goods sold	52,836	90.54%	36,733	89.67%
Gross profit	5,519	9.46%	4,231	10.33%
Net (loss) income	(8,546)	(14.64)%	(3,245)	(7.92)%

Freight and container costs (included in cost of goods sold)	8,859	15.18%	5,319	12.98%

Major operating expenses:
Marketing expenses	3,427	5.87%	67	0.16%
Sales commission expense	1,166	2.00%	789	1.93%
Professional services	1,177	2.02%	4,724	11.53%
Stock compensation expenses	842	1.44%	-	0.00%

	Nine months Ended
	September 30,
(in thousands)	2021	% of revenue	2020	% of revenue
	(As Restated)
Net revenue	$161,094	100.00%	$108,903	100.00%
Cost of goods sold	140,078	86.95%	91,619	84.13%
Gross profit	21,016	13.05%	17,284	15.87%
Net (loss) income	(74,260)	(46.10)%	3,462	3.18%

Freight and container costs (included in cost of goods sold)	23,400	14.53%	12,713	11.67%

Major operating expenses:
Promotional expenses	4,948	3.07%	-	0.00%
Marketing expenses	8,982	5.58%	128	0.12%
Sales commission expense	3,841	2.38%	2,311	2.12%
Professional services	6,005	3.73%	4,914	4.51%
Stock compensation expenses	4,345	2.70%	-	0.00%

For the three months and nine months ended September 30, 2021, we had net losses of $8.55 million and $74.26 million, respectively. By comparison, for the three and nine months ended September 30, 2020, we had a net loss of $3.25 million and net income of $3.46 million, respectively.

Compared with prior-year periods, the increase in net losses during 2021 is due to a number of factors, including significant increases in (i) income tax expense during the nine months ended September 30, 2021, primarily attributable to the valuation allowance for our deferred tax assets, (ii) operating expenses resulting from being a public reporting company during the 2021 periods, (iii) freight and container costs, (iv) promotional, sales commission and marketing expenses to help build brand awareness and increase market share for the “Tattooed Chef” brand. The inflationary increases in freight and container costs from 2020 to 2021 show an increase of 2.20% when freight is taken as a percentage of revenue for the three months periods ended September 30 and an increase of 2.85% when freight is taken as a percentage of revenue for the nine month periods ended September 30.

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

Revenue increased by $17.39 million, or 42.45%, to $58.36 million for the three months ended September 30, 2021 and by $52.19 million, or 47.92%, to $161.09 million for the nine months ended September 30, 2021, from $40.96 million for the three months ended September 30, 2020 and $108.90 million for the nine months ended September 30, 2020. The increase in revenue is primarily due to growth in sales of our “Tattooed Chef” branded products. For the three months ended September 30, 2021, we had $35.03 million of sales of “Tattooed Chef” branded products and $22.95 million of sales of private label products, compared to $22.63 million and $18.11 million during the 2020 period. For the nine months ended September 30, 2021, we had $103.68 million in sales of “Tattooed Chef” branded products and $56.39 million of private label products, compared to $60.64 million and $47.50 million, respectively, for the 2020 period.

Cost of goods sold increased by $16.10 million, or 43.84%, to $52.84 million for the three months ended September 30, 2021 and by $48.46 million, or 52.89% to $140.08 million for the nine months ended September 30, 2021, from $36.73 million for the three months ended September 30, 2020 and $91.62 million for the nine months ended September 30, 2020. The increase is primarily due to the increase in sales volume and the increases in freight and container expenses due to inflation. Freight and container expenses increased as a percentage of revenue by 2.20% and 2.85% for the three- and nine-month periods, respectively. Freight and container expenses were $8.86 million (15.18% of revenue) for the three months ended September 30, 2021 compared with $5.32 million (12.98% of revenue) for the same period in 2020. Freight and container expenses were $23.40 million (14.53% of revenue) for the nine months ended September 30, 2021 compared with $12.71 million (11.67% of revenue) for the same period in 2020.

Gross profit increased by $1.29 million, or 30.44%, to $5.52 million for the three months ended September 30, 2021 and by $3.73 million, or 21.59% to $21.02 million for the nine months ended September 30, 2021, from $4.23 million for the three months ended September 30, 2020 and $17.28 million for the nine months ended September 30, 2020. The increase is primarily due to increased Tattooed Chef sales volume, improved production capacities, and our ability to take advantage of economies of scale, partially offset by an increase in cost of goods sold due largely to freight and container expense increases as described above.

Gross margin for the three months ended September 30, 2021 was 9.46% and for the nine months ended September 30, 2021 was 13.05%, as compared to 10.33% for the three months ended September 30, 2020 and 15.87% for the nine months ended September 30, 2020.

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

The slight decrease in margin for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, is primarily due to the increases in raw materials, packaging, and freight and container costs due to inflation, as well as the two facilities in New Mexico that were newly acquired in May 2021, partially offset by the achievement of economies scale from the increase of Tattooed Chef sales volume and improved production capacity. The decrease in margin during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, is attributable to the building out of our infrastructure to support the current and expected growth in operations, increases in raw materials, packaging, and freight and container costs due to inflation, as well as the two facilities in New Mexico that were newly acquired in May 2021. NMFD currently only manufactures private label products, which have a lower margin when compared to our Tattooed Chef branded products. The facility is expected to be fully operational and manufacturing both private label and Tattooed Chef branded products during 2022. The Karsten facility is not currently in operation and is expected to become active during the first quarter of 2022.

Operating expenses for the three months ended September 30, 2021 increased by $6.07 million, or 79.62%, to $13.69 million and for the nine months ended September 30, 2021 increased by $31.71 million, or 251.88%, to $44.30 million, compared to $7.62 million for the three months ended September 30, 2020 and $12.59 million for the nine months ended September 30, 2020. Compared to the three months ended September 30, 2020, the increase for the three months ended September 30, 2021 is primarily due to a $3.36 million increase in marketing expenses, a $0.38 million increase in sales commission expense, a $0.47 million in resolution of a dispute and related fees, a $0.84 million increase in stock compensation expense, and $1.47 million operating expenses in NMFD which was newly acquired in May 2021, offset by a $3.55 million decrease in professional expenses. Compared to the nine months ended September 30, 2020, the increase for the nine months ended September 30, 2021 is primarily due to a $4.95 million increase in promotional expenses, a $8.85 million increase in marketing expenses, a $1.53 million increase in sales commission expense, a $1.09 million increase in professional expenses, a $4.34 million increase in stock compensation expense, and $2.03 million operating expenses in NMFD which was newly acquired in May 2021. One of our major operating expenses in 2021 was marketing expenditures. Marketing expenses as a percentage of revenue represented 5.87% and 5.58% for the three months and nine months ended September 30, 2021, respectively, compared to 0.16% and 0.12% in the 2020 periods. Although marketing and other operating expenses are likely to continue to increase in dollar amount, we expect them to decrease over time as a percentage of revenue as the expenses will be spread over increasing revenue. We are heavily investing in the Tattooed Chef brand in order to increase distribution, raise brand awareness, and drive sales in the new stores that are launching our products.

Adjusted EBITDA was negative $5.48 million for the three months ended September 30, 2021 and negative $14.78 million for the nine months ended September 30, 2021, compared to positive $1.60 million for the three months ended September 30, 2020 and positive $10.16 million for the nine months ended September 30, 2020. The decline in Adjusted EBITDA was primarily due to public company accounting costs that were not present during the 2020 periods, as well as significant increases in promotional expenses, marketing expenses, and freight and container expenses discussed above.

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

The following table provides a reconciliation from net income to Adjusted EBITDA for the three months ended September 30, 2021 (as restated) and the three months ended September 30, 2020:

	Three Months Ended
	September 30,
(in thousands)	2021	2020
	(As Restated)
Net (loss) income	$(8,546)	$(3,245)
Interest	45	188
Income tax (benefit) expense	(255)	493
Depreciation and amortization	1,066	222
EBITDA	(7,690)	(2,342)
Adjustments
Stock compensation expense	842	-
Loss (gain) on foreign currency forward contracts	717	(825)
Loss (gain) on warrant remeasurement	(218)	-
Acquisition expenses	281	-
UMB ATM transaction	126	-
Nonrecurring transaction expenses	-	4,770
Dispute resolution and related fees	465	-
Total Adjustments	2,213	3,945
Adjusted EBITDA	$(5,477)	$1,603

The following table provides a reconciliation from net income to Adjusted EBITDA for the nine months ended September 30, 2021 (as restated) and the nine months ended September 30, 2020:

	Nine Months Ended
	September 30,
(in thousands)	2021	2020
	(As Restated)
Net (loss) income	$(74,260)	$3,462
Interest	159	569
Income tax expense	48,279	1,776
Depreciation and amortization	2,553	693
EBITDA	(23,269)	6,500
Adjustments		-
Stock compensation expense	4,344	-
Loss (gain) on foreign currency forward contracts	2,694	(1,113)
Loss (gain) on warrant remeasurement	(167)	-
Acquisition expenses	1,007	-
UMB ATM transaction	148	-
Nonrecurring transaction expenses	-	4,770
Dispute resolution and related fees	465	-
Total Adjustments	8,491	3,657
Adjusted EBITDA	$(14,778)	$10,157

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

Operating Activities (As Restated)

For the nine months ended September 30, 2021, net cash used in operating activities was $33.13 million as compared to $1.82 million net cash provided by operating activities for the nine months ended September 30, 2020.

For the nine months ended September 30, 2021, cash used in operations was driven primarily by the net loss of $74.26 million for the period, which is largely due to the income tax valuation allowance recorded as of June 30, 2021. During the nine-month period, non-cash items included net change in deferred taxes of $47.5 million, stock compensation expense of $4.34 million, depreciation expense of $2.55 million, unrealized forward contract loss of $2.34 million and bad debt expense of $0.54 million. Expenses increased for the same period primarily due to increased spending on sales, promotion and marketing programs to heavily invest in the Tattooed Chef brand and raise brand awareness, as well as the inflationary pricing on freight and container costs. Working capital usage has also increased largely due to a $3.85 million increase in accounts receivable resulting from increased revenue, a $4.10 million increase in inventory, a $3.05 million increase in prepaid expenses mainly due to the increase in prepaid advertising expenses, and a $5.10 million decrease in accounts payable, accrued expenses and other current liabilities.

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

For the nine months ended September 30, 2021, net cash used in investing activities was $46.97 million as compared to $5.92 million for the nine months ended September 30, 2020. Cash used in both periods consisted primarily of capital expenditures to improve efficiency and output from our current facilities and the expansion of existing production capacity through the acquisition of NMFD and Karsten and assets from Esogel and Ferdifin (see Note 10 to our consolidated financial statements).

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