Form 10-Q
period 2022-03-31
Tattooed Chef, Inc.
filed 2022-05-10
CIK 1741231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

☒ Large accelerated filer	☐ Accelerated filer
☐ Non-accelerated filer	☐ Smaller reporting company
☐ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐   No ☒

As of April 29, 2022, there were 82,459,803 shares of common stock, par value $0.0001, issued and outstanding.

TATTOOED CHEF, INC.

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2022

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

TATTOOED CHEF, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except for share information)

	March 31, 2022	December 31, 2021
ASSETS

CURRENT ASSETS
Cash	$57,417	$92,351
Accounts receivable, net	46,324	25,117
Inventory	58,339	54,562
Prepaid expenses and other current assets	3,695	7,027
TOTAL CURRENT ASSETS	165,775	179,057

Property, plant and equipment, net	54,217	46,476
Operating lease right-of-use assets, net	7,573	8,039
Finance lease right-of-use assets, net	5,597	5,639
Intangible assets, net	124	151
Deferred income taxes, net	555	266
Goodwill	26,924	26,924
Other assets	771	649
TOTAL ASSETS	$261,536	$267,201

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$36,528	$28,334
Accrued expenses	6,222	3,767
Line of credit	1,583	1,200
Notes payable, current portion	4,962	5,019
Forward contract derivative liability	1,960	1,804
Operating lease liabilities, current portion	1,529	1,523
Other current liabilities	736	122
TOTAL CURRENT LIABILITIES	53,520	41,769

Warrant liability	607	814
Operating lease liabilities, net of current portion	6,171	6,599
Notes payable, net of current portion	629	716
TOTAL LIABILITIES	60,927	49,898

COMMITMENTS AND CONTINGENCIES (See Note 18)

STOCKHOLDERS’ EQUITY
Preferred stock- $0.0001 par value; 10,000,000 shares authorized, none issued and outstanding at March 31, 2022 and December 31, 2021	-	-
Common shares- $0.0001 par value; 1,000,000,000 shares authorized; 82,441,641 shares and 82,237,813 shares issued and outstanding at March 31, 2022, and December 31, 2021, respectively	8	8
Additional paid in capital	243,649	242,362
Accumulated other comprehensive loss	(1,383)	(953)
Accumulated deficit	(41,665)	(24,114)
TOTAL STOCKHOLDERS’ EQUITY	200,609	217,303

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$261,536	$267,201

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TATTOOED CHEF, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS (unaudited)

(in thousands, except for share and per share information)

	Three Months Ended March 31,
	2022	2021
NET REVENUE	$72,064	$52,469

COST OF GOODS SOLD	63,914	45,289

GROSS PROFIT	8,150	7,180

OPERATING EXPENSES	24,793	14,196

LOSS FROM OPERATIONS	(16,643)	(7,016)

Interest income (expense)	(41)	(20)
Other income (expense)	(611)	(2,681)

LOSS BEFORE INCOME TAX (EXPENSE) BENEFIT	(17,295)	(9,717)

INCOME TAX (EXPENSE) BENEFIT	(256)	1,475

NET LOSS	$(17,551)	$(8,242)

NET LOSS PER SHARE
Basic	$(0.21)	$(0.10)
Diluted	$(0.22)	$(0.11)

WEIGHTED AVERAGE COMMON SHARES
Basic	82,237,898	80,240,105
Diluted	82,248,414	80,544,129

OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX

Foreign currency translation adjustments	(430)	109

COMPREHENSIVE LOSS	$(17,981)	$(8,133)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TATTOOED CHEF, INC.

CONDENSED CONSOLIDATED STATEMENTS OF Changes in STOCKHOLDERS’ EQUITY (unaudited)

(in thousands, except for share information)

For the three months ended March 31, 2022

	Common Stock Shares	Common Shares Amount	Additional Paid-In Capital	Accumulated Comprehensive Loss	Accumulated Deficit	Total
BALANCE AS OF JANUARY 1, 2022	82,237,813	$8	$242,362	$(953)	$(24,114)	$217,303
FOREIGN CURRENCY TRANSLATION ADJUSTMENT	-	-	-	(430)	-	(430)
STOCK-BASED COMPENSATION	-	-	1,287	-	-	1,287
ISSUANCE OF RESTRICTED STOCK AWARDS	203,828	-	-	-	-	-
NET LOSS	-	-	-	-	(17,551)	(17,551)

BALANCE AS OF MARCH 31, 2022	82,441,641	$8	$243,649	$(1,383)	$(41,665)	$200,609

For the three months ended March 31, 2021

	Common Stock Shares	Common Shares Amount	Treasury Shares	Additional Paid-In Capital	Accumulated Comprehensive Income	Retained Earnings	Total
BALANCE AS OF JANUARY 1, 2021	71,551,067	$7	(81,087)	$168,448	$1	$63,598	$232,054
FOREIGN CURRENCY TRANSLATION ADJUSTMENT	-	-	-	-	109	-	109
DIVIDENDS PAID	-	-	-	-	-	(308)	(308)
STOCK-BASED COMPENSATION	-	-	-	3,185	-	-	3,185
FORFEITURE OF STOCK-BASED AWARDS	(95,084)	-	-	-	-	-	-
CANCELLATION OF TREASURY SHARES	(81,087)	-	81,087	-	-	-	-
EXERCISE OF WARRANTS	10,025,303	1	-	63,361	-		63,362
NET LOSS	-	-	-	-	-	(8,242)	(8,242)

BALANCE AS OF MARCH 31, 2021	81,400,199	$8	-	$234,994	$110	$55,048	$290,160

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TATTOOED CHEF, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(17,551)	$(8,242)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	1,507	552
Bad debt expense	226	122
Revaluation of warrant liability	(207)	(320)
Unrealized forward contract loss	1,023	2,181
Non-cash lease cost	45	27
Stock compensation expense	1,287	3,185
Deferred taxes, net	(300)	(1,749)
Changes in operating assets and liabilities:
Accounts receivable	(21,438)	(13,012)
Inventory	(3,997)	(979)
Prepaid expenses and other assets	3,154	(7,332)
Accounts payable	7,607	5,308
Accrued expenses	2,485	2,947
Other current liabilities	(234)	(262)
Net cash used in operating activities	(26,393)	(17,574)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(8,807)	(2,852)
Net cash used in investing activities	(8,807)	(2,852)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in line of credit	2	4
Repayments of notes payable to related parties	-	(24)
Borrowings of notes payable	575	-
Repayments of notes payable	(277)	(87)
Proceeds from the exercise of warrants	-	73,917
Payment of distributions	-	(308)
Net cash provided by financing activities	300	73,502

NET (DECREASE) INCREASE IN CASH	(34,900)	53,076
EFFECT OF EXCHANGE RATE ON CASH	(34)	506

CASH AT BEGINNING OF PERIOD	$92,351	$131,579

CASH AT END OF PERIOD	$57,417	$185,161

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$47	$1
Income tax refund	$(351)	$-
Noncash investing and financing activities:
Capital expenditures included in accounts payable	$1,299	$1,328

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TATTOOED CHEF, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	the company

Tattooed Chef, Inc. was originally incorporated in Delaware on May 4, 2018 under the name of Forum Merger II Corporation (“Forum”), as a special purpose acquisition company (“SPAC”) for the purpose of effecting a merger, capital stock exchange, asset acquisitions, stock purchase, reorganization or similar business combination with one or more business.

On October 15, 2020 (the “Closing Date”), Forum consummated the transactions contemplated within the Agreement and Plan of Merger dated June 11, 2020 as amended on August 10, 2020 (the “Merger Agreement”), by and among Forum, Myjojo, Inc., a Delaware corporation (“Myjojo”), Sprout Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Forum (“Merger Sub”), and Salvatore Galletti, in his capacity as the holder representative (the “Holder Representative”). The transactions contemplated by the Merger Agreement are referred to herein as the “Transaction”.

Upon the consummation of the Transaction, Merger Sub merged with and into Myjojo (the “Merger”), with Myjojo surviving the merger in accordance with the Delaware General Corporation Law. Immediately upon the completion of the Transaction, Myjojo became a direct wholly owned subsidiary of Forum. In connection with the closing of the Transaction (the “Closing”), Forum changed its name to Tattooed Chef, Inc. (“Tattooed Chef”). Tattooed Chef’s common stock began trading on the Nasdaq under the symbol “TTCF” on October 16, 2020.

Tattooed Chef and its subsidiaries (collectively, the “Company”) are principally engaged in the manufacturing of plant-based foods including, but not limited to, ready-to-cook bowls, zucchini spirals, riced cauliflower, acai and smoothie bowls, cauliflower crust pizza, handheld burritos, and quesadillas primarily in the United States and Italy.

Ittella Properties LLC (“Properties”), the Company’s variable interest entity (“VIE”), owns a building located on Alondra Blvd., Paramount, California (“Alondra Building”), which is leased by Ittella International for 10 years from August 1, 2015 through August 1, 2025. Properties is wholly owned by Salvatore Galletti. The construction and acquisition of the Alondra building by Properties were funded by a loan agreement with unconditional guarantees by Ittella International and terms providing that 100% of the Alondra building must be leased to Ittella International throughout the term of the loan agreement. Accordingly, Properties is determined to be a consolidated VIE.

On May 14, 2021, the Company acquired New Mexico Food Distributors, Inc. (“NMFD”) and Karsten Tortilla Factory, LLC (“Karsten”) in an all-cash transaction for approximately $34.1 million (collectively, the “NMFD Transaction”). NMFD and Karsten were privately held companies based in Albuquerque, New Mexico. NMFD produces and sells frozen and ready-to-eat Mexican food products to retail and food service customers through its network of distributors in the United States. NMFD processes its products in two leased facilities located in New Mexico. See Note 9 Business Combinations.

On September 28, 2021, Tattooed Chef formed BCI Acquisition, Inc. (“BCI”). On December 21, 2021, BCI acquired substantially all of the assets, and assumed certain specified liabilities, from Belmont Confections, Inc. (“Belmont”) for an aggregate purchase price of approximately $17.0 million. Belmont was a privately held company based in Youngstown, Ohio, and specialized in the development and manufacturing of private label nutritional bars. See Note 9 Business Combinations.

2.	bASIS OF presentation and SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation. The condensed consolidated financial statements include the accounts of Tattooed Chef and its subsidiaries in which Tattooed Chef has a controlling interest directly or indirectly, and variable interest entities for which the Company is the primary beneficiary. All intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on March 16, 2022, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2021 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

The Transaction was accounted for as a reverse recapitalization in accordance with GAAP (the “Reverse Recapitalization”). Under this method, Forum was treated as the “acquired” company (“Accounting Acquiree”) and Myjojo, the accounting acquirer, was assumed to have issued stock for the net assets of Forum, accompanied by a recapitalization.

The net assets of Forum are stated at historical cost, with no goodwill or other intangible assets recorded. The consolidated assets, liabilities and results of operations prior to the reverse recapitalization are those of Myjojo, The shares and corresponding capital amounts and earnings per share available for common stockholders, prior to the reverse recapitalization, have been retroactively restated.

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

Significant Accounting Policies. In addition to the significant accounting policies in the Company’s most recently filed Annual Report on Form 10-K, the Company has the following updates to significant accounting policies.

Sales and Marketing Expenses. The Company expenses costs associated with sales and marketing as incurred. Sales and marketing expenses were $12.6 million and $6.7 million for the three months ended March 31, 2022 and 2021, respectively, and are included in operating expenses in the condensed consolidated statements of operations and comprehensive loss.

Concentrations of Credit Risk. The Company grants credit, generally without collateral, to customers primarily in the United States. Consequently, the Company is subject to potential credit risk related to changes in business and economic factors in this geographical area. No single external suppliers accounted for more than 10% of the Company’s cost of goods sold during the three month periods ended March 31, 2022 and 2021.

Two customers accounted for 54% of the Company’s revenue during the three months ended March 31, 2022. Three customers accounted for more than 89% of the Company’s revenue during the three months ended March 31, 2021.

Customer	2022	2021
Customer A	35%	38%
Customer B	*	10%
Customer C	19%	41%

*	Customer accounted for less than 10% of revenue in the period.

Customers accounting for more than 10% of the Company’s accounts receivable as of March 31, 2022 and December 31, 2021 were:

Customer	March 31, 2022	December 31, 2021
Customer A	21%	13%
Customer C	41%	38%
Customer D	*	12%

*	Customer D accounted for less than 10% of accounts receivable as of March 31, 2022. However, customer D accounted for 12% as of December 31, 2021 and as such was included in the disclosure above for comparison purposes.

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

Russia-Ukraine Conflict. Although the Company does not have direct exposure to Russia and Ukraine, the Company is monitoring the geopolitical situation following Russia’s invasion of Ukraine. The Company may experience shortages in materials and increased costs for transportation, energy, and raw materials due in part to the negative impact of the Russia-Ukraine military conflict on the global economy. To date, the conflict between Russia and Ukraine has not had a material negative impact on the Company’s business, financial condition, or result of operations. However, the full impact of the conflict on the Company’s business operations and financial performance remains uncertain and will depend largely on the nature and duration of uncertain and unpredictable events, such as the severity and duration of further military action and its impact on regional and global economic conditions.

3.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Recently issued and adopted accounting pronouncements

In December 2019, the FASB issued Accounting Standards Update (“ASU”) No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), as part of its overall simplification initiative to reduce costs and complexity of applying accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements. Amendments include removal of certain exceptions to the general principles of Topic 740, Income Taxes, and simplification in several other areas. ASU 2019-12 is effective for annual reporting periods beginning after December 15, 2020, and interim periods therein. The Company adopted the new standard on January 1, 2021. One of the amendments eliminates a limitation on the amount of income tax benefit that can be recognized in an interim period when a year-to-date loss exceeds the anticipated loss for the year. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02” or “ASC 842”). The FASB has subsequently issued several related ASUs that clarified the implementation guidance for certain aspects of ASU 2016-02, which were effective upon the adoption of ASU 2016-02. The purpose of ASU 2016-02 is to provide financial statement users a better understanding of the amount, timing, and uncertainty of cash flows arising from leases. The adoption of ASU 2016-02 resulted in the recognition of a right-of-use asset and a lease liability for all leases, except for short-term leases based on the practical expedient elected by the Company. The Company adopted ASU 2016-02 as of January 1, 2021, using the effective date transition method to recognize the cumulative effect of initially applying Topic 842, if any, as an adjustment to retained earnings. The adoption of ASU 2016-12 resulted in an increase of $4.2 million and $4.2 million to total assets and to liabilities from the recording of operating lease right-of-use (“ROU”) assets and operating lease liabilities, respectively, and did not have any impact on the Company’s retained earnings as of January 1, 2021. Finance leases were not impacted by the adoption of ASC 842. The adoption did not materially impact the Company’s condensed consolidated  statements of operations or cash flows.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses, which modifies the measurement of expected credit losses of certain financial instruments. The Company will be required to use a forward-looking expected credit loss model for accounts receivables, loans, and other financial instruments. The Company adopted the new standard on January 1, 2022. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

In March 2020, the FASB issued No. ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which provides guidance for contract modifications and certain hedging relationships associated with the transition from reference rates that are expected to be discontinued. Interest on borrowings under the Company’s revolving credit facility is calculated based upon LIBOR. ASU 2020-04 was issued on March 12, 2020 and may be applied prospectively through December 31, 2022. The adoption of this guidance has had no material effect on the Company’s condensed consolidated  financial statements.

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies the accounting for convertible instruments. ASU 2020-06 removes certain accounting models that separate the embedded conversion features from the host contract for convertible instruments, requiring bifurcation only if the convertible debt feature qualifies as a derivative under ASC 815 or for convertible debt issued at a substantial premium. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The Company adopted the new standard on January 1, 2022. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

Recently issued but not yet adopted accounting pronouncements

In October 2021, the FASB issued No. ASU 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (Topic 805) (“ASU 2021-08”). ASU 2021-08 requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities (deferred revenue) from acquired contracts using the revenue recognition guidance in Topic 606. At the acquisition date, the acquirer applies the revenue model as if it had originated the acquired contracts. The ASU is effective for annual periods beginning after December 15, 2022, including interim periods within those fiscal years. Adoption of the ASU should be applied prospectively. Early adoption is also permitted, including adoption in an interim period. If early adopted, the amendments are applied retrospectively to all business combinations for which the acquisition date occurred during the fiscal year of adoption. The Company is currently evaluating the impact of ASU 2021-08 on its condensed consolidated financial statements.

4.	REVENUE RECOGNITION

Nature of Revenues

Substantially all of the Company’s revenue from contracts with customers consists of the sale of plant-based foods including, but not limited to, ready-to-cook bowls, zucchini spirals, riced cauliflower, acai and smoothie bowls, cauliflower crust pizza, handheld burritos, and quesadillas in the United States and is recognized at a point in time in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods.

The Company disaggregates revenue based on the type of products sold to its customers – private label, Tattooed Chef and other. All sales are recorded within revenue on the accompanying condensed consolidated statements of operations and comprehensive loss. The Company does not have any contract assets or contract liabilities as of March 31, 2022 and December 31, 2021.

Revenue streams for the three months ended March 31, 2022 and 2021 were as follows:

	2022		2021
Revenue Streams (in thousands)	Revenue	% Total	Revenue	% Total
Tattooed Chef	$43,455	60%	$35,847	68%
Private Label	25,124	35%	16,305	31%
Other revenues	3,485	5%	317	1%
Total	$72,064		$52,469

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

The Company evaluates the creditworthiness of its customers regularly and based on its analysis, the Company has recognized an allowance for doubtful receivables is $0.2 million as of March 31, 2022 and $0.0 million as of December 31, 2021. The Company writes off accounts receivable whenever they become uncollectible, and any payments subsequently received on such receivables are recorded as bad debt recoveries in the period the payment is received. Credit losses from continuing operations have consistently been within management’s expectations.

In 2021, the Company began offering new promotional programs on sales of Tattooed Chef branded products to some new and existing customers. These programs constitute variable consideration which is expected to reduce the transaction price on sales. The Company estimates variable consideration expected to reduce the related accounts receivables. In developing that estimate, the Company uses either the expected value or most likely amount method to determine the variable consideration. As a result, an allowance for promotional programs of $1.9 million and $4.1 million is recorded and presented as a reduction of accounts receivable as of March 31, 2022 and December 31, 2021, respectively.

Additionally, the Company maintains product demonstration accruals with some of its customers. The product demonstration accruals represent variable consideration and are recorded as a reduction of revenue. The Company’s obligations to the customers are included within accrued expenses on the consolidated balance sheets. The outstanding balance for product demonstration accrual included in accrued expenses on the consolidated balance sheets was $1.3 million and $1.5 million as of March 31, 2022 and December 31, 2021, respectively (Note 12).

6.	INVENTORY

Inventory consists of the following as of (in thousands):

	March 31, 2022	December 31, 2021
Raw materials	$25,750	$22,724
Work-in-process	7,535	5,545
Finished goods	20,725	22,756
Packaging	4,329	3,537
Total	$58,339	$54,562

7.	PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment consists of the following as of (in thousands):

	March 31, 2022	December 31, 2021
Land	$719	$738
Buildings	4,776	4,766
Leasehold improvements	5,295	5,336
Machinery and equipment	34,406	33,975
Computer equipment	543	549
Furniture and fixtures	186	169
Construction in progress	16,564	7,986
	62,489	53,519
Less: accumulated depreciation	(8,272)	(7,043)
Net	$54,217	$46,476

The Company recorded depreciation expense for the three months ended March 31, 2022 and 2021 of $1.5 million and $0.6 million, respectively.

8.	INTANGIBLE ASSETS, NET and goodwill

Intangible assets consist of the following as of (in thousands):

	March 31, 2022	December 31, 2021
Amortizable Tradenames	$220	$220
Less: accumulated amortization	(96)	(69)
Intangible assets, net	$124	$151

The estimated useful lives of the identifiable definite-lived intangible assets, acquired in the NMFD Transaction (see Note 9) in May 2021, were determined to be two years.

The Company recorded insignificant amortization expense for the three months ended March 31, 2022.

Estimated future amortization expense for the definite-lived intangible assets is as follows (in thousands):

Nine months ending December 31, 2022	$83
2023	41
Total	$124

The following table sets forth the change in the carrying amount of goodwill for the three months ended March 31, 2022 (in thousands):

Balance as of January 1, 2022	$26,924
Measurement period adjustment (change in consideration)	-
Balance as of March 31, 2022	$26,924

No goodwill impairment was recorded during the three months ended March 31, 2022.

9.	BUSiness combinations

New Mexico Food Distributors, Inc. (NMFD) and Karsten Acquisition

On May 14, 2021, the Company entered into a stock purchase agreement to acquire all outstanding stock of NMFD, a distributor and manufacturer of frozen and ready-to-eat Mexican food products for a total purchase price of $28.9 million. In addition, the Company entered into a membership interests purchase agreement to acquire all of the membership interest of Karsten for a total purchase price of $5.2 million (together, the “NMFD Transaction”). The primary reason for the purchase of NMFD and Karsten was to expand the Company’s manufacturing capacity and developing more ambient and refrigerated products. The NMFD Transaction met the definition of an acquisition of a business in accordance with ASC 805, Business Combinations, and is accounted for under the acquisition method of accounting. During the three months ended March 31, 2022, NFMFD and Karsten contributed $9.5 million of revenue and $0.5 million of net loss.

Though the purchase agreements for each of NMFD and Karsten were executed as legally separate transactions, each was entered into contemporaneously and in contemplation of the other, and involved the same group of sellers. As such, the transactions noted above were accounted for on a combined basis and were viewed to represent a single integrated event.

Under the acquisition method of accounting, the assets acquired, and liabilities assumed, by the Company in connection with the NMFD Transaction were initially recorded at their respective fair values. The Company made an election under Section 338(h)(10) to treat the NMFD Transaction as an asset acquisition for income tax purposes, which allows for any goodwill recognized to be tax deductible and amortized over a 15-year statutory life. The Company considered the potential impact to the depreciation and amortization expense as a result of the fair values assigned to the acquired assets. The excess of the purchase price over the fair value of assets acquired and liabilities assumed of approximately $18.0 million was recorded as goodwill.

Transaction costs of $0.5 million were incurred in relation to the acquisition and were recorded to operating expense within the consolidated statement of operations for the year ended December 31, 2021.

The following table summarizes the preliminary fair value of assets acquired and liabilities assumed in the NMFD Transaction as of the date of acquisition (in thousands):

Amount
Purchase consideration, net of cash acquired	$33,946
Assets acquired and liabilities assumed
Accounts receivable	3,567
Inventory	2,270
Prepaid expenses and other current assets	122
Operating lease, ROU asset	207
Property, plant and equipment	9,819
Finance lease, ROU assets *	5,749
Other noncurrent assets	29
Intangible assets – tradenames	220
Accounts payable	(2,834)
Accrued expenses	(78)
Operating lease liability	(207)
Note payable *	(2,917)
Goodwill	17,999
Total assets acquired and liabilities assumed	$33,946

*	In December 2015 (prior to the NMFD Transaction), NMFD and Karsten entered into an agreement to purchase an industrial revenue bond (“IRB”) issued by Bernalillo County, New Mexico (“Bernalillo”) to be used to finance the costs of the constructing, renovating and equipping of the manufacturing plant and, concurrently, assigned ownership of the manufacturing plant including building and land (“Property”) to Bernalillo as consideration for the purchase of the IRB, as well as entered into a lease agreement to lease the Property from Bernalillo (“Lease”). The Lease provides NMFD the option to purchase the Property for $1 following the payoff of the Lease. The sale of the Property to Bernalillo and concurrent leaseback of the Property in December 2015 did not meet the sale-leaseback accounting requirements as a result of NMFD’s and Karsten’s continuous involvement with the Property and thus, the IRB was not recorded as a sale but as a financing obligation, with the Property remaining on NMFD’s financial statements. The Lease and the IRB have the same counterparty, therefore a right of offset exists so long as NMFD continues to make rent payments under the terms of the Lease.

On May 14, 2021, the balance of the IRB asset and the lease obligation to Bernalillo were $2.9 million and $2.9 million, respectively. Upon the acquisition of NMFD and Karsten, the Company received all rights and assumed obligations related to the IRB, the Property and the Lease. Under business combination accounting literature and prior to the adoption of ASC 842, the transaction involving the IRB and the Lease should not be reassessed and, therefore, the failed sale-leaseback accounting should be reflected in the Company’s purchase accounting. There were no changes to the right of offset as a result of the acquisition and, thus, the lease obligation was offset against the IRB asset and is presented net on the Company’s consolidated balance sheet with no impact to the consolidated operations of income or consolidated cash flow statements. The leased assets are accounted for as a right of use (“ROU”) asset under ASC 842 and the fair value of the ROU asset was determined to be $5.7 million. As such, the lease for the land and the building will be presented on the consolidated balance sheet as an ROU asset of $5.7 million. The Note payable bears interest at 3.8% and has a maturity date of December 29, 2025. The note payable balance is reflected at the present value of future principal payments. The Company recognized the entire balance as a current liability due to noncompliance with certain financing covenants. See Note 14.

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

Belmont Acquisition

On September 28, 2021, Tattooed Chef formed BCI as a wholly-owned subsidiary. On December 21, 2021, BCI acquired substantially all of the assets, and assumed certain specified liabilities, from Belmont Confections, Inc. (“Belmont”) for an aggregate purchase price of $17.0 million. Belmont was a privately held company based in Youngstown, Ohio, and specialized in the development and manufacturing of private label nutritional bars. The primary reason for the purchase of Belmont’s assets and assumption of liabilities was to expand the Company’s manufacturing capacity into a nutritional bars and other ambient products. Approximately $4.0 million of the purchase price was paid by issuing 241,546 shares of Tattooed Chef’s common stock to Belmont’s sole shareholder. The number of shares payable at closing was determined based on the average closing price of the Company’s common stock over the three days preceding the closing date of the acquisition (December 21, 2021). The closing price of Tattooed Chef’s common stock was $16.9 per share at the acquisition date. During the three months ended March 31, 2022, BCI contributed $8.0 million of revenue and $0.6 million of net loss.

Under the acquisition method of accounting, the assets acquired and liabilities assumed by the Company in connection with the Belmont Acquisition were initially recorded at their respective fair values. The Company considered the potential impact to the depreciation expense as a result of the fair values assigned to the acquired assets. The excess of the purchase price over the fair value of assets acquired and liabilities assumed of approximately $8.9 million was recorded as goodwill.

In relation to the acquisition, transaction costs of $0.2 million incurred by the Company were recorded to operating expense within the consolidated statement of operations for the year ended December 31, 2021. An immaterial amount of seller’s transaction costs were paid by the Company and included in the purchase price consideration. The following table summarizes the preliminary fair value of assets acquired and liabilities assumed in the Belmont Acquisition as of the date of acquisition (in thousands):

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

The unaudited pro forma financial information in the table below summarizes the combined results of operations for the Company and all 2021 acquisitions as if both the NMFD Acquisition and the Belmont Acquisition had occurred as of January 1, 2021. There were no acquisitions during the three months ended March 31, 2022. The unaudited pro forma financial information as presented below is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisitions had occurred on the dates indicated.

	Three-Months Ended
	March 31,
(in thousands, except per share)	2022	2021
Net Revenue	$72,064	$68,974
Net Loss	(17,551)	(8,498)
Net Loss per Share
Basic	$(0.21)	$(0.11)
Diluted	$(0.22)	$(0.11)

10.	Derivative instruments

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

Starting in February 2020, the Company entered into a trading facility for derivative forward contracts. Under this facility, the Company has access to open foreign exchange forward contract instruments to purchase a specific amount of funds in Euros and to settle, on an agreed-upon future date, in a corresponding amount of funds in US dollars. During the three months ended March 31, 2022, the Company did not enter into any new foreign currency exchange forward contracts. During the three months ended March 31, 2021, the Company entered into foreign currency exchange forward contracts to purchase 22.0 million Euros. The notional amounts of these derivatives were $26.9 million for the three-month period ended March 31, 2021.

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

The fair values of the Company’s derivative instruments classified as Level 2 financial instruments (see Note 11 Fair Value Measurements) and the line items within the accompanying condensed consolidated balance sheets to which they were recorded are summarized as follows (in thousands):

	Balance Sheet Line Item	As of March 31, 2022	As of December 31, 2021
Derivatives not designated as hedging instruments:
Foreign currency derivatives	Forward contract derivative liability	$1,960	$1,804
Total		$1,960	$1,804

The effect on the accompanying condensed consolidated statements of operations and comprehensive loss of derivative instruments not designated as hedges is summarized as follows (in thousands):

		Three Months Ended March 31,
	Line Item in Statements of Operations	2022	2021
Derivatives not designated as hedging instruments:
Foreign currency derivatives	Other income (expense)	$(1,023)	$(3,001)
Total		$(1,023)	$(3,001)

Unrealized and realized losses on forward currency derivatives for the three months ended March 31, 2022 were $1.0 million and $0.9 million, respectively. The Company has notional amounts of $31.8 million and $43.5 million on outstanding derivatives as of March 31, 2022 and December 31, 2021, respectively.

11.	FAIR VALUE MEASUREMENTS

The carrying amounts of cash, accounts receivables, accounts payable and certain notes payable approximate fair value because of the short maturity and/or variable rates generally associated with these instruments. Long-term debt as of March 31, 2022 and December 31, 2021 approximates its fair value as the interest rates are indexed to market rates (Level 2 “inputs”). The Company categorizes the inputs to the fair value measurements into three levels based on the lowest level input that is significant to the fair value measurement in its entirety.

Warrant Liabilities

The Private Placement Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the condensed consolidated balance sheets. The warrant liabilities are measured at fair value at inception (“initial measurement”), which is at the Closing Date, and on a recurring basis (“subsequent remeasurement”), with changes in fair value presented within change in fair value of warrant liabilities in the condensed consolidated statements of operations and comprehensive loss.

Initial Measurement

The value of the Private Placement Warrants was initially measured at fair value on October 15, 2020, the Closing Date.

Subsequent Measurement

At each reporting period or upon exercise of the Warrants, the Company remeasures the Private Placement Warrants at their fair values with the change in fair value reported to current operations within the condensed consolidated statements of operations and comprehensive loss. During the three months ended March 31, 2022, no Private Placement Warrants were settled.

For the three months ended March 31, 2022, change in the fair value of the warrant liabilities charged to current operations amounted to a gain of $0.2 million.

Fair Value Measurement

The fair value of the Private Placement Warrants was determined to be $5.27 per Warrant as of March 31, 2022 using Monte Carlo simulations and using Level 3 inputs. Inherent in a Monte Carlo simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock warrants based on implied volatility from its traded warrants and historical volatility of select peers’ common stock with similar expected term of the Warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield on the grant date with a maturity similar to the expected remaining term of the warrants. The expected term of the Warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company estimated to remain at zero.

The following table provides quantitative information regarding the inputs to the fair value measurement of the Private Placement Warrants as of each measurement date:

	March 31,	December 31,
Input	2022	2021
Risk-free interest rate	2.44%	1.08%
Expected term (years)	3.55	3.79
Expected volatility	50.00%	45.00%
Exercise price	$11.50	$11.50
Fair value per Unit	$5.27	$7.07

As of March 31, 2022, the fair value of the Private Placement Warrants was determined to be $5.27 per warrant, or an aggregate value of $0.6 million for 115,160 outstanding warrants.

On December 31, 2021, the fair value of the Private Placement Warrants was determined to be $7.07 per warrant, or an aggregate value of $0.8 million for 115,160 outstanding warrants.

The following table presents the changes in the fair value of warrant liabilities (in thousands):

Private Placement
Fair value as of December 31, 2021	$814
Exercise of Private Placement Warrants	-
Change in fair value(1)	(207)
Fair value as of March 31, 2022	$607

Private
Placement
Fair value as of December 31, 2020	$5,184
Exercise of Private Placement Warrants	(2,989)
Change in fair value(1)	(320)
Fair value as of March 31, 2021	$1,875

(1)	Changes in fair value are recognized in change in fair value of warrant liabilities in the consolidated statements of operations and comprehensive loss.

Derivative Instruments

Derivative contracts are valued using quoted market prices and significant other observable inputs. The Company uses derivative instruments to minimize our exposure to fluctuations in foreign currency exchange rates. The Company’s derivative instruments primarily include foreign currency forward contracts related to certain intercompany loans and intercompany trading balances. The fair values for the majority of the Company’s foreign currency derivative contracts are evaluated by comparing the contract rate to a published forward price of the underlying market rates, which is based on market rates of comparable transactions. The valuation approach is classified within Level 2 of the fair value hierarchy. See Note 10.

Business Combination

Business combinations are accounted for using the acquisition method of accounting. The Company recognizes the assets acquired and the liabilities assumed at the acquisition date measured at their fair values as of that date. Fair value determinations are based on a variety of valuation techniques based on the facts and circumstances surrounding the transaction and the nature of the assets. In determining the fair value of the assets acquired and liabilities assumed in a material acquisition, the Company may utilize from the assistance of third party valuation firms to determine fair values of some or all of the assets acquired, and liabilities assumed, or may complete some or all of the valuations internally. Fair value of property plant and equipment were determined by a cost approach to calculate the replacement or reproduction cost. Fair value of inventories was based on replacement cost to estimate the value of raw materials and the comparative sales method to estimate the value of work in process and finished goods. The value of goodwill reflects the excess of the fair value of the consideration conveyed to the seller over the fair value of the net assets received. See Note 9.

12.	ACCRUED EXPENSES

The following table provides additional information related to the Company’s accrued expenses as of (in thousands):

	March 31, 2022	December 31, 2021
Accrued customer incentives	$1,282	$1,471
Accrued payroll	3,573	1,600
Accrued commission	1,239	607
Other accrued expenses	128	89
Total	$6,222	$3,767

13.	INCOME TAXES

The following table presents the provision for income taxes and the effective tax rate for the three months ended March 31, 2022 and March 31, 2021 (in thousands):

	March 31, 2022	March 31, 2021
Income tax (expense) benefit	$(256)	$1,475
Effective tax rate	-1%	15%

The income tax (expense) benefit for the three months ended March 31, 2022 was primarily attributable to foreign income tax expenses for the Company’s foreign income in Italy.

The income tax (expense) benefit for the three months ended March 31, 2022 was primarily attributable to federal, state and foreign income tax expenses attributable to federal and state tax benefits on the Company’s U.S. loss as a C-corporation, offset by foreign income tax expenses on the Company’s foreign income in Italy.

The Company also believes that quarterly effective tax rates will vary from the fiscal 2022 effective tax rate as a result of recognizing the income tax effects of items that the Company cannot anticipate such as the changes in tax laws, tax amounts associated with foreign earnings at rates different from the United States federal statutory rate, and changes in valuation allowance. The Company’s foreign earnings on Italian operations are subject to foreign taxes applicable to its income derived in Italy. These taxes include income tax.

As of March 31, 2022 and December 31, 2021, the Company had no open tax examinations by any taxing jurisdiction in which it operates. The taxing authorities of the most significant jurisdictions are the United States Internal Revenue Service and the California Franchise Tax Board and the Agenzia delle Entrate. The statute of limitations for which the Company’s tax returns are subject to examination are as follows: Federal 2018-2021, California 2017-2021, and Italy 2017-2021.

14.	INDEBTEDNESS

Debt consisted of the following as of (in thousands):

	March 31, 2022	December 31, 2021
Notes payable	$5,591	$5,735
Revolving credit facility	1,583	1,200
Total debt	7,174	6,935
Less current debt	(6,545)	(6,219)
Total long-term debt	$629	$716

Revolving credit facilities

The Company is party to a revolving line of credit agreement, which has been amended from time to time, pursuant to which a credit facility has been extended to the Company until May 31, 2022 (the “Credit Facility”). The Credit Facility provides the Company with up to $25.0 million in revolving credit. Under the Credit Facility, the Company may borrow up to (a) 90% of the net amount of eligible accounts receivable; plus, (b) the lower of: (i) sum of: (1) 50% of the net amount of eligible inventory; plus (2) 45% of the net amount of eligible in-transit inventory; (ii) $10.0 million; or (iii) 50% of the aggregate amount of revolving loans outstanding, minus (c) the sum of all reserves. Under the Credit Facility: (i) the Company’s fixed charge coverage ratio may not be less than 1.10:1.00, and (ii) the Company may make dividends or distributions in shares of stock of the same class and also distributions for the payment of taxes. As of March 31, 2022, the Company was not in compliance with all terms and conditions of its Credit Facility. This noncompliance has no impact on the Company’s borrowing capacity and financial condition. On February 21, 2022, the lender issued a waiver of financial covenants letter to the Company waiving the requirement to comply with the debt covenant for the period ended December 31, 2021.

The revolving line of credit bears interest at the sum of (i) the greater of (a) the daily Prime Rate, or (b) LIBOR plus 2%; and (ii) 1%. The actual interest rates on outstanding borrowings were at 4.25% at both of March 31, 2022 and December 31, 2021.

The revolving line of credit has an arrangement associated with it wherein all collections from collateralized receivables are deposited into a collection account and applied to the outstanding balance of the line of credit on a daily basis. The funds in the collection account are earmarked for payment towards the outstanding line of credit and given the Company’s obligation to pay off the outstanding balance on a daily basis, the balance was classified as a current liability on the Company’s condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021. The balance on the credit facility was $0 million as of both March 31, 2022 and December 31, 2021.

The Credit Facility includes a capital expenditure loan (“Capex Loan”) in the amount of up to $1.9 million that functions to reimburse the Company for certain qualified expenses related to the Company’s purchase of capital equipment. All borrowings against this loan are payable on a straight-line basis over 5 years and accrue interest at the greater of (a) the daily Prime Rate or (b) the daily LIBOR Rate plus 4%. The loan was paid off in full with the proceeds from the Transaction. The balance on the Capex Loan was $0 million as of both March 31, 2022 and December 31, 2021.

In March 2021, Ittella Italy entered into a line of credit with a financial institution in the amount of up to 0.6 million Euros. The balance on the credit facility was 0.6 million Euros ($0.7 million) and 0.6 million Euros ($0.7 million) as of March 31, 2022, and December 31, 2021, respectively. The credit facility bears a one-time commission fee at 0.40% and interest at 1.50% per annum. Under this credit facility, Ittella Italy borrows the amount based on the sales invoices presented to the financial institution and pays back within 60 days. This line of credit does not have an expiration date and does not contain financial covenants.

In September 2021, Ittella Italy entered into another credit line with a financial institution in the amount of up to 1.4 million Euros. The balance on the credit line was 0.8 million Euros ($0.9 million) and 0.5 million Euros ($0.5 million) as of March 31, 2022, and December 31, 2021, respectively. The credit facility bears a one-time commission fee at 0.40% and interest at 0.85% per annum. Under this credit facility, the financial institution advances suppliers based on purchase invoices presented and Ittella Italy pays back within 180 days. This line of credit does not have an expiration date and does not contain financial covenants.

Notes payable

In connection with the NMFD Transaction in May 2021 (see Note 9), the Company assumed a note payable in the amount of $2.9 million. The note payable bears interest at 3.8% per annum and has a maturity date of December 29, 2025. Under the note payable, NMFD must maintain a minimum fixed charge coverage ratio of 1.20:1.00, assessed semi-annually as of June 30th and December 31st of each calendar year beginning December 31, 2021, and the Company must, on a consolidated basis, maintain a funded debt to EBITDA ratio not to exceed four to one, tested semi-annually as of June 30 and December 31, with the first test to begin June 30, 2021. The outstanding balance of the note payable was $2.8 million and $2.8 million as of March 31, 2022, and December 31, 2021, respectively. The balance was classified as a current liability due to noncompliance with above financing covenants.

In May 2021, Ittella Italy entered into a promissory note with a financial institution in the amount of 1.0 million Euros. The note accrues interest at 1.014% per annum and has a maturity date of May 28, 2025, when the full principal and interest are due. The promissory note does not contain any financial covenant. The balance on the promissory note was 0.8 million Euro ($0.9 million USD) and 0.9 million Euro ($1.0 million USD) as of March 31, 2022 and December 31, 2021, respectively. As of March 31, 2022, the balance of the note in the amount of approximately 0.6 million Euro ($0.6 million USD) was classified as long term liability.

On January 6, 2020, Properties, the VIE, refinanced all of its existing debt with a financial institution in the amount of $2.1 million (the “Note”). The Note accrues interest at 3.60% and has a maturity date of January 31, 2035. Financial covenants of the Note include a minimum fixed charge coverage ratio of 1.20 to 1.00. The outstanding balance on the Note was $1.9 million and $1.9 million as of March 31, 2022 and December 31, 2021, respectively. As of March 31, 2022, the VIE was not in compliance with the fixed charge coverage ratio and the full balance of the Note was classified as a current liability. On March 15, 2022, the VIE executed an amendment to the Note that includes a waiver of the requirement to comply with the debt covenant through June 30, 2022. Commencing with the fiscal quarter ending September 30, 2022, the VIE should meet a minimum fixed charge coverage ratio of 1.20 to 1.00.

Future minimum principal payments due on the notes payable, including notes payable to related parties, for periods subsequent to March 31, 2022 are as follows (in thousands):

Nine months ending December 31, 2022	$6,477
2023	276
2024	280
2025	141
Total	$7,174

15.	STOCKHOLDERS’ EQUITY

The condensed consolidated statements of changes in equity reflect the Reverse Recapitalization as of October 15, 2020 as discussed in Note 1. Since Myjojo was determined to be the accounting acquirer in the Reverse Recapitalization, all periods prior to the consummation of the Transaction reflect the balances and activity of Myjojo (other than shares which were retroactively restated in connection with the Transaction).

Further, the Company issued awards to certain officers and all of the directors pursuant to the Tattooed Chef, Inc. 2020 Incentive Award Plan (“Director Awards”) on December 17, 2020 (see Note 16).

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Common Stock

The Company is authorized to issue 1,000,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 82,441,641 shares issued and outstanding.

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

The Public Warrants became exercisable upon the occurrence of certain events (trigger events), including the completion of the Transaction. Once the Public Warrants become exercisable, the Company was able to redeem the Public Warrants in whole, at a price of $0.01 per warrant within 30 days after a written notice of redemption, and if, and only if, the reported last sale price of the Company’s common stock equaled or exceeded $18.00 per share for any 20 trading days within a 30-trading day period ending three business days before the Company sent the notice of redemption to the holder.

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

Forum completed a business combination, which is one of the trigger events for exercisability of the Warrants.

Warrant activity is as follows:

	Public Warrants	Private Placement Warrants
Issued and outstanding as of October 15, 2020	20,000,000	655,000
Exercised	(5,540,316)	(247,423)
Issued and outstanding as of December 31, 2020	14,459,684	407,577
Exercised	(14,459,684)	(292,417)
Issued and outstanding as of December 31, 2021	-	115,160
Exercised	-	-
Redeemed	-	-
Issued and outstanding as of March 31, 2022	-	115,160

The Public Warrants were considered freestanding equity-classified instruments due to their detachable and separately exercisable features. Accordingly, the Public Warrants were presented as a component of Stockholders’ Equity in accordance with ASC 815-40-25.

As discussed in Note 11, the Private Placement Warrants are considered freestanding liability-classified instruments under ASC 815-40-25.

16.	Equity INCENTIVE PLAN

On October 15, 2020, the Company’s Tattooed Chef, Inc. 2020 Incentive Plan (the “Plan”) became effective and permits the granting of equity awards of up to 5,200,000 common shares to executives, employees and non-employee directors, with the maximum number of common shares to be granted in a single fiscal year, when taken together with any cash fees paid to the non-employee director during that year in respect of his or her service as a non-employee director, not exceeding $0.1 million in total value to any non-employee director. Awards available for grant under the Plan include Incentive Stock Options, Nonqualified Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Other Share-based Awards, Other Cash-based Awards and Dividend Equivalents. Shares issued under the Plan may be newly issued shares or reissued treasury shares.

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

The table below summarizes the share-based activity in the Plan:

	Number of Awards Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms (Years)	Intrinsic Value (in thousands)
Balance at December 31, 2021	1,593,800	$21.30	9.26	$-
Granted	45,000	13.06
Cancelled and forfeited	-	-
Exercised	-	-
Balance at March 31, 2022	1,638,800	$21.08	9.04	$-
Exercisable at March 31, 2022	336,267	$22.73	8.89	$-

	Number of Awards Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Intrinsic Value (in thousands)
Balance at December 31, 2020	756,300	$24.69	9.98	$-
Granted	-	-
Cancelled and forfeited	(1,500)	24.69
Exercised	-	-
Balance at March 31, 2021	754,800	$24.69	9.73	$-
Exercisable at March 31, 2021	-	$-	-	$-

There were no options exercised during the three months ended March 31, 2022 and 2021.

Compensation expense is recorded on a straight-line basis over the vesting period, which is the requisite service period, beginning on the grant date. The compensation expense is based on the fair value of each option grant using the Black-Scholes option pricing model. During the three months ended March 31, 2022 and 2021, respectively, the Company recorded in the aggregate $0.9 million and $0.5 million of share-based compensation expense related to stock options, which is included in operating expenses in the Company’s condensed consolidated statements of operations and comprehensive loss. As of March 31, 2022, the Company had stock-based compensation of $7.0 million related to stock options not yet recognized that are expected to be recognized over an estimated weighted average period of approximately three years.

The fair value of each option grant was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions during the three months ended:

	March 31, 2022	March 31, 2021
Equity volatility	32.37%	25.89%
Risk-free interest rate	2.50%	0.67%
Expected term (in years)	6	6
Expected dividend	0.00%	0.00%

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

The fair value of granted stock options was $0.2 million and $0.0 million for the three months ended March 31, 2022 and 2021, respectively.

Any option granted under the Plan may include tandem Stock Appreciation Rights (“SARs”). SARs may also be awarded to eligible persons independent of any option. The strike price for common share for each SAR shall not be less than 100% of the fair value of the shares determined as of the date of grant. There were no SARs outstanding as of March 31, 2022 and December 31, 2021.

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

No director restricted stock activity under the Plan for the three months ended March 31, 2022. Director restricted stock activity under the Plan for the three months ended March 31, 2021 was as follows:

	Employee Director Awards		Non-Employee Director Awards
		Weighted-		Weighted-
	Number of	Average	Number of	Average
	Shares	Fair Value	Shares	Fair Value
Balance at December 31, 2020	-	$-	-	$-
Granted	-	-	15,216	18.93
Vested	-	-	(15,216)	18.93
Forfeited	-	-	-	-
Non-vested restricted stock at March 31, 2021	-	$-	-	$-

Non-director employee and consultant restricted stock activity under the Plan for the three months ended March 31, 2022 is as follows:

	Employee Awards		Consultant (Non-Employee) Award
	Number of Shares	Weighted- Average Fair Value	Number of Shares	Weighted- Average Fair Value
Balance at December 31, 2021	-	$-	-	$-
Granted	3,828	13.06	200,000	15.54
Vested	(3,828)	13.06	(25,000)	15.54
Forfeited	-	-	-	-
Non-vested restricted stock at March 31, 2022	-	$-	175,000	$15.54

Non-director employee and consultant restricted stock activity under the Plan for the three months ended March 31, 2021 is as follows:

	Employee Awards		Consultant (Non-Employee) Awards
		Weighted-		Weighted-
	Number of	Average	Number of	Average
	Shares	Fair Value	Shares	Fair Value
Balance at December 31, 2020	400,000	$24.28	100,000	$24.69
Granted	30,416	23.65	100,000	18.96
Vested	(4,916)	24.28	(100,000)	18.96
Forfeited	(100,000)	24.69	(100,000)	24.69
Non-vested restricted stock at March 31, 2021	325,500	$24.10	-	$-

During the three months ended March 31, 2022 and 2021, the Company recorded in aggregate $0.4 million and $2.7 million, respectively, of share-based compensation expense related to restricted stock awards, which is included in operating expenses in the Company’s condensed consolidated statements of operations and comprehensive loss.

The fair value of granted restricted stock was $3.2 million and $2.9 million for the three months ended March 31, 2022 and 2021, respectively.

As of March 31, 2022, unrecognized compensation costs related to the employee restricted stock awards was $2.7 million and is expected to be recognized over the weighted average period of two years.

17.	RELATED PARTY TRANSACTIONS

The Company leases office property in San Pedro, California from Deluna Properties, Inc., a company owned by Salvatore Galletti. Rent paid amount was $0.04 million for both of the three months ended March 31, 2022 and 2021. As of March 31, 2022, under the adoption of ASC 842, the Company recorded $2.0 million of operating lease right-of-use asset and $2.1 million of operating lease liabilities in relation to this lease.

In Connection with Belmont acquisition in December 2021, the Company entered into a lease agreement with Penhurst Realty, LLC, owned by Belmont’s prior owner who is currently serving as the president of BCI. Rent expense was $0.1 million for the three months ended March 31, 2022. As of March 31, 2022, under the adoption of ASC 842, the Company recorded $0.6 million of operating lease right-of-use asset and $0.6 million of operating lease liabilities in relation to this lease.

A company affiliated with a member of the Board has been contracted to provide marketing assistance to the Company. The Company paid $0.1 million for the services provided during the three months ended March 31, 2022.

18.	COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, the Company also enters into real property leases, which require the Company as lessee to indemnify the lessor from liabilities arising out of the Company’s occupancy of the properties. The Company’s indemnification obligations are generally covered under the Company’s general insurance policies.

As of March 31, 2022, the Company has one additional operating lease that has not yet commenced. Approximately $9.5 million of operating lease ROU asset and operating lease liabilities are expected to be recognized in the Company’s consolidated balance sheet upon the possession date in April 2022.

From time to time, the Company is involved in various litigation matters arising in the ordinary course of business. The Company does not believe the disposition of any current matter will have a material effect on its condensed consolidated financial position or results of operations and cash flows.

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

Based on the assessment by management together with the independent assessment from its local legal counsel, the Company believes that a loss is currently not probable and an estimate cannot be made. Therefore, no accrual has been made as of March 31, 2022 nor December 31, 2021.

19.	CONSOLIDATED VARIABLE INTEREST ENTITY

Properties, the Company’s consolidated VIE, owns the Alondra Building, which is leased by Ittella International for 10 years from August 1, 2015 through August 1, 2025. Properties is wholly owned by Salvatore Galletti. The construction and acquisition of the Alondra building by Properties were funded by a loan agreement with unconditional guarantees by Ittella International and terms providing that 100% of the Alondra building must be leased to Ittella International throughout the term of the loan agreement.

Ittella International guarantees the loan for Properties and substantially all of Properties’ transactions occur with the Ittella International. Thus, Properties’ equity at risk is considered to be insufficient to finance its activities without additional support from Ittella International. Therefore, Properties was designed in a way such that substantially all of the assets benefit the Company, and substantially all of the obligations are absorbed by the Company. Given the Company has control over the assets that most significantly affect the economic performance of Properties, the Company is determined to be the primary beneficiary of Properties. As a result, Properties is considered a VIE of the Company and is required to be consolidated.

The results of operations and cash flows of Properties are included in the Company’s condensed consolidated financial statements. For the three-month periods ended March 31, 2022 and 2021, 100 % of the revenue of Properties is intercompany and thus was eliminated in consolidation. Properties contributed expenses of $0.1 million and $0.1 million for the three months ended March 31, 2022 and 2021, respectively.

20.	LOSS per share

The following is the summary of basic and diluted EPS for the three months ended March 31, 2022 and 2021 (in thousands):

	2022	2021
Numerator
Net loss	$(17,551)	$(8,242)
Gain on fair value remeasurement related to Warrants	(207)	(472)
Dilutive net loss	(17,758)	(8,714)
Denominator
Weighted average common shares outstanding	82,238	80,240
Effect of potentially dilutive securities related to Warrants	10	304
Weighted average diluted shares outstanding	82,248	80,544
Loss per share
Basic	$(0.21)	$(0.10)
Diluted	$(0.22)	$(0.11)

The following have been excluded from the calculation of diluted earnings per share as the effect of including them would have been anti-dilutive for the three months ended March 31, 2022 and 2021 (in thousands):

	2022	2021
Stock options	1,639	318
Restricted stock awards	175	318
Total	1,814	636

21.	SUBSEQUENT EVENTS

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our financial statements and related notes (the “Financial Statements”) included elsewhere in this Quarterly Report on Form 10-Q (the “Quarterly Report”) and the section entitled “Risk Factors.” Unless otherwise indicated, the terms “Tattooed Chef,” “the Company,” “we,” “us,” or “our” refer to Tattooed Chef, Inc., a Delaware corporation, together with its consolidated subsidiaries.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the period ending December 31, 2021 filed with the SEC and Part II, Item 1A. Risk Factors herein. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise. Factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, the following:

●	our ability to maintain the listing of our common stock on Nasdaq;

●	our ability to raise capital in the future;

●	our ability to acquire and integrate new operations successfully;

●	market conditions and global and economic factors beyond our control, including the potential adverse effects of the ongoing global coronavirus (COVID-19) pandemic on capital markets, war (including the ongoing conflict in Ukraine), climate change, general economic conditions, unemployment and our liquidity, operations and personnel;

●	our ability to obtain raw materials on a timely basis or in quantities sufficient to meet the demand for our products;

●	our ability to grow our customer base;

●	our ability to forecast and maintain an adequate rate of revenue growth and appropriately plan its expenses;

●	our expectations regarding future expenditures;

●	our ability to attract and retain qualified employees and key personnel;

●	our ability to retain relationship with third party suppliers;

●	our ability to compete effectively in the competitive packaged food industry;

●	our ability to protect and enhance our corporate reputation and brand;

●	the impact of inflation; and

●	the impact of future regulatory, judicial, and legislative changes on our industry.

Overview

We are a rapidly growing plant-based food company offering a broad portfolio of innovative frozen foods. We supply plant-based products to leading retailers in the United States, with signature products such as ready-to-cook bowls, zucchini spirals, riced cauliflower, acai and smoothie bowls, cauliflower crust pizza, handheld burritos, and quesadillas. Our products are available both in private label and our “Tattooed Chef™” brand in the frozen food section of retail food stores.

Results of Operations

	Three months Ended March 31
(in thousands)	2022	% of revenue	2021	% of revenue
Net revenue	$72,064	100.0%	$52,469	100.0%
Cost of goods sold	63,914	88.7%	45,289	86.3%
Gross profit	8,150	11.3%	7,180	13.7%
Net loss	(17,551)	-24.4%	(8,242)	-15.7%

Major operating expenses:
Promotional expenses	2,904	4.0%	1,932	3.7%
Marketing expenses	6,128	8.5%	2,666	5.1%
Post-manufacture cold storage costs	1,801	2.5%	711	1.4%
Professional services	2,726	3.8%	919	1.8%
Stock compensation expenses	1,287	1.8%	3,297	6.3%
Payroll, benefits and recruiting expenses	2,628	3.6%	1,162	2.2%
Operating expenses of newly acquired entities NMFD and BCI	2,365	3.3%	-	0.0%

Net revenue increased by $19.6 million, or 37.3%, to $72.1 million for the three months ended March 31, 2022 as compared to $52.5 million for the comparable period in 2021. The revenue increase was due in part to an increase of $7.6 million for Tattooed Chef branded products. In addition, private label products revenue increased by $8.8 million, primarily driven by the sales generated from NMFD and BCI (see Note 9 Business Combination). Other revenue increased by $3.2 million, mainly driven by the sales of salsa, tamales, meats and other products by NMFD to its restaurant customers. Both NMFD and BCI currently primarily manufacture private label products. In the aggregate, NMFD and BCI contributed approximately $17.5 million to our net revenue during the three months ended March 31, 2022. NMFD is expected to be fully operational and manufacturing both private label and Tattooed Chef branded products during 2022. Our Mexican-style plant-based Tattooed Chef branded products, burritos and quesadillas, were introduced to the market during the three months ended March 31, 2022. The Karsten facility is not currently in operation and is expected to become active during the second quarter of 2022. The Karsten facility is expected to manufacture Tattooed Chef branded salty snacks and other alternative Tattooed Chef branded and private label products. Belmont is expected to start manufacturing Tattooed Chef branded products during the second quarter of 2022. We anticipate continued growth in Tattooed Chef branded products primarily due to new product introductions, further expansion with current customers and increased sales to new retail customers. While we are primarily focused on growing our branded business, we will continue to support our current private label business and will evaluate new opportunities with private label customers as they arise.

Cost of goods sold increased $18.6 million, or 41.1%, to $63.9 million for the three months ended March 31, 2022 as compared to $45.3 million for the comparable period in 2021. Cost of goods sold as a percentage of revenue, increased to 88.7% for the three months ended March 31, 2022 from 86.3% for the three months ended March 31, 2021. The increase of cost of goods sold in dollar amount is primarily due to the increase in sales volume. The increase as a percentage of revenue is primarily due to the increases in cost of freight, packaging, and labor due to inflation and the increase in fixed costs including rent and depreciation expenses resulted from new leases assumed and fixed assets acquired though the acquisitions completed during the second and fourth quarters of 2021. As these new subsidiaries haven’t operated at full capacity, the fixed cost as a percentage of revenue is higher than the comparable period in 2021.

Gross profit increased $1.0 million, or 13.5%, to $8.2 million for the three months ended March 31, 2022 as compared to $7.2 million for the comparable period in 2021. Gross margin for the three months ended March 31, 2022 was 11.3% as compared to 13.7% for the three months ended March 31, 2021. The increase in gross profit is due to higher sales volume. The decrease in gross margin in 2022 is due to the increase of cost of sales noted previously. The acquisition (NMFD and Karsten) in New Mexico that was completed in May 2021 and the acquisition (BCI) in Ohio that was completed in December 2021. Both NMFD and BCI currently are not operating at full capacity, because we are in the process to integrate both facilities into our strategic business plans. We expect more new Tattooed Chef branded products to be manufactured by both plants. Therefore, we expect the fixed cost as a percentage of revenue will decrease once the facilities operate at full capacity and achieve economies scale.

We are negotiating different prices at our different club and retail customers based on product quantity and packaging configuration. We consistently evaluate pricing to ensure that the brand is competitive in pricing based on our competitors. With the current economic conditions and inflation, we are continuing to monitor raw materials, packaging, and freight costs to determine our pricing strategy.

Operating expenses increased $10.6 million, or 74.6%, to $24.8 million for the three months ended March 31, 2022 as compared to $14.2 million for the comparable period in 2021. As a percentage of revenue, total operating expenses increased to 34.4% for three months ended March 31, 2022 from 27.1% for the same period in 2021. Compared to the three months ended March 31, 2021, the increase in 2022 is primarily due to a $3.5 million increase in marketing expenses (mainly resulting from a $2.0 million increase in advertising expenses), a $1.0 million increase in promotional expenses, a $1.1 million increase in post-manufacture cold storage expenses, a $1.8 million increase in professional expenses, a $1.5 million increase in payroll and recruiting expenses, and $2.4 million operating expenses for entities that were newly acquired during the second and fourth quarter of 2021, offset by a $2.0 million decrease in stock compensation expense.

The significant increase in advertising, marketing, promotional and post-manufacture cold storage expenses are due to our heavy investment in the Tattooed Chef brand, in order to increase distribution, raise brand awareness, and drive sales in the new stores that are launching our products. The increase in professional expenses is mainly due to the legal, accounting and auditing fees attributable to services performed during the three months ended March 31, 2022 in relation to 2021 year-end audit and reviews (including the filing of amendments to our Form of 10-Qs for the quarterly periods ended March 31, 2021, June 30, 2021 and September 30, 2021), as well as proxy statements to comply as a public reporting company. The increase in payroll and recruiting expense is primarily due to temporary employee cost for marketing activities and our efforts to recruit and retain key employees needed to meet the additional compliance requirements of being a public company. The decrease of stock compensation expense was mainly driven by one restricted stock grant to a marketing consultant during the three months ended March 31, 2021, which grant vested immediately. We expect operating expenses to decrease over time as a percentage of revenue as certain relatively fixed operating expenses will be spread over increasing revenue.

For the three months ended March 31, 2022, we had net losses of $17.6 million, compared to a net loss of $8.2 million for the three months ended March 31, 2021. The increase of net loss was mainly driven by the decrease in gross margin and the increase in operating expenses, as discussed above.

Non-GAAP Financial Measures

We use non-GAAP financial information and believe it is useful to investors as it provides additional information to facilitate comparisons of historical operating results, identify trends in operating results, and provide additional insight on how the management team evaluates the business. Our management team uses Adjusted EBITDA to make operating and strategic decisions, evaluate performance and comply with indebtedness related reporting requirements. Below are details on this non-GAAP measure and the non-GAAP adjustments that the management team makes in the definition of Adjusted EBITDA. The adjustments generally fall within the categories of non-cash items, acquisition and integration costs, business transformation initiatives, and infrequent or unusual losses and gains in a non-recurring nature.   We believe this non-GAAP measure should be considered along with net income, the most closely related GAAP financial measure. Reconciliations between Adjusted EBITDA and net income are below, and discussion regarding underlying GAAP results throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The following table provides a reconciliation from net income to Adjusted EBITDA for three months ended March 31, 2022 and 2021:

	Three Months Ended
(in thousands)	March 31, 2022	March 31, 2021
Net loss	$(17,551)	$(8,242)
Interest	41	20
Income tax expense (benefit)	256	(1,475)
Depreciation	1,507	552
EBITDA	(15,747)	(9,145)
Adjustments
Stock compensation expense	1,287	3,185
Loss on foreign currency forward contracts	1,023	3,001
Gain on warrant remeasurement	(207)	(472)
Acquisition expenses	105	-
ERP related expenses	159	-
Total Adjustments	2,367	5,714
Adjusted EBITDA	$(13,380)	$(3,431)

Liquidity and Capital Resources

As of March 31, 2022, we had $57.4 million in cash and cash equivalents. The cash outflow during the three months ended March 31, 2022 is primarily attributable to a $21.4 million increase in accounts receivable mainly reflecting higher amount of sales, $9.0 million promotional and marketing spending to continually raise our brand awareness, and $8.8 million capital expenditures. The capital expenditures are for automation and robotic machinery to improve our production efficiency and reduce labor cost. By evaluating our business projections and expenditure budgets for 2022 and 2023, we believe our cash on hand is sufficient to meet our current working capital and capital expenditure requirements for a period of at least twelve months from the date of this filing.

Indebtedness

We have a revolving line of credit agreement, which has been amended from time to time, pursuant to which a credit facility has been extended to the Company until May 31, 2022 (the “Credit Facility”). The Credit Facility provides us with up to $25.0 million in revolving credit. Under the Credit Facility, we may borrow up to (a) 90% of the net amount of eligible accounts receivable; plus, (b) the lower of: (i) sum of: (1) 50% of the net amount of eligible inventory; plus (2) 45% of the net amount of eligible in-transit inventory; (ii) $10.0 million; or (iii) 50% of the aggregate amount of revolving loans outstanding, minus (c) the sum of all reserves. Under the Credit Facility, our fixed charge coverage ratio may not be less than 1.10:1.00. As of March 31, 2022, we were not in compliance with the fixed charge coverage ratio term of the Credit Facility. Currently, this noncompliance does not impact our borrowing capacity or accelerate any repayment terms. The revolving line of credit bears interest at the sum of (i) the greater of (a) the daily Prime Rate, or (b) LIBOR plus 2%; and (ii) 1%. The balance on the Credit Facility was $0 million as of March 31, 2022. We are currently working with the financial institution for a new facility but have no assurance that our negotiations in this regard will be successful (See Part II, Item 1A, Risk Factors). See Note 14 to the condensed consolidated financial statements that appear elsewhere in this Quarterly Report on Form 10-Q, for details of our debt disclosure.

Liquidity

We generally fund our short-term and long-term liquidity needs through a combination of cash on hand, cash flows generated from operations, and available borrowings under our Credit Facility (See “— Indebtedness” above). Our management regularly reviews certain liquidity measures to monitor performance.

Cash Flows

The following section presents the major components of net cash flows from and used in operating, investing and financing activities for the three months ended March 31, 2022 and the three months ended March 31, 2021:

	Three months ended March 31,
(in thousands)	2022	2021
Cash (used in) provided by:
Operating activities	$(26,393)	$(17,574)
Investing activities	(8,807)	(2,852)
Financing activities	300	73,502
Net (decrease) increase in cash	$(34,900)	$53,076

Operating Activities

For three months ended March 31, 2022, net cash used in operations was $26.4 million, driven primarily by the net loss of $17.6 million, a $21.4 million increase in accounts receivable and a $4.0 million increase in inventory, partially offset by non-cash items, which included depreciation expense of $1.5 million, stock compensation expense of $1.3 million, unrealized forward contract loss of $1.0 million, bad debt expense of $0.2 million, and by a $3.2 million decrease in prepaid expenses and a $9.9 million increase in accounts payable, accrued expenses and other current liabilities. The increase in accounts receivable is primarily resulting from the increased revenue and some invoice transmission interruption during system conversion. We are actively working with customers to solve the system transmission issues and expect the issue to be resolved during May 2022.

For three months ended March 31, 2021, net cash used in operations was $17.6 million, driven in part by the net loss of $8.2 million, adjusted for non-cash items which included stock compensation expense of $3.2 million, unrealized forward contract loss of $2.2 million, net change in deferred taxes of $1.8 million, depreciation expense of $0.6 million, warrant liability revaluation gain of $0.3 million, and bad debt expense of $0.1 million. Working capital usage has also increased largely due to a $13.0 million increase in accounts receivable resulting from increased revenue, a $7.3 million increase in prepaid expenses mainly due to the increase in prepaid advertising expenses, a $1.0 million increase in inventory, and offset by a $8.0 million increase in accounts payable, accrued expenses and other current liabilities.

Investing Activities

Net cash used in investing activities relates to capital expenditures to support growth and investment in property, plant and equipment to expand production capacity, tenant improvements, and to a lesser extent, replacement of existing equipment.

For the three months ended March 31, 2022, net cash used in investing activities was $8.8 million as compared to $2.9 million for the three months ended March 31, 2021. Cash used in both periods consisted primarily of capital expenditures to improve efficiency and output from our current facilities.

Financing Activities

For the three months ended March 31, 2022, net cash provided by financing activities was $0.3 million, primarily from borrowings, offset by repayments of debt.

For the three months ended March 31, 2021, net cash provided by financing activities was $73.5 million primarily attributable to warrant exercises.

Critical Accounting Policies

There have been no material changes to our critical accounting policies from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (“Form 10-K”).

Recent Accounting Pronouncements

The information required by this Item is incorporated herein by reference to the Notes to Condensed Consolidated Financial Statements - Note 3. Recent Accounting Pronouncements, in Part I, Item 1, of this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks in the ordinary course of our business, including fluctuations in interest rates, raw material prices, foreign currency exchange fluctuations and inflation as follows:

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our cash that consists of amounts held by third-party financial institutions and our long-term debt. Our treasury policy has as its primary objective to preserve principal without significantly increasing risk. We generally held our cash with financial institutions without significant investment activities, therefore we are not exposed to increasing interest rate risk. Our long-term debt is carried at amortized cost and thus fluctuations in interest rates do not impact our consolidated financial statements. However, the fair value of our debt, which pays interest at a fixed rate, will generally fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest.

Ingredient Risk

We are exposed to risk related to the price and availability of our ingredients because our profitability is dependent on, among other things, our ability to anticipate and react to raw material and food costs. We manage the impact of the ingredients costs through select raw material contracts with growers and cooperatives in Italy that allow us to better control ingredient costs.

We source many of our vegetables from Italy, which is one of the largest organic crop areas in the European Union. We engage the services of an agronomist to help with forecasting and scheduling. Based in part on these forecasts, we obtain written commitments from a number of growers and cooperatives to grow certain crops in specified amounts for agreed upon prices, confirmed by purchase orders issued closer to the start of each harvesting season. In addition, we utilize multiple growers across various regions in Italy and are not dependent on any single grower for any single commodity. These commitments provide us with consistent supply throughout the growing season to support our year-round production schedule.

We source strawberries and certain other crops in the United States but are not bound by purchase agreements for the crops sourced in the United States. Acai purée was primarily sourced from Brazil through an American supplier and we buy, at one time, all of our organic Acai that we need for the whole year. We have secured our source of organic Acai for 2022. While we substantially single source this ingredient, we believe there to be ample supply in the market. In 2021, we engaged two additional suppliers to supply Acai purée and we are currently in process to contract another supplier, which would be our fourth supplier, in 2022.

We rely on a sole supplier for liquid nitrogen, Messer LLC, which is used to freeze products during the manufacturing process. We have entered into an agreement that expires in 2025 with Messer LLC to provide up to 120% of our monthly requirements of liquid nitrogen.

During three months ended March 31, 2022, a hypothetical 10% increase or 10% decrease in the weighted-average cost of our primary ingredients, would have resulted in an increase of approximately $3.5 million, or a decrease of approximately $3.5 million, respectively, to cost of goods sold. We are working to expand our supply chain to ensure the certainty of supply of the highest quality raw materials that meet our demanding requirements for quality and intend to enter into long-term contracts to better ensure stability of prices of our ingredients.

Foreign Currency Risk

We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of foreign subsidiary, transaction gains and losses associated with intercompany loans with foreign subsidiary and transactions denominated in currencies other than a location’s functional currency. Our foreign entity, Ittella Italy, uses its local currency as the functional currency. We translate net assets into U.S. dollars at period end exchange rates, while revenue and expense accounts are translated at average exchange rates prevailing during the periods being reported. Resulting currency translation adjustments are included in “Accumulated other comprehensive income” and foreign currency transaction gains and losses are included in “Other income (expense)”. Transaction gains and losses on long-term intra-entity transactions are recorded as a component of “Other comprehensive income (loss).” We have not settled any long-term intercompany loans as of March 31, 2022. Transactions denominated in a currency other than the reporting entity’s functional currency may give rise to transaction gains and losses that impact our results of operations.

Unrealized translation (losses) gains, net of tax, reported as cumulative translation adjustments through “Other comprehensive income (loss)” were $(0.4) million for the three months ended March 31, 2022. Realized foreign currency transaction (losses) gains included in “Other income (expense)” were $(0.9) million for the three months ended March 31, 2022. Sensitivity to foreign currency exchange rates was not material as of March 31, 2022 and December 31, 2021.

Inflation Risk

Historically inflation did not have a material effect on our business, results of operations, or financial condition. Starting in fiscal 2021, some of our ingredient, packaging, freight and storage costs have increased at a rapid rate. We expect the pressures of cost inflation to continue into the remaining of fiscal 2022. In addition, the escalation of the conflict between Russia and Ukraine, including international sanctions in response to that conflict, could result in further inflationary pressures and increase disruption to supply chains, all of which could result in additional increases in our ingredients, packaging, freight and storage costs.

We use a variety of strategies to seek to offset inflation costs. However, we may not be able to generate sufficient productivity improvements or implement price increases to fully offset these cost increases or do so on an acceptable timeline. Our inability or failure to do so could harm our business, results of operations and financial condition.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022 and, based on this evaluation, have concluded that due to the material weaknesses in our internal control over financial reporting previously identified in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2021, our disclosure controls and procedures were not effective as of March 31, 2022. These material weaknesses did not result in a material misstatement of the consolidated financial statements.

Remediation of Material Weaknesses

Our remediation efforts previously disclosed in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2021 to address the identified material weaknesses are ongoing. While we believe the steps taken to date and those planned for future implementation will improve the effectiveness of our internal control over financial reporting, we have not completed all remediation efforts.

The material weaknesses cannot be considered remediated until applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Accordingly, we will continue to monitor and evaluate the effectiveness of our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

In 2021, we began a multi-year implementation of a new enterprise resource planning (“ERP”) system, which replaced our existing core financial system at our Paramount location in January 2022, and will replace our existing core financial systems at certain other locations and acquired locations in the future. The ERP system is designed to accurately maintain the Company’s financial records, enhance the flow of financial information, improve data management and provide timely information to our management team. As the phased implementation of the new ERP system progresses, we may change our processes and procedures which, in turn, could result in changes to our internal control over financial reporting. As such changes occur, we will evaluate quarterly whether such changes materially affect our internal control over financial reporting.

Other than the ongoing steps being taken to implement the remediation plan described above and under Part II, Item 9A in our Annual Report on Form 10-K for the year ended December 31, 2021, and the ERP system implementation described above, there have been no other changes in internal control over financial reporting that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The information required by this Item is incorporated herein by reference to the Notes to Condensed Consolidated Financial Statements - Note 18. Commitments and Contingencies in Part I, Item 1, of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our 2021 Form 10-K, as updated and supplemented below. These risk factors could materially harm our business, operating results and financial condition. Additional factors and uncertainties not currently known to us or that we currently consider immaterial also may materially adversely affect our business, financial condition or future results.

Increasing tensions between the United States and Russia, and other effects of the ongoing conflict in Ukraine, could negatively impact our business, results of operations, and financial condition.

While we do not operate in Russia or Ukraine, the increasing tensions between the United States and Russia and the other effects of the ongoing conflict in Ukraine, have resulted in many broader economic impacts such as the United States imposing sanctions and bans against Russia and Russian products imported into the United States. Such sanctions and bans have and may continue to impact commodity pricing such as fuel and energy costs, making it more expensive for us and our carriers to deliver products to our customers. Further sanctions, bans or other economic actions in response to the ongoing conflict in Ukraine could result in an increase in costs, further disruptions to our supply chain, or a lack of consumer confidence resulting in reduced demand. While the extent of such items is not presently known, any of them could negatively impact our business, results of operations, and financial condition.

Our credit facility expires on May 31, 2022 and if we are unable to negotiate a satisfactory replacement facility by then (or at all), our liquidity and ability to expand could be adversely affected.

Our Credit Facility, described in the Notes to our financial statements and in Management’s Discussion and Analysis of Financial Condition and Results of Operations, expires on May 31, 2022. We are in the process of negotiating a replacement credit facility with the lender of our current Credit Facility. While we believe that a new credit facility on terms satisfactory to us will be in place before the expiration of our current Credit Facility, we cannot provide any assurance that this will happen by that date, or at all. Furthermore, even if we are successful in putting the new credit facility in place on or before May 31, 2022, in the current interest rate environment, any borrowings under the new credit facility will likely be significantly more expensive than our historical experience. If we are unable to have a replacement facility in place by May 31, 2022 (or at all), our liquidity would be adversely affected, and our expansion plans (including anticipated expenditures for capital improvements and possible acquisition) could be delayed or canceled.

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

TATTOOED CHEF, INC.

Date: May 10, 2022	By:	/s/ Salvatore Galletti
	Name:	Salvatore Galletti
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2022	By:	/s/ Stephanie Dieckmann
	Name:	Stephanie Dieckmann
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)