Form 10-Q
period 2022-06-30
Tattooed Chef, Inc.
filed 2022-08-09
CIK 1741231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 3, 2022, there were 82,459,803 shares of common stock, par value $0.0001, issued and outstanding.

TATTOOED CHEF, INC.

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2022

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

TATTOOED CHEF, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except for share information)

	June 30,	December 31,
	2022	2021
ASSETS
CURRENT ASSETS
Cash	$27,729	$92,351
Accounts receivable, net	32,316	25,117
Inventory	62,622	54,562
Prepaid expenses and other current assets	10,824	7,027
TOTAL CURRENT ASSETS	133,491	179,057

Property, plant and equipment, net	57,687	46,476
Operating lease right-of-use asset, net	16,883	8,039
Finance lease right-of-use asset, net	5,554	5,639
Intangible assets, net	96	151
Deferred income taxes, net	259	266
Goodwill	26,705	26,924
Other assets	175	649
TOTAL ASSETS	$240,850	$267,201

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$30,579	$28,334
Accrued expenses	6,525	3,767
Line of credit	1,510	1,200
Notes payable, current portion	5,028	5,019
Forward contract derivative liability	2,988	1,804
Operating lease liabilities, current portion	2,190	1,523
Other current liabilities	386	122
TOTAL CURRENT LIABILITIES	49,206	41,769

Warrant liability	146	814
Operating lease liabilities, net of current portion	14,910	6,599
Notes payable, net of current portion	1,432	716
TOTAL LIABILITIES	65,694	49,898

COMMITMENTS AND CONTINGENCIES (See Note 18)

STOCKHOLDERS’ EQUITY
Preferred stock - $0.0001 par value; 10,000,000 shares authorized, none issued and outstanding at June 30, 2022 and December 31, 2021	-	-
Common stock- $0.0001 par value; 1,000,000,000 shares authorized; 82,459,803 shares and 82,237,813 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	8	8
Additional paid in capital	245,064	242,362
Accumulated other comprehensive loss	(1,814)	(953)
Accumulated deficit	(68,102)	(24,114)
TOTAL STOCKHOLDERS’ EQUITY	175,156	217,303
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$240,850	$267,201

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TATTOOED CHEF, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS (unaudited)

(in thousands, except for share and per share information)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
NET REVENUE	$58,110	$50,270	$130,174	$102,739
COST OF GOODS SOLD	57,370	41,953	121,284	87,242
GROSS PROFIT	740	8,317	8,890	15,497
OPERATING EXPENSES	24,346	16,419	49,139	30,615
LOSS FROM OPERATIONS	(23,606)	(8,102)	(40,249)	(15,118)
Interest expense	(42)	(94)	(83)	(114)
Other (expense) income	(2,334)	733	(2,945)	(1,948)
LOSS BEFORE INCOME TAX EXPENSE	(25,982)	(7,463)	(43,277)	(17,180)
INCOME TAX EXPENSE	(455)	(50,009)	(711)	(48,534)
NET LOSS	$(26,437)	$(57,472)	$(43,988)	$(65,714)

NET LOSS PER SHARE
Basic	$(0.32)	$(0.70)	$(0.53)	$(0.81)
Diluted	$(0.32)	$(0.70)	$(0.53)	$(0.81)

WEIGHTED AVERAGE COMMON SHARES
Basic	82,284,005	81,981,428	82,261,079	81,121,795
Diluted	82,284,005	81,981,428	82,261,079	81,258,427

OTHER COMPREHENSIVE LOSS, NET OF TAX
Foreign currency translation adjustments	(431)	(210)	(861)	(101)
COMPREHENSIVE LOSS	$(26,868)	$(57,682)	$(44,849)	$(65,815)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TATTOOED CHEF, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

(in thousands, except for share information)

	Common Stock		Additional Paid-In	Accumulated Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
Balance as of January 1, 2022	82,237,813	$8	$242,362	$(953)	$(24,114)	$217,303
Foreign currency translation adjustment	-	-		(430)	-	(430)
Stock-based compensation	-	-	1,287	-	-	1,287
Issuance of restricted stock awards	203,828	-	-	-	-	-
Net loss	-	-	-	-	(17,551)	(17,551)
Balance as of March 31, 2022	82,441,641	$8	$243,649	$(1,383)	$(41,665)	$200,609
Foreign currency translation adjustment	-	-	-	(431)	-	(431)
Stock-based compensation	-	-	1,415	-	-	1,415
Issuance of restricted stock awards	18,162	-	-	-	-	-
Net loss	-	-	-	-	(26,437)	(26,437)
Balance as of June 30, 2022	82,459,803	$8	$245,064	$(1,814)	$(68,102)	$175,156

	Common Stock		Treasury	Additional Paid-In	Accumulated Comprehensive Income	Retained Earnings
	Shares	Amount	Shares	Capital	(Loss)	(Deficit)	Total
Balance as of January 1, 2021	71,551,067	$7	(81,087)	$168,448	$1	$63,598	$232,054
Foreign currency translation adjustment	-	-	-	-	109	-	109
Distribution	-	-	-	-	-	(308)	(308)
Stock-based compensation	-	-	-	3,185	-	-	3,185
Forfeiture of stock-based awards	(95,084)	-	-	-	-	-	-
Cancellation of treasury shares	(81,087)	-	81,087	-	-	-	-
Exercise of warrants	10,025,303	1	-	63,361	-	-	63,362
Net loss	-	-	-	-	-	(8,242)	(8,242)
Balance as of March 31, 2021	81,400,199	$8	-	$234,994	$110	$55,048	$290,160
Foreign currency translation adjustment	-	-	-	-	(210)	-	(210)
Stock-based compensation	-	-	-	582	-	-	582
Non-employee stock-based compensation	835,000	-	-	181	-	-	181
Forfeiture of stock-based awards	(300,000)	-	-	(445)	-	-	(445)
Exercise of warrants	3,469	-	-	71	-	-	71
Net loss	-	-	-	-	-	(57,472)	(57,472)
Balance as of June 30, 2021	81,938,668	$8	-	$235,383	$(100)	$(2,424)	$232,867

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TATTOOED CHEF, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(43,988)	$(65,714)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	3,043	1,462
Bad debt expense	117	311
Accretion of debt financing costs	-	3
Unrealized foreign currency losses	626	-
Revaluation of warrant liability	(668)	51
Unrealized forward contract loss	1,184	1,074
Non-cash lease cost	138	44
Stock compensation expense	2,702	3,502
Deferred taxes, net	(14)	47,549
Changes in operating assets and liabilities:
Accounts receivable	(7,088)	(2,320)
Inventory	(8,703)	(8,415)
Prepaid expenses and other assets	(3,471)	(3,613)
Accounts payable	2,930	(664)
Accrued expenses	2,839	1,922
Other current liabilities	289	436
Net cash used in operating activities	(50,064)	(24,372)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(15,568)	(10,140)
Acquisition of subsidiaries, net of cash acquired	(42)	(33,918)
Net cash used in investing activities	(15,610)	(44,058)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings in Credit Facility	31	2,093
Borrowings on Line of Credit	702	-
Repayments on Line of Credit	(314)	-
Repayments of notes payable to related parties	-	(42)
Borrowings of notes payable	1,109	1,168
Repayments of notes payable	(267)	(140)
Proceeds from the exercise of warrants	-	73,957
Payment of distributions	-	(308)
Net cash provided by financing activities	1,261	76,728

NET (DECREASE) INCREASE IN CASH	(64,413)	8,298
EFFECT OF EXCHANGE RATE ON CASH	(209)	305
CASH AT BEGINNING OF PERIOD	$92,351	$131,579
CASH AT END OF PERIOD	$27,729	$140,182

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$88	$100
Income taxes	$165	$249
Noncash investing and financing activities:
Capital expenditures included in accounts payable	$1,415	$776

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

On October 15, 2020 (the “Closing Date”), Forum consummated the transactions contemplated within the Agreement and Plan of Merger dated June 11, 2020 as amended on August 10, 2020 (the “Merger Agreement”), by and among Forum, Myjojo, Inc., a Delaware corporation (“Myjojo”), Sprout Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Forum (“Merger Sub”), and Salvatore Galletti, in his capacity as the holder representative. The transactions contemplated by the Merger Agreement are referred to herein as the “Transaction”.

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

Tattooed Chef and its subsidiaries (collectively, the “Company”) are principally engaged in the manufacturing and sale of plant-based foods including, but not limited to, ready-to-cook bowls, zucchini spirals, riced cauliflower, acai and smoothie bowls, cauliflower crust pizza, wood-fired plant based pizzas, handheld burritos, tortillas, chips, bars and quesadillas primarily in the United States and Italy.

Ittella Properties LLC (“Ittella Properties”), the Company’s variable interest entity (“VIE”), owns a building located on Alondra Blvd., Paramount, California (“Alondra Building”), which is leased by Ittella International for 10 years from August 1, 2015 through August 1, 2025. Ittella Properties is wholly owned by Salvatore Galletti. The construction and acquisition of the Alondra building by Ittella Properties were funded by a loan agreement with unconditional guarantees by Ittella International and terms providing that 100% of the Alondra building must be leased to Ittella International throughout the term of the loan agreement. Accordingly, Ittella Properties is determined to be a consolidated VIE.

On May 14, 2021, the Company acquired New Mexico Food Distributors, Inc. (“NMFD”) and Karsten Tortilla Factory, LLC (“Karsten”) in an all-cash transaction for approximately $34.1 million (collectively, the “NMFD Transaction”). NMFD and Karsten were privately held companies based in Albuquerque, New Mexico. NMFD produces and sells frozen and ready-to-eat Mexican food products to retail and food service customers through its network of distributors in the United States. NMFD processes its products in two leased facilities located in New Mexico. See Note 8 Business Combinations.

On September 28, 2021, Tattooed Chef formed BCI Acquisition, Inc. (“BCI”). On December 21, 2021, BCI acquired substantially all of the assets, and assumed certain specified liabilities, from Belmont Confections, Inc. (“Belmont”) for an aggregate purchase price of approximately $16.7 million. Belmont was a privately held company based in Youngstown, Ohio, and specialized in the development and manufacturing of private label nutritional bars. See Note 8 Business Combinations.

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

Basis of Presentation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Regulation S-X of the Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on March 16, 2022, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2021 included in the accompanying unaudited condensed consolidated financial statements is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

The Transaction was accounted for as a reverse recapitalization in accordance with GAAP (the “Reverse Recapitalization”). Under this method, Forum was treated as the “acquired” company (“Accounting Acquiree”) and Myjojo, the accounting acquirer, was assumed to have issued stock for the net assets of Forum, accompanied by a recapitalization.

The net assets of Forum are stated at historical cost, with no goodwill or other intangible assets recorded. The consolidated assets, liabilities and results of operations prior to the Reverse Recapitalization are those of Myjojo. The shares and corresponding capital amounts and earnings per share available for common stockholders, prior to the Reverse Recapitalization, have been retroactively restated.

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

Significant Accounting Policies. There have been no material changes to the Company’s significant accounting policies from its Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Sales and Marketing Expenses. The Company expenses costs associated with sales and marketing as incurred. Sales and marketing expenses were $12.3 million and $8.2 million for the three months ended June 30, 2022 and 2021, respectively, and $24.9 million and $14.8 million for the six months ended June 30, 2022 and 2021, respectively. Sales and marketing expenses are included in operating expenses in the condensed consolidated statements of operations and comprehensive loss.

Leases. In April 2022, the Company commenced one operating lease for a facility in Vernon, California, for 10 years with option to extend two additional five years. Approximately $9.5 million of operating lease ROU asset and $9.4 million of operating lease liabilities were recognized on the Company’s consolidated balance sheet upon the commencement date.

Concentrations Risk. The Company grants credit, generally without collateral, to customers primarily in the United States. Consequently, the Company is subject to potential credit risk related to changes in business and economic factors in this geographical area.

No single external suppliers accounted for more than 10% of the Company’s cost of goods sold during the periods ended June 30, 2022 and 2021. As such, the Company is not subject to significant concentration risk on suppliers.

Four customers accounted for 68% of the Company’s revenue during the three months ended June 30, 2022. Three customers accounted for more than 78% of the Company’s revenue during the three months ended June 30, 2021.

Customer	2022	2021
Customer A	32%	37%
Customer B	11%	12%
Customer C	13%	29%
Customer D	12%	*

*	Customer accounted for less than 10% of revenue in the period.

Three customers accounted for 61% of the Company’s revenue during the six months ended June 30, 2022. Three customers accounted for more than 84% of the Company’s revenue during the six months ended June 30, 2021.

Customer	2022	2021
Customer A	34%	38%
Customer B	*	11%
Customer C	17%	35%
Customer D	10%	*

*	Customer accounted for less than 10% of revenue in the period.

Three customers accounting for more than 10% of the Company’s accounts receivable as of June 30, 2022 and December 31, 2021 were:

	June 30,	December 31,
Customer	2022	2021
Customer A	17%	13%
Customer C	31%	38%
Customer D	12%	12%

COVID-19 Pandemic. The novel coronavirus (“COVID-19”), which was categorized by the World Health Organization as a pandemic in March 2020, continues to significantly impact the United States and the rest of the world and has altered the Company’s business environment and overall working conditions. Despite partial remote working conditions, the Company’s business activities have continued to operate with minimal interruptions.

However, the pandemic may adversely affect the Company’s suppliers and could impair its ability to obtain raw material inventory in the quantities or of a quality the Company desires. The Company currently sources a material amount of its raw materials from Italy. Though the Company is not dependent on any single Italian grower for its supply of a certain crop, events (including COVID-19) generally affecting these growers could adversely affect the Company’s business.

The Company has experienced and is experiencing varying levels of inflation resulting in part from increased shipping and transportation costs, increased raw material and labor costs caused by the COVID-19 pandemic and general global economic conditions. The inflationary impact on the Company’s cost structure has been considered in its product pricing adjustment, which will be beginning in the fourth quarter of 2022, despite a continued focus on reducing manufacturing costs where possible.

The rapid development and fluidity of this situation precludes any prediction as to the ultimate material adverse impact on the financial statements and presents material uncertainty and risk with respect to our business, operations, financial condition and liquidity.

Russia-Ukraine Conflict. Although the Company does not have direct exposure to Russia and Ukraine, the Company is monitoring the geopolitical situation following Russia’s invasion of Ukraine. The Company may experience shortages in materials and increased costs for transportation, energy, and raw materials due in part to the negative impact of the Russia-Ukraine military conflict on the global economy. To date, the conflict between Russia and Ukraine has not had a material negative impact on the Company’s business, financial condition, or results of operations. However, the full impact of the conflict on the Company’s business operations and financial performance remains uncertain and will depend largely on the nature and duration of uncertain and unpredictable events, such as the severity and duration of further military action and its impact on regional and global economic conditions.

3. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Recently issued and adopted accounting pronouncements

In August 2020, Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies the accounting for convertible instruments. ASU 2020-06 removes certain accounting models that separate the embedded conversion features from the host contract for convertible instruments, requiring bifurcation only if the convertible debt feature qualifies as a derivative under ASC 815 or for convertible debt issued at a substantial premium. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The Company adopted the new standard on January 1, 2022. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), as part of its overall simplification initiative to reduce costs and complexity of applying accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements. Amendments include removal of certain exceptions to the general principles of Topic 740, Income Taxes, and simplification in several other areas. ASU 2019-12 is effective for annual reporting periods beginning after December 15, 2020, and interim periods therein. The Company adopted the new standard on January 1, 2021. One of the amendments eliminates a limitation on the amount of income tax benefit that can be recognized in an interim period when a year-to-date loss exceeds the anticipated loss for the year. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles – Goodwill and Other – Internal – Use Software (ASC Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”). ASU 2018-15 became effective for fiscal years beginning after December 15, 2020 and interim periods therein. Early adoption of ASU 2018-15 was permitted, including adoption in any interim period. The Company adopted this standard on January 1, 2021. The adoption of the new standard did not have a material impact on the Company’s condensed consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02” or “ASC 842”). The FASB has subsequently issued several related ASUs that clarified the implementation guidance for certain aspects of ASU 2016-02, which were effective upon the adoption of ASU 2016-02. The purpose of ASU 2016-02 is to provide financial statement users a better understanding of the amount, timing, and uncertainty of cash flows arising from leases. The Company adopted ASU 2016-02 as of January 1, 2021, using the effective date transition method to recognize the cumulative effect of initially applying Topic 842, if any, as an adjustment to retained earnings. The adoption of ASU 2016-12 resulted in an increase of $4.2 million and $4.2 million to total assets and total liabilities from the recording of operating lease right-of-use (“ROU”) assets and operating lease liabilities, respectively, and did not have any impact on the Company’s retained earnings as of January 1, 2021. Finance leases were not impacted by the adoption of ASC 842. The adoption did not materially impact the Company’s condensed consolidated statements of operations or cash flows.

Recently issued but not yet adopted accounting pronouncements

In October 2021, the FASB issued ASU No. 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (Topic 805) (“ASU 2021-08”). ASU 2021-08 requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities (deferred revenue) from acquired contracts using the revenue recognition guidance in Topic 606. At the acquisition date, the acquirer applies the revenue model as if it had originated the acquired contracts. ASU 2021-08 is effective for annual periods beginning after December 15, 2022, including interim periods within those fiscal years. Adoption of ASU 2021-08 should be applied prospectively. Early adoption is also permitted, including adoption in an interim period. If early adopted, the amendments are applied retrospectively to all business combinations for which the acquisition date occurred during the fiscal year of adoption. The Company is currently evaluating the impact of ASU 2021-08 on its condensed consolidated financial statements.

4. REVENUE RECOGNITION

Nature of Revenues

Substantially all of the Company’s revenue from contracts with customers consists of the sale of plant-based foods and is recognized at a point in time in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods.

The Company disaggregates revenue based on the type of products sold to its customers – private label, Tattooed Chef and other. Other revenues primarily consist of burritos, enchiladas and quesadillas and other products by NMFD, acquired by the Company on May 2021 (see Note 8 Business Combinations), to its restaurant customers on an as-needed basis. All sales are recorded within revenue on the accompanying condensed consolidated statements of operations and comprehensive loss. The Company does not have any contract assets or contract liabilities as of June 30, 2022 and December 31, 2021.

Revenue streams for the three months ended June 30, 2022 and 2021 were as follows:

	2022		2021
Revenue Streams (in thousands)	Revenue	% Total	Revenue	% Total
Tattooed Chef	$33,918	58%	$32,798	65%
Private Label	20,972	36%	17,136	34%
Other revenues	3,220	6%	336	1%
Total	$58,110		$50,270

Revenue streams for the six months ended June 30, 2022 and 2021 were as follows:

	2022		2021
Revenue Streams (in thousands)	Revenue	% Total	Revenue	% Total
Tattooed Chef	$77,373	60%	$68,640	67%
Private Label	46,096	35%	33,448	32%
Other revenues	6,705	5%	651	1%
Total	$130,174		$102,739

Significant Judgments

Generally, the Company’s contracts with customers comprise of a written quote and customer purchase order which are governed by the Company’s trade terms and conditions. In certain instances, it may be further supplemented by separate pricing agreements. All products are sold on a standalone basis; therefore, when more than one product is included in a purchase order, the Company has observable evidence of stand-alone selling price. Contracts do not contain a significant financing component as payment terms on invoiced amounts are typically between 7 to 45 days, based on the Company’s credit assessment of individual customers, as well as industry expectations. Product returns are not material. The contracts with customers do not include any additional performance obligations related to warranties and material rights.

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

5. ACCOUNTS RECEIVABLE, NET

The Company evaluates the creditworthiness of its customers regularly and, based on its analysis, the Company has recognized an allowance for doubtful receivables of $0.1 million as of June 30, 2022 and $0.0 million as of December 31, 2021. The Company writes off accounts receivable whenever they become uncollectible, and any payments subsequently received on such receivables are recorded as bad debt recoveries in the period the payment is received. Credit losses from continuing operations have consistently been within management’s expectations.

In 2021, the Company began offering new promotional programs on sales of Tattooed Chef branded products to some new and existing customers. These programs constitute variable considerations and will reduce the transaction price on sales. In addition, the Company estimates variable considerations expected to reduce the related accounts receivables. In developing the estimate, the Company uses either the expected value or most likely amount method to determine the variable consideration. As a result, an allowance for promotional programs of $1.2 million and $4.1 million is recorded and presented as a reduction of accounts receivable as of June 30, 2022 and December 31, 2021, respectively.

Additionally, the Company maintains product demonstration accruals with some of its customers. The product demonstration accruals represent variable consideration and are recorded as a reduction of revenue. The Company’s obligations to the customers are included within accrued expenses on the condensed consolidated balance sheets. The balances outstanding for product demonstration were $1.4 million and $1.5 million as of June 30, 2022 and December 31, 2021, respectively (see Note 12 Accrued Expenses).

6. INVENTORY

Inventory consists of the following as of (in thousands):

	June 30,	December 31,
	2022	2021
Raw materials	$27,699	$22,724
Work-in-process	7,083	5,545
Finished goods	23,240	22,756
Packaging	4,600	3,537
Total inventory	$62,622	$54,562

7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following as of (in thousands):

	June 30,	December 31,
	2022	2021
Land	$680	$738
Buildings	4,822	4,766
Leasehold improvements	5,299	5,336
Machinery and equipment	34,344	33,975
Computer equipment	541	549
Furniture and fixtures	182	169
Construction in progress	21,312	7,986
	67,180	53,519
Less: accumulated depreciation	(9,493)	(7,043)
Property, plant and equipment, net	$57,687	$46,476

The Company recorded depreciation expense for the three months ended June 30, 2022 and 2021 of $1.5 million and $0.9 million, respectively.

The Company recorded depreciation expense for the six months ended June 30, 2022 and 2021 of $3.0 million and $1.4 million, respectively.

8. BUSINESS COMBINATIONS

New Mexico Food Distributors, Inc. (NMFD) and Karsten Acquisition

On May 14, 2021, the Company entered into a stock purchase agreement to acquire all outstanding stock of NMFD, a distributor and manufacturer of frozen and ready-to-eat Mexican food products for a total purchase price of $28.9 million. In addition, the Company entered into a membership interests purchase agreement to acquire all of the membership interest of Karsten for a total purchase price of $5.2 million (together, the “NMFD Transaction”). The primary reason for the purchase of NMFD and Karsten was to expand the Company’s manufacturing capacity to develop more ambient and refrigerated products. The NMFD Transaction met the definition of an acquisition of a business in accordance with ASC 805, Business Combinations, and is accounted for under the acquisition method of accounting. The contribution of revenue from NMFD and Karsten was $4.3 million for each of the three and six months ended June 30, 2021. During the three and six months ended June 30, 2021, the contribution of net operating results from NMFD and Karsten were not material.

Though the purchase agreements for each of NMFD and Karsten were executed as legally separate transactions, each was entered into contemporaneously and in contemplation of the other and involved the same group of sellers. As such, the transactions noted above were accounted for on a combined basis and were viewed to represent a single integrated event.

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

Transaction costs of $0.5 million were incurred in relation to the acquisition and were recorded to operating expense within the condensed consolidated statement of operations for the three months and the six months ended June 30, 2021.

The following table summarizes the fair value of assets acquired and liabilities assumed in the NMFD Transaction as of the date of acquisition (in thousands):

Amount
Purchase consideration, net of cash acquired	$33,988
Assets acquired and liabilities assumed
Accounts receivable	3,567
Inventory	2,270
Prepaid expenses and other current assets	122
Operating lease, ROU asset	207
Property, plant and equipment	9,819
Finance lease, ROU assets *	5,749
Other noncurrent assets	29
Intangible assets – tradenames	220
Accounts payable	(2,834)
Accrued expenses	(78)
Operating lease liability	(207)
Note payable *	(2,917)
Goodwill	18,041
Total assets acquired and liabilities assumed	$33,988

*	In December 2015 (prior to the NMFD Transaction), NMFD and Karsten entered into an agreement to purchase an industrial revenue bond (“IRB”) issued by Bernalillo County, New Mexico (“Bernalillo”) to be used to finance the costs of the construction, renovation and equipment of the manufacturing plant used by NMFD and Karsten and, concurrently, assigned ownership of the manufacturing plant including building and land (“Property”) to Bernalillo as consideration for the purchase of the IRB, as well as entered into a lease agreement to lease the Property from Bernalillo (“Lease”). The Lease provides NMFD the option to purchase the Property for $1 following the payoff of the Lease. The sale of the Property to Bernalillo and concurrent leaseback of the Property in December 2015 did not meet the sale-leaseback accounting requirements as a result of NMFD’s and Karsten’s continuous involvement with the Property and thus, the IRB was not recorded as a sale but as a financing obligation, with the Property remaining on NMFD’s financial statements. The Lease and the IRB have the same counterparty, therefore a right of offset exists so long as NMFD continues to make rent payments under the terms of the Lease.

On May 14, 2021, the balance of the IRB asset and the lease obligation to Bernalillo was each $2.9 million. Upon the acquisition of NMFD and Karsten, the Company received all rights and assumed obligations related to the IRB, the Property and the Lease. Under business combination accounting literature and prior to the adoption of ASC 842, the transaction involving the IRB and the Lease should not be reassessed and, therefore, the failed sale-leaseback accounting should be reflected in the Company’s purchase accounting. There were no changes to the right of offset as a result of the acquisition and, thus, the lease obligation was offset against the IRB asset and was presented net on the Company’s consolidated balance sheet with no impact to the consolidated operations of income or consolidated cash flow statements. The leased assets were accounted for as a right of use (“ROU”) asset under ASC 842 and the fair value of the ROU asset was determined to be $5.7 million and as such was presented on the consolidated balance sheet as an ROU asset of $5.7 million. In connection with the NMFD Transaction in May 2021, the Company assumed a note payable in the amount of $2.9 million (see Note 14 Indebtedness). The Company recognized the entire balance as a current liability due to noncompliance with certain financing covenants.

In June 2022, the Company paid the sellers a post-closing adjustment of approximately $42,000, which resulted in a corresponding increase in the total purchase consideration. This purchase consideration change has no impact on condensed consolidated statement of operations and only increased the balance of goodwill by the same amount.

The excess of purchase consideration over the fair value of the assets acquired and liabilities assumed was recorded as goodwill, which was primarily attributable to the assembled workforce and expanded market opportunities. Goodwill was assigned to the Company’s single reporting unit.

Belmont Acquisition

On September 28, 2021, Tattooed Chef formed BCI as a wholly-owned subsidiary. On December 21, 2021, BCI acquired substantially all of the assets, and assumed certain specified liabilities, from Belmont for an aggregate purchase price of $16.7 million (“Belmont Acquisition”). Belmont was a privately held company based in Youngstown, Ohio, and specialized in the development and manufacturing of private label nutritional bars. The primary reason for the purchase of Belmont’s assets and assumption of liabilities was to expand the Company’s manufacturing capacity into a nutritional bars and other ambient products. Approximately $4.0 million of the purchase price was paid by issuing 241,546 shares of Tattooed Chef’s common stock to Belmont’s sole shareholder. The number of shares payable at closing was determined based on the average closing price of the Company’s common stock over the three days preceding the closing date of the acquisition (December 21, 2021). The closing price of Tattooed Chef’s common stock was $16.9 per share at the acquisition date.

Under the acquisition method of accounting, the assets acquired and liabilities assumed by the Company in connection with the Belmont Acquisition were initially recorded at their respective fair values. The excess of the purchase price over the fair value of assets acquired and liabilities assumed of approximately $8.7 million was recorded as goodwill, which was primarily attributable to the assembled workforce and expanded market opportunities. The recognized goodwill is tax deductible and amortized over a 15-year statutory life. Goodwill was assigned to the Company’s single reporting unit. The fair value assigned to the assets acquired and liabilities assumed are based on management’s estimates and assumptions, which are preliminary, are based on provisional amounts and may be subject to change as additional information is received. The Company expects to finalize the valuation of these assets not later than one year from the acquisition date.

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

Amount
Cash consideration	$12,739
Equity consideration – common stock	4,000
Total purchase consideration	$16,739
Assets acquired and liabilities assumed
Accounts receivable	$1,630
Inventory	4,130
Prepaid expenses and other current assets	38
Operating lease ROU asset	870
Property, plant and equipment	6,477
Accounts payable	(3,477)
Accrued expenses	(723)
Operating lease liability	(870)
Goodwill	8,664
Total assets acquired and liabilities assumed	$16,739

On May 11, 2022, the Company received an escrow joint release letter to receive a refund of $0.3 million from the escrow agent in relation to the acquisition purchase price adjustment. With this refund of payments, total purchase consideration decreased by $0.3 million. This purchase consideration change has no impact on the income statement line items and only decreased the balance of goodwill by the same amount.

The unaudited pro forma financial information in the table below summarizes the combined results of operations for the Company and all 2021 acquisitions as if both the NMFD Transaction and the Belmont Acquisition had occurred as of January 1, 2021. There were no acquisitions during the three and six months ended June 30, 2022. The unaudited pro forma financial information as presented below is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisitions had occurred on the dates indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2022	2021	2022	2021
Net revenue	$58,110	$62,729	$130,174	$131,703
Net loss	(26,437)	(53,935)	(43,988)	(62,433)
Net loss per share
Basic	$(0.32)	$(0.66)	$(0.53)	$(0.77)
Diluted	$(0.32)	$(0.66)	$(0.53)	$(0.77)

9. INTANGIBLE ASSETS, NET AND GOODWILL

Intangible assets consist of the following as of (in thousands):

	June 30,	December 31,
	2022	2021
Amortizable tradenames	$220	$220
Less: accumulated amortization	(124)	(69)
Intangible assets, net	$96	$151

The estimated useful lives of the identifiable definite-lived intangible assets, acquired in the NMFD Transaction (see Note 8 Business Combinations) in May 2021, were determined to be two years.

The Company recorded insignificant amortization expense for the three and six months ended June 30, 2022.

Estimated future amortization expense for the definite-lived intangible assets is as follows (in thousands):

Six months ending December 31, 2022	$55
2023	41
Total	$96

The following table sets forth the change in the carrying amount of goodwill for the six months ended June 30, 2022 (in thousands):

Balance as of January 1, 2022	$26,924
Measurement period adjustment (change in consideration) (see Note 8 Business Combinations)	(219)
Balance as of June 30, 2022	$26,705

Goodwill is tested annually on September 30. No goodwill impairment was recorded during the three and six months ended June 30, 2022.

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

Starting in February 2020, the Company entered into a trading facility for derivative forward contracts. Under this facility, the Company has access to open foreign exchange forward contract instruments to purchase a specific amount of funds in Euros and to settle, on an agreed-upon future date, in a corresponding amount of funds in US dollars. During the six months ended June 30, 2022 and 2021, the Company entered into foreign currency exchange forward contracts to purchase 19.9 million Euros and 36.4 million Euros, respectively. The notional amounts of these derivatives were $22.3 million and $44.2 million for the six-month period ended June 30, 2022 and 2021, respectively.

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

The fair values of the Company’s derivative instruments classified as Level 2 financial instruments (see Note 11 Fair Value Measurements) and the line items within the accompanying condensed consolidated balance sheets to which they were recorded are summarized as follows (in thousands):

	Balance Sheet Line Item	As of June 30, 2022	As of December 31, 2021
Derivatives not designated as hedging instruments:
Foreign currency derivatives	Forward contract derivative liability	$2,988	$1,804
Total		$2,988	$1,804

The effect on the accompanying condensed consolidated statements of operations and comprehensive loss of derivative instruments not designated as hedges is summarized as follows (in thousands):

		Three Months Ended
		June 30,
	Line Item in Statements of Operations	2022	2021
Derivatives not designated as hedging instruments:
Foreign currency derivatives	Other income (expense)	$(2,049)	$1,023
Total		$(2,049)	$1,023

		Six Months Ended
		June 30,
	Line Item in Statements of Operations	2022	2021
Derivatives not designated as hedging instruments:
Foreign currency derivatives	Other income (expense)	$(3,072)	$(1,978)
Total		$(3,072)	$(1,978)

Unrealized and realized losses on forward currency derivatives for the three and six months ended June 30, 2022 were $2.0 million and $3.1 million, respectively. Unrealized and realized (gains) loss on forward currency derivatives for the three and six months ended June 30, 2021 were $(1.0) million and $2.0 million, respectively. The Company has notional amounts of $41.5 million and $43.5 million on outstanding derivatives as of June 30, 2022 and December 31, 2021, respectively.

11. FAIR VALUE MEASUREMENTS

The carrying amounts of cash, accounts receivables, accounts payable and certain notes payable approximate fair value because of the short maturity and/or variable rates generally associated with these instruments. Long-term debt as of June 30, 2022 and December 31, 2021 approximates its fair value as the interest rates are indexed to market rates (Level 2 “inputs”). The Company categorizes the inputs to the fair value measurements into three levels based on the lowest level input that is significant to the fair value measurement in its entirety.

Warrant Liabilities

In connection with Forum’s IPO and issuance of Private Placement Units in August 2018, Forum issued Units consisting of common stock with attached Public Warrants and Private Placement Warrants (together, the “Warrants”). All Public Warrants were exercised during 2020 and 2021.

Each Private Placement Warrant entitled or entitles the holder to purchase one share of the Company’s common stock at an exercise price of $11.50.

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

Subsequent Measurement

At each reporting period or upon exercise of the Warrants, the Company remeasures the Private Placement Warrants at their fair values with the change in fair value reported to current operations within the condensed consolidated statements of operations and comprehensive loss. During the three and six months ended June 30, 2022, no Private Placement Warrants were settled.

For the three and six months ended June 30, 2022, change in the fair value of the warrant liabilities charged to current operations amounted to a gain of $0.5 million and a gain of $0.7 million, respectively.

Fair Value Measurement

The fair value of the Private Placement Warrants was determined to be $1.26 per Warrant as of June 30, 2022 using Monte Carlo simulations and using Level 3 inputs. Inherent in a Monte Carlo simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock warrants based on implied volatility from its traded warrants and historical volatility of select peers’ common stock with similar expected term of the Warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield on the grant date with a maturity similar to the expected remaining term of the warrants. The expected term of the Warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company estimated to remain at zero.

The following table provides quantitative information regarding the inputs to the fair value measurement of the Private Placement Warrants as of each measurement date:

	June 30,	December 31,
Input	2022	2021
Risk-free interest rate	2.99%	1.08%
Expected term (years)	3.30	3.79
Expected volatility	50.00%	45.00%
Exercise price	$11.50	$11.50
Fair value per Unit	$1.26	$7.07

As of June 30, 2022, the fair value of the Private Placement Warrants was determined to be $1.26 per warrant, or an aggregate value of $0.1 million for 115,160 outstanding warrants.

On December 31, 2021, the fair value of the Private Placement Warrants was determined to be $7.07 per warrant, or an aggregate value of $0.8 million for 115,160 outstanding warrants.

The following table presents the changes in the fair value of private placement warrant liabilities (in thousands):
Six Months Ended
June 30, 2022
Fair value as of December 31, 2021	$814
Exercise of Private Placement Warrants	-
Change in fair value(1)	(668)
Fair value as of June 30, 2022	$146

Six Months Ended June 30, 2021

Fair value as of December 31, 2020	$5,184
Exercise of Private Placement Warrants	(3,020)
Change in fair value(1)	51
Fair value as of June 30, 2021	$2,215

(1)	Changes in fair value are recognized in change in fair value of warrant liabilities in the condensed consolidated statements of operations and comprehensive loss.

Derivative Instruments

Derivative contracts are valued using quoted market prices and significant other observable inputs. The Company uses derivative instruments to minimize its exposure to fluctuations in foreign currency exchange rates. The Company’s derivative instruments primarily include foreign currency forward contracts related to certain intercompany loans and intercompany trading balances. The fair values for the majority of the Company’s foreign currency derivative contracts are evaluated by comparing the contract rate to a published forward price of the underlying market rates, which is based on market rates of comparable transactions. The valuation approach is classified within Level 2 of the fair value hierarchy. See Note 10 Derivative Instruments.

Business Combination

Business combinations are accounted for using the acquisition method of accounting. The Company recognizes the assets acquired and the liabilities assumed at the acquisition date measured at their fair values as of that date. Fair value determinations are based on a variety of valuation techniques based on the facts and circumstances surrounding the transaction and the nature of the assets. In determining the fair value of the assets acquired and liabilities assumed in a material acquisition, the Company may utilize from the assistance of third party valuation firms to determine fair values of some or all of the assets acquired, and liabilities assumed, or may complete some or all of the valuations internally. Fair value of property plant and equipment were determined by a cost approach to calculate the replacement or reproduction cost. Fair value of inventories was based on replacement cost to estimate the value of raw materials and the comparative sales method to estimate the value of work in process and finished goods. The value of goodwill reflects the excess of the fair value of the consideration conveyed to the seller over the fair value of the net assets received. See Note 8 Business Combinations.

12. ACCRUED EXPENSES

The following table provides additional information related to the Company’s accrued expenses as of (in thousands):

	June 30,	December 31,
	2022	2021
Accrued product demonstration	$1,377	$1,471
Accrued payroll	3,312	1,600
Accrued commission	1,065	607
Other accrued expenses	771	89
Total	$6,525	$3,767

13. INCOME TAXES

The following table presents the provision for income taxes and the effective tax rate for the periods ended June 30, 2022 and 2021 (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Income tax expense	$455	$50,009	$711	$48,534
Effective tax rate	(2)%	(670)%	(2)%	(283)%

The income tax expense for the three and six months ended June 30, 2022 was primarily attributable to foreign income tax expenses for the Company’s activities in Italy as well as state minimum taxes.

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

As of June 30, 2022 and December 31, 2021, the Company had no open tax examinations by any taxing jurisdiction in which it operates. The taxing authorities of the most significant jurisdictions are the United States Internal Revenue Service, the California Franchise Tax Board and the Agenzia delle Entrate. The statute of limitations for which the Company’s tax returns are subject to examination are as follows: Federal 2018-2021, California 2017-2021, and Italy 2017-2021.

14. INDEBTEDNESS

Debt consisted of the following as of (in thousands):

	June 30,	December 31,
	2022	2021
Notes payable	$6,460	$5,735
Line of credit	1,510	1,200
Total debt	7,970	6,935
Less current debt	(6,538)	(6,219)
Total long-term debt	$1,432	$716

Lines of Credit

The Company is party to a revolving line of credit agreement, which has been amended from time to time, pursuant to which a credit facility has been extended to the Company until September 30, 2023 (the “Credit Facility”). The Credit Facility provides the Company with up to $25.0 million in revolving credit. Under the Credit Facility, the Company may borrow up to (a) 90% of the net amount of eligible accounts receivable; plus, (b) the lower of: (i) sum of: (1) 50% of the net amount of eligible inventory; plus (2) 45% of the net amount of eligible in-transit inventory; (ii) $10.0 million; or (iii) 50% of the aggregate amount of revolving loans outstanding, minus (c) the sum of all reserves. Under the Credit Facility amended and effected on June 30, 2022, the fixed charge coverage ratio was replaced by liquidity requirement. The Company is required to maintain minimum liquidity of not less than $10.0 million. Not less often than monthly (or weekly during a trigger period), the Company shall furnish to lender a borrowing base certificate as of the close of business on the last business day of such week. Trigger period means the period following any date on which (a) an event of default has occurred, or (b) the Company’s liquidity is less than $20.0 million. As of June 30, 2022, the Company was compliance with all of the financial covenants under the Credit Facility.

The Credit Facility bears interest at an annual rate equal to the sum of the Daily Adjusting Term SOFR Rate in effect from time to time plus 3.00%. “Daily Adjusting Term SOFR Rate” means, for any day, the rate per annum equal to the Term SOFR. The Daily Adjusting Term SOFR Rate shall be adjusted on a daily basis; provided that, if such rate is not published on such determination date then the rate will be the Term SOFR Rate on the first business day immediately prior thereto. The actual interest rates on outstanding borrowings were at 5.75% and 4.25% as of June 30, 2022 and December 31, 2021, respectively.

The Credit Facility has an arrangement associated with it wherein all collections from collateralized receivables are deposited into a collection account and applied to the outstanding balance of the line of credit on a daily basis. The funds in the collection account are earmarked for payment towards the outstanding line of credit and given the Company’s obligation to pay off the outstanding balance on a daily basis, the balance was classified as a current liability on the Company’s condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021. The balance on the Credit Facility was $0.0 million as both of June 30, 2022 and December 31, 2021. As of June 30, 2022, up to the full $25.0 million available for borrowing under the Credit Facility, of which $0.6 million has been utilized for the letter of credit issuance as described below.

The Credit Facility includes a letter of credit subfacility in the amount of up to $1.0 million. The Company agrees to pay (i) to the lender for each letter of credit, a per annum fee (the “Letter of Credit Fee”) equal to 1.00% of the outstanding letter of credit obligations, which fee shall be payable monthly in arrears on the first day of each calendar month, (ii) to the letter of credit issuer, for its own account, all customary charges and commissions associated with the issuance, amending, negotiating, payment, processing, renewal, transfer and administration of letters of credit, which charges shall be paid as and when incurred, and (iii) to the lender, all customary charges of the letter of credit issuer referenced in clause (ii) above paid by the lender on behalf of the Company. The Letter of Credit Fee shall be payable when the letter of credit is issued and on each anniversary thereof and on the Credit Facility maturity date. As of June 30, 2022, the Company had $0.6 million outstanding letter of credit under the subfacility.

In March 2021, Ittella Italy entered into a credit facility with a financial institution in the amount of up to 0.6 million Euros. The balance on the credit facility was 0.6 million Euros ($0.6 million USD) and 0.6 million Euros ($0.7 million USD) as of June 30, 2022, and December 31, 2021, respectively. The credit facility bears a one-time commission fee at 0.40% and interest at 1.50% per annum. Under this credit facility, Ittella Italy borrows the amount based on the sales invoices presented to the financial institution and pays back within 60 days. This line of credit does not have an expiration date and does not contain financial covenants.

In September 2021, Ittella Italy entered into a line of credit (the “Line of Credit”) with a financial institution in the amount of up to 1.4 million Euros. The balance on the line of credit was 0.8 million Euros ($0.9 million USD) and 0.5 million Euros ($0.5 million USD) as of June 30, 2022, and December 31, 2021, respectively. The Line of Credit bears a one-time commission fee at 0.40% and interest at 0.85% per annum. Under this line of credit, the financial institution advances suppliers based on purchase invoices presented and Ittella Italy pays back the amounts borrowed within 180 days. This line of credit does not have an expiration date and does not contain financial covenants.

For the lines of credit with payment term greater than 90 days, the Company presents the borrowing and repayment amounts at gross in the condensed consolidated statements of cash flows. For the lines of credit with payment term shorter than 90 days, the Company presents the borrowing and repayment amounts at net in the condensed consolidated statements of cash flows.

Notes payable

In connection with the NMFD Transaction in May 2021 (see Note 8 Business Combinations), the Company assumed a note payable in the amount of $2.9 million. The note payable bears interest at 3.8% per annum and has a maturity date of December 29, 2025. Under the note payable, NMFD must maintain a minimum fixed charge coverage ratio of 1.20:1.00, assessed semi-annually as of June 30 and December 31 of each calendar year beginning December 31, 2021, and the Company must, on a consolidated basis, maintain a funded debt to EBITDA ratio not to exceed 4.00 to 1.00, tested semi-annually as of June 30 and December 31 of each calendar year beginning June 30, 2021. The outstanding balance of the note payable was $2.8 million and $2.8 million as of June 30, 2022, and December 31, 2021, respectively. The balance was classified as a current liability due to noncompliance with the above financing covenants.

In May 2021, Ittella Italy entered into a promissory note with a financial institution in the amount of 1.0 million Euros. The note accrues interest at 1.014% per annum and has a maturity date of May 28, 2025, when the full principal and interest are due. The promissory note does not contain financial covenant. The balance on the promissory note was 0.8 million Euros ($0.8 million USD) and 0.9 million Euros ($1.0 million USD) as of June 30, 2022 and December 31, 2021, respectively. As of June 30, 2022, the balance of the note in the amount of approximately 0.5 million Euros ($0.5 million USD) was classified as long term liability.

In April 2022, Ittella Italy entered into a promissory note with a financial institution in the amount of 1.0 million Euros. The note accrues interest at 1.9% per annum and has a maturity date of April 7, 2026, when the full principal and interest are due. The promissory note does not contain financial covenant. The balance on the promissory note was 1.0 million Euros ($1.0 million USD) as of June 30, 2022. As of June 30, 2022, the balance of the note in the amount of approximately 0.9 million Euros ($0.9 million USD) was classified as long term liability.

On January 6, 2020, Ittella Properties, the VIE, refinanced all of its existing debt with a financial institution in the amount of $2.1 million. The note accrues interest at 3.60% per annum and has a maturity date of January 31, 2035. Financial covenants of the note include a minimum fixed charge coverage ratio of 1.20 to 1.00. The outstanding balance on the note was $1.9 million as of both June 30, 2022 and December 31, 2021. As of June 30, 2022, the VIE was not in compliance with the fixed charge coverage ratio and the full balance of the note was classified as a current liability. Commencing with the fiscal quarter ending September 30, 2022, the VIE should meet a minimum fixed charge coverage ratio of 1.20 to 1.00.

Future minimum principal payments due on the revolving credit facilities and notes payable, for periods subsequent to June 30, 2022 are as follows (in thousands):

Six months ending December 31, 2022	$6,230
2023	586
2024	563
2025	437
2026	154
Total	$7,970

15. STOCKHOLDERS’ EQUITY

The condensed consolidated statements of changes in stockholders’ equity reflect the Reverse Recapitalization as of October 15, 2020 as discussed in Note 1. Since Myjojo was determined to be the accounting acquirer in the Reverse Recapitalization, all periods prior to the consummation of the Transaction reflect the balances and activity of Myjojo (other than shares which were retroactively restated in connection with the Transaction).

Further, the Company issued awards to certain officers and all of the directors pursuant to the Tattooed Chef, Inc. 2020 Incentive Award Plan (the “Plan”) on December 17, 2020 (see Note 16 Equity Incentive Plan).

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock , par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Common Stock

The Company is authorized to issue 1,000,000,000 shares of common stock, par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 82,459,803 and 82,237,813 shares of common stock issued and outstanding, respectively.

Warrants

In connection with Forum’s IPO and issuance of Private Placement Units in August 2018, Forum issued Units consisting of common stock with attached warrants as follows:

1.	Public Warrants – Forum issued 20,000,000 Units at a price of $10.00 per Unit, each Unit consisting of one share of common stock and one Public Warrant.

2.	Private Placement Warrants – Forum issued 655,000 Private Placement Units, each consisting of one share of common stock and one Private Placement Warrant.

Each Warrant entitles the holder to purchase one share of the Company’s common stock at an exercise price of $11.50.

The Public Warrants contained a redemption feature that provided the Company the option to call the Public Warrants for redemption 30 days after notice to the holder when any of conditions described in the following paragraph was met, and to require that any Public Warrant holder who desires to exercise his, her or its Public Warrant prior to the redemption date do so on a “cashless basis,” by converting each Public Warrant for an equivalent number of shares of common stock, determined by dividing (i) the product of the number of shares of common stock underlying the Warrants, multiplied by the difference between the exercise price and the “Fair Market Value”, and (ii) the Fair Market Value (defined as the average last sale price of the common stock for the ten trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of the Public Warrants).

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

The Private Placement Warrants are identical to the Public Warrants, except that so long as they are held by the original holders or any of their permitted transferees, the Private Placement Warrants: (i) may be exercised for cash or on a cashless basis; (ii) may not be transferred, assigned, or sold 30 days after the Closing Date except to a permitted transferee who enters into a written agreement with the Company agreeing to be bound by the transfer restrictions, and (iii) are not redeemable by the Company.

A Warrant may be exercised only during the “Exercise Period” commencing on the later of: (i) the date that is 30 days after the first date on which Forum completes its initial business combination; or (ii) 12 months from the date of the closing of Forum’s IPO, and terminating on the earlier to occur (x) five years after Forum completes its initial business combination; (y) the liquidation of the Company or, (z) the redemption date, subject to any applicable conditions as set forth in the warrant agreement governing the Warrants. The Company in its sole discretion may extend the duration of the Warrants by delaying the expiration date, provided it give at least 20 days prior written notice of any such extension to the registered holders of the Warrants.

The consummation of the Transaction triggered exercisability of the Warrants.

Warrant activity is as follows:

		Private
	Public	Placement
	Warrants	Warrants
Issued and outstanding as of October 15, 2020	20,000,000	655,000
Exercised	(5,540,316)	(247,423)
Issued and outstanding as of December 31, 2020	14,459,684	407,577
Exercised	(14,459,684)	(292,417)
Issued and outstanding as of December 31, 2021	-	115,160
Exercised	-	-
Redeemed	-	-
Issued and outstanding as of June 30, 2022	-	115,160

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

16. EQUITY INCENTIVE PLAN

On October 15, 2020, the Plan became effective and permits the granting of equity awards of up to 5,200,000 common shares to executives, employees and non-employee directors, with the maximum number of common shares to be granted in a single fiscal year, when taken together with any cash fees paid to the non-employee director during that year in respect of his or her service as a non-employee director, not exceeding $0.1 million in total value to any non-employee director or $0.125 million in total value to any non-employee director who serves as the chairperson of a duly formed and authorized committee of the Company’s board of directors. Awards available for grant under the Plan include incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), other share-based awards, other cash-based awards and dividend equivalents. Shares issued under the Plan may be newly issued shares or reissued treasury shares.

Stock Options

Stock options under the Plan are generally granted with a strike price equal to 100% of the fair market value of the common stock on the date of grant, with a three-year vesting period and expire 10 years from the date of grant. The strike price may be higher than the fair value of the common stock on the date of the grant but cannot be lower.

The table below summarizes the share-based activity under the Plan:

	Number of Awards Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms (Years)	Intrinsic Value (in thousands)
Balance at December 31, 2021	1,593,800	$21.30	9.26	$-
Granted 01/01/2022 - 03/31/2022	45,000	13.06
Granted 04/01/2022 - 06/30/2022	-	-
Cancelled and forfeited	(30,000)	19.72
Exercised	-	-
Balance at June 30, 2022	1,608,800	$21.10	8.78	$-
Vested and Exercisable at June 30, 2022	426,267	$21.69	8.68	$-

	Number of Awards Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms (Years)	Intrinsic Value (in thousands)
Balance at December 31, 2020	756,300	$24.69	9.98	$-
Granted 01/01/2021 - 03/31/2021	-	-
Granted 04/01/2021 - 06/30/2021	270,000	17.82
Cancelled and forfeited	(3,000)	24.69
Exercised	-	-
Balance at June 30, 2021	1,023,300	$22.88	9.57	$-
Vested and Exercisable at June 30, 2021	-	$-	-	$-

There were no options exercised during the three months and six months ended June 30, 2022 and 2021, respectively.

Compensation expense is recorded on a straight-line basis over the vesting period, which is the requisite service period, beginning on the grant date. The compensation expense is based on the fair value of each option grant using the Black-Scholes option pricing model. During the three and six months ended June 30, 2022, the Company recorded in the aggregate $0.8 million and $1.7 million, respectively, of share-based compensation expense related to stock options, which is included in operating expenses in the Company’s condensed consolidated statements of operations and comprehensive loss. During the three and six months ended June 30, 2021, the Company recorded in the aggregate $0.6 million and $1.1 million, respectively, of share-based compensation expense related to stock options, which is included in operating expenses in the Company’s condensed consolidated statements of operations. As of June 30, 2022, the Company had stock-based compensation of $6.0 million related to stock options not yet recognized that are expected to be recognized over an estimated weighted average period of approximately three years.

There were no new options granted during the three months ended June 30, 2022. The fair value of each option grant was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions during the six months ended June 30, 2022:

Equity volatility	32.37%
Risk-free interest rate	2.50%
Expected term (in years)	6
Expected dividend	-

The fair value of each option grant was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions for the three and six months ended June 30, 2021:

Equity volatility	33.93%
Risk-free interest rate	1.27%
Expected term (in years)	6
Expected dividend	-

The weighted-average grant date fair value of granted stock options was $0.0 million and $0.2 million for the three and six months ended June 30, 2022, respectively. The weighted-average grant date fair value of granted stock options was $1.7 million for each of the three and six months ended June 30, 2021.

Any option granted under the Plan may include tandem Stock Appreciation Rights (“SARs”). SARs may also be awarded to eligible persons independent of any option. The strike price for common share for each SAR shall not be less than 100% of the fair value of the shares determined as of the date of grant. There were no SARs outstanding as of June 30, 2022 and December 31, 2021.

Restricted Stock Awards and Restricted Stock Units

RSUs are convertible into shares of Company common stock upon vesting on a one-to-one basis. Restricted stock awards has the same rights as other issued and outstanding shares of Company common stock except they are not entitled to dividends until the awards vest. Restrictions also limit the sale or transfer of the shares during the vesting period. Any unvested portion of restricted stock and RSUs shall typically be terminated and forfeited upon termination of employment or service of the grantee.

Director restricted stock activity under the Plan for the six months period ended June 30, 2022 was as follows:

Non-Employee Director Awards
Weighted-
	Number of	Average
	Shares	Fair Value
Balance at December 31, 2021	-	$-
Granted 01/01/2022 - 03/31/2022	-	-
Granted 04/01/2022 - 06/30/2022	18,162	12.25
Vested	(18,162)	12.25
Forfeited	-	-
Non-vested restricted stock at June 30, 2022	-	$-

Director restricted stock activity under the Plan for the six months period ended June 30, 2021 was as follows:

Non-Employee Director Awards
Weighted-
	Number of	Average
	Shares	Fair Value
Balance at December 31, 2020	-	$-
Granted 01/01/2021 - 03/31/2021	15,216	18.93
Granted 04/01/2021 - 06/30/2021	-	-
Vested	(15,216)	18.93
Forfeited	-	-
Non-vested restricted stock at June 30, 2021	-	$-

Non-director employee and consultant restricted stock activity under the Plan for the six months period ended June 30, 2022 was as follows:

	Employee Awards		Consultant (Non-Employee) Awards
		Weighted-		Weighted-
	Number of	Average	Number of	Average
	Shares	Fair Value	Shares	Fair Value
Balance at December 31, 2021	-	$-	-	$-
Granted 01/01/2022 - 03/31/2022	3,828	13.06	200,000	15.54
Granted 04/01/2022 - 06/30/2022	-	-	-	-
Vested	(3,828)	13.06	(50,000)	15.54
Forfeited	-	-	-	-
Non-vested restricted stock at June 30, 2022	-	$-	150,000	$15.54

Non-director employee and consultant restricted stock activity under the Plan for the six months period ended June 30, 2021was as follows:

	Employee Awards		Consultant (Non-Employee) Awards
		Weighted-		Weighted-
	Number of	Average	Number of	Average
	Shares	Fair Value	Shares	Fair Value
Balance at December 31, 2020	400,000	$24.28	100,000	$24.69
Granted 01/01/2021 - 03/31/2021	30,416	23.65	100,000	18.96
Granted 04/01/2021 - 06/30/2021	-	-	10,000	18.15
Vested	(4,916)	24.28	(110,000)	18.89
Forfeited	(425,500)	24.62	(100,000)	24.69
Non-vested restricted stock at June 30, 2021	-	$-	-	$-

During the three and six months ended June 30, 2022, the Company recorded share-based compensation expense related to restricted stock awards in aggregate of $0.6 million and $1.0 million, respectively. During the three and six months ended June 30, 2021, the Company recorded share-based compensation expense related to restricted stock awards in aggregate of $(0.3) million and $2.4 million, respectively. Share-based compensation expense is included in operating expenses in the Company’s condensed consolidated statements of operations and comprehensive loss.

The fair value of granted restricted stock award was $0.2 million and $3.4 million for the three and six months ended June 30, 2022, respectively. The fair value of granted restricted stock was $0.2 million and $2.4 million for the three and six months ended June 30, 2021, respectively.

As of June 30, 2022, unrecognized compensation costs related to the restricted stock awards was $2.3 million and is expected to be recognized over a remaining period of 18 months.

17. RELATED PARTY TRANSACTIONS

The Company leases office property in San Pedro, California from Deluna Properties, Inc., a company owned by the Company’s CEO, Salvatore Galletti. The amount of rent paid was approximately $40,000 and $80,000 for the three and six months ended June 30, 2022, respectively. The amount of rent paid was approximately $50,000 and $80,000 for the three and six months ended June 30, 2021, respectively. As of June 30, 2022, under the adoption of ASC 842, the Company recorded $2.0 million of operating lease right-of-use asset and $2.1 million of operating lease liabilities in relation to this lease.

In addition, the Company leased a building from Ittella Properties, an entity owned by Salvatore Galletti. Ittella Properties is considered as the Company’s VIE and consolidated to the Company’s financial statements. See Note 19 Consolidated Variable Interest Entity,

In Connection with Belmont acquisition in December 2021, the Company entered into a lease agreement with Penhurst Realty, LLC, owned by Belmont’s prior owner who is currently serving as the president of BCI. The amounts of rent paid were approximately $60,000 and $120,000 for the three and six months ended June 30, 2022, respectively. As of June 30, 2022, under the adoption of ASC 842, the Company recorded $0.6 million each of operating lease right-of-use asset and operating lease liabilities in related to this lease.

A company affiliated with one of the Company’s non-employee directors has been contracted to provide marketing assistance to the Company. The Company paid $0.1 million and $0.2 million to this company for the services provided during the three and six months ended June 30, 2022, respectively.

18. COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, the Company also enters into leases, which require the Company as lessee to indemnify the lessor from liabilities arising out of the Company’s occupancy of the properties. The Company’s indemnification obligations are generally covered under the Company’s general insurance policies.

From time to time, the Company is involved in various litigation matters arising in the ordinary course of business. The Company does not believe the disposition of any current matter will have a material effect on its condensed consolidated financial position or results of operations and cash flows.

A subsidiary of the Company, Ittella Italy, is involved in certain litigation related to the death of an independent contractor who fell off of the roof of Ittella Italy’s premises while performing pest control services. The case was brought by five relatives of the deceased worker. The five plaintiffs are seeking collectively 1.87 million Euros from the defendants. In addition to Ittella Italy, the pest control company for which the deceased was working at the time of the accident is co-defendant. Furthermore, under Italian law, the president of an Italian company is automatically criminally charged if a workplace death occurs on site. Ittella Italy has engaged local counsel, and while local counsel does not believe it is probable that Ittella Italy or its president will be found culpable, Ittella Italy cannot predict the ultimate outcome of the litigation. Procedurally, the case remains in a very early stage of the litigation. Ultimately, a trial will be required to determine if the defendants are liable, and if they are liable, a second separate proceeding will be required to establish the amount of damages owed by each of the co-defendants. Ittella Italy believes any required payment could be covered by its insurance policy; however, it is not possible to determine the amount at which the insurance company will reimburse Ittella Italy or whether any reimbursement will be received at all. Based on information received from its Italian lawyers, Ittella Italy believes that the litigation may continue for a number of years before it is finally resolved. Based on the assessment by management together with the independent assessment from its local legal counsel, the Company believes that a loss is currently not probable and an estimate cannot be made. Therefore, no accrual has been made as of June 30, 2022 nor December 31, 2021.

19. CONSOLIDATED VARIABLE INTEREST ENTITY

Ittella Properties, the Company’s consolidated VIE, owns the Alondra Building, which is leased by Ittella International for 10 years from August 1, 2015 through August 1, 2025. Ittella Properties is wholly owned by Salvatore Galletti. The construction and acquisition of the Alondra building by Ittella Properties were funded by a loan agreement with unconditional guarantees by Ittella International and terms providing that 100% of the Alondra building must be leased to Ittella International throughout the term of the loan agreement.

Ittella International guarantees the loan for Ittella Properties and substantially all of Ittella Properties’ transactions occur with the Ittella International. Thus, Ittella Properties’ equity at risk is considered to be insufficient to finance its activities without additional support from Ittella International. Therefore, Ittella Properties was designed in a way such that substantially all of the assets benefit the Company, and substantially all of the obligations are absorbed by the Company. Given the Company has control over the assets that most significantly affect the economic performance of Ittella Properties, the Company is determined to be the primary beneficiary of Ittella Properties. As a result, Ittella Properties is considered a VIE of the Company and is required to be consolidated.

The results of operations and cash flows of Ittella Properties are included in the Company’s condensed consolidated financial statements. For the three and six month periods ended both of June 30, 2022 and 2021, 100% of the revenue of Ittella Properties, approximately $0.1 million and $0.2 million of lease income, respectively, received from Ittella International, was intercompany and eliminated in consolidation. Ittella Properties contributed expenses of approximately $50,000 for each of the three month periods ended June 30, 2022 and 2021. Ittella Properties contributed expenses of $0.1 million for each of the six month periods ended June 30, 2022 and 2021.

20. LOSS PER SHARE

The following is the summary of basic and diluted loss per share for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Numerator
Net loss	$(26,437)	$(57,472)	$(43,988)	$(65,714)
Dilutive net loss	$(26,437)	$(57,472)	$(43,988)	$(65,811)

Denominator
Weighted average common shares outstanding	82,284,005	81,981,428	82,261,079	81,121,795
Weighted average diluted shares outstanding	82,284,005	81,981,428	82,261,079	81,258,427

Loss per share
Basic	$(0.32)	$(0.70)	$(0.53)	$(0.81)
Diluted	$(0.32)	$(0.70)	$(0.53)	$(0.81)

The following have been excluded from the calculation of diluted loss per share as the effect of including them would have been anti-dilutive for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Warrants	115	75	115	189
Stock options	1,624	445	1,601	408
Restricted stock awards	163	25	175	-
Total	1,902	545	1,891	597

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

On August 5, 2022, the Company expanded the Credit Facility with UMB Bank N.A. from $25.0 million to $40.0 million and extended the maturity date from September 2023 to September 2025.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek”, “expand” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the period ending December 31, 2021 filed with the SEC and Part II, Item 1A. Risk Factors herein. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise. Factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, the following:

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

Overview

We are a rapidly growing plant-based food company offering a broad portfolio of innovative frozen foods. We supply plant-based products to leading retailers in the United States, with signature products such as ready-to-cook bowls, zucchini spirals, riced cauliflower, acai and smoothie bowls, cauliflower crust pizza, wood fire crusted pizza, handheld burritos, tortillas, chips, bars and quesadillas. Our products are available both in private label and our Tattooed Chef™ brand in the frozen food section of retail food stores.

Both NMFD and BCI, our new entities that were acquired in the second and fourth quarters of 2021 (see Note 8 Business Combinations), currently primarily manufacture private label products. NMFD is expected to manufacture both private label and Tattooed Chef branded products during 2022. Our Mexican-style plant-based Tattooed Chef branded products, including burritos, enchiladas, and quesadillas, total 18 new SKUs, were introduced to the market during the six months ended June 30, 2022. The Karsten facility is not currently in operation and is expected to become active during the third quarter of 2022. The Karsten facility is expected to manufacture Tattooed Chef branded salty snacks and other alternative Tattooed Chef branded and private label products. BCI is also expected to start manufacturing Tattooed Chef branded products during the third quarter of 2022. We anticipate continued growth in Tattooed Chef branded products primarily due to new product introductions, further expansion with current customers, and increased sales to new retail customers. While we are primarily focused on growing our branded business, we will continue to support our current private label business and will evaluate new opportunities with private label customers as they arise.

Results of Operations

The following table sets forth key statistics for the three and six months ended June 30, 2022 and 2021:

	Three months Ended				Six months Ended
	June 30,				June 30,
(in thousands)	2022	% of revenue	2021	% of revenue	2022	% of revenue	2021	% of revenue
Net revenue	$58,110	100.0%	$50,270	100.0%	$130,174	100.0%	$102,739	100.0%
Cost of goods sold	57,370	98.7%	41,953	83.5%	121,284	93.2%	87,242	84.9%
Gross profit	740	1.3%	8,317	16.5%	8,890	6.8%	15,497	15.1%
Operating expenses	24,346	41.9%	16,419	32.7%	49,139	37.7%	30,615	29.8%
Loss from operations	(23,606)	-40.6%	(8,102)	-16.1%	(40,249)	-30.9%	(15,118)	-14.7%
Interest expense	(42)	-0.1%	(94)	-0.2%	(83)	-0.1%	(114)	-0.1%
Other (expense) income	(2,334)	-4.0%	733	1.5%	(2,945)	-2.3%	(1,948)	-1.9%
Loss before provision for income taxes	(25,982)	-44.7%	(7,463)	-14.8%	(43,277)	-33.2%	(17,180)	-16.7%
Income tax expense	(455)	-0.8%	(50,009)	-99.5%	(711)	-0.5%	(48,534)	-47.2%
Net loss	(26,437)	-45.5%	(57,472)	-114.3%	(43,988)	-33.8%	(65,714)	-64.0%

Results of Operations for the Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021.

Net revenue

Net revenue increased by $7.8 million, or 15.6%, to $58.1 million for the three months ended June 30, 2022 as compared to $50.3 million for the comparable period in 2021. The increase was due to an increase of $3.8 million in private label products revenue primarily driven by the sales generated from NMFD and BCI, an increase of $2.9 million in other revenues, mainly driven by the sales of burritos, enchiladas, quesadillas and other products by NMFD to its restaurant customers, and an increase of $1.1 million in Tattooed Chef branded products.

Cost of goods sold

Cost of goods sold increased $15.4 million, or 36.7%, to $57.4 million for the three months ended June 30, 2022 as compared to $42.0 million for the comparable period in 2021. Cost of goods sold, as a percentage of revenue, increased to 98.7% for the three months ended June 30, 2022 from 83.5% for the three months ended June 30, 2021. The increase of cost of goods sold in dollar amount is primarily due to the increase in sales volume. The increase as a percentage of revenue is primarily due to the increases in cost of freight, packaging, raw materials, and labor due to inflation and the increase in fixed costs including rent and depreciation expenses resulting from new leases assumed and fixed assets acquired though the acquisitions completed during the second and fourth quarters of 2021, as well as our newly leased facility in Vernon, California that started on April 1, 2022. As these new facilities are not yet operating at full capacity, the fixed cost as a percentage of revenue is higher than the comparable period in 2021.

Gross Profit

Gross profit decreased $7.6 million, or 91.1%, to $0.7 million for the three months ended June 30, 2022 as compared to $8.3 million for the comparable period in 2021. Gross margin for the three months ended June 30, 2022 was 1.3%, as compared to 16.5% for the three months ended June 30, 2021. We are in the process of ramping production on new Tattooed Chef branded products utilizing the facilities and equipment acquired through the NMFD transaction and the BCI acquisitions. Moving forward, we expect Tattooed Chef branded products to be manufactured by both plants. Therefore, we expect our fixed cost as a percentage of revenue to decrease and our gross margin to increase once the facilities operate at full capacity and achieve economies of scale. In addition, beginning in the fourth quarter of 2022, we plan to implement the first ever price increases for Tattooed Chef branded products.

Operating expenses

Operating expenses increased $7.9 million, or 48.3%, to $24.3 million for the three months ended June 30, 2022 as compared to $16.4 million for the comparable period in 2021. The increase is primarily due to a $2.5 million increase in marketing and promotional expenses, a $1.0 million increase in post-manufacture cold storage expenses, a $1.1 million increase in stock compensation expense, a $1.5 million increase in payroll related expenses, a $0.2 million increase in ERP software implementation and a $2.2 million increase related to entities that were acquired during the second and fourth quarter of 2021, partially offset by a $1.8 million decrease in professional expenses.

The significant increase in marketing, promotional and post-manufacture cold storage expenses is due to our heavy investment in the Tattooed Chef brand, in order to increase distribution, raise brand awareness, and drive sales in the new stores that are launching our products. The increase in payroll related expenses is primarily due to our efforts to recruit and retain key employees who will grow our business, expand the Tattooed Chef brand and meet the additional compliance requirements of being a public company. The increase in stock compensation expense is primarily due to the vesting of one restricted stock grant to a marketing consultant on January 1, 2022 (this grant vests over two years), plus the effect of a forfeiture of restricted stock upon a former employee’s termination during the three months ended June 30, 2021. The decrease in professional expenses is primarily related to acquisitions that occurred during the three months ended June 30, 2021.

Income tax expense

Income tax expense decreased $49.6 million, or 99.1%, to $0.5 million for the three months ended June 30, 2022 as compared to $50.0 million for the comparable period in 2021. The decrease was mainly driven by $50.0 million income tax expense recognized during the comparable period of 2021 that resulted from a whole valuation allowance recognition with respect to a deferred tax asset. We continue to use a full valuation allowance established against our net deferred tax assets in the U.S.

Net Loss

For the three months ended June 30, 2022, we had a net loss of $26.4 million, compared to a net loss of $57.5 million for the three months ended June 30, 2021. The decrease in net loss was mainly driven by the $50.0 million income tax expense in 2021 as discussed above, which was not present in 2022.

Results of Operations for the Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021.

Net revenue

Net revenue increased by $27.4 million, or 26.7%, to $130.2 million for the six months ended June 30, 2022 as compared to $102.7 million for the comparable period in 2021. The increase was due to an increase of $12.6 million in private label products revenue, primarily driven by the sales generated from NMFD and BCI, an increase of $8.7 million in Tattooed Chef branded products, and an increase of $6.1 million in other revenues, mainly driven by the sales of burritos, enchiladas, quesadillas and other products by NMFD to its restaurant customers.

Cost of goods sold

Cost of goods sold increased $34.0 million, or 39.0%, to $121.3 million for the six months ended June 30, 2022 as compared to $87.2 million for the comparable period in 2021. Cost of goods sold, as a percentage of revenue, increased to 93.2% for the six months ended June 30, 2022 from 84.9% for the six months ended June 30, 2021. The increase of cost of goods sold in dollar amount is primarily due to the increase in sales volume. The increase as a percentage of revenue is primarily due to the increases in cost of freight, packaging, raw materials, and labor due to inflation and the increase in fixed costs including rent and depreciation expenses resulting from new leases assumed and fixed assets acquired though the acquisitions completed during the second and fourth quarters of 2021, as well as our newly leased facility in Vernon that started on April 1, 2022. As these new facilities are not yet operating at full capacity, the fixed cost as a percentage of revenue is higher than the comparable period in 2021.

Gross Profit

Gross profit decreased $6.6 million, or 42.6%, to $8.9 million for the six months ended June 30, 2022 as compared to $15.5 million for the comparable period in 2021. Gross margin for the six months ended June 30, 2022 was 6.8%, as compared to 15.1% for the six months ended June 30, 2021. We are in the process of ramping production on new Tattooed Chef branded products by utilizing the facilities and equipment acquired through the NMFD transaction and the BCI acquisition. Moving forward, we expect Tattooed Chef branded products to be manufactured by both plants. Therefore, we expect our fixed cost as a percentage of revenue to decrease and our gross margin to increase once the facilities operate at full capacity and achieve economies of scale. In addition, beginning in the fourth quarter of 2022, we plan to implement the first ever price increases for Tattooed Chef branded products.

Operating expenses

Operating expenses increased $18.5 million, or 60.5%, to $49.1 million for the six months ended June 30, 2022 as compared to $30.6 million for the comparable period in 2021. The increase is primarily due to a $6.9 million increase in marketing and promotional expenses, a $2.1 million increase in post-manufacture cold storage expenses, a $3.5 million increase in payroll related expenses, a $0.3 million increase in ERP software implementation and a $4.6 million increase related to entities that were acquired during the second and fourth quarters of 2021, partially offset by a $0.8 million decrease in stock compensation expense and a $0.3 million decrease in professional expenses.

The significant increase in marketing, promotional and post-manufacture cold storage expenses is due to our heavy investment in the Tattooed Chef brand, in order to increase distribution, raise brand awareness, and drive sales in the new stores that are launching our products. The increase in payroll related expenses is primarily due to our efforts to recruit and retain key employees who will grow our business, expand the Tattooed Chef brand and meet the additional compliance requirements of being a public company. The decrease in stock compensation expense is mainly driven by one restricted stock grant to a marketing consultant during the first quarter of 2021, which was vested immediately. The decrease in professional expenses is primarily related to acquisitions that occurred during the six months ended June 30, 2021.

Income tax expense

Income tax expense decreased $47.8 million, or 98.5%, to $0.7 million for the six months ended June 30, 2022 as compared to $48.5 million for the comparable period in 2021. The decrease was mainly driven by $50.0 million income tax expense recognized during the comparable period of 2021 resulted from a whole valuation allowance recognition with respect to a deferred tax asset. We continue to use a full valuation allowance established against our net deferred tax assets in the U.S.

Net Loss

For the six months ended June 30, 2022, we had a net loss of $44.0 million, compared to a net loss of $65.7 million for the six months ended June 30, 2021. The decrease in net loss was mainly driven by $50.0 million income tax expense in 2021 as discussed above, which was not present in 2022.

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

The following table provides a reconciliation from net income to Adjusted EBITDA for the three and six months ended June 30, 2022, and 2021:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2022	2021	2022	2021
Net loss	$(26,437)	$(57,472)	$(43,988)	$(65,714)
Interest expense	42	94	83	114
Income tax expense	455	50,009	711	48,534
Depreciation and amortization	1,536	896	3,043	1,448
EBITDA	(24,404)	(6,473)	(40,151)	(15,618)
Adjustments
Stock compensation expense	1,415	318	2,702	3,502
Loss (gain) on foreign currency forward contracts	2,049	(1,023)	3,072	1,978
(Gain) loss on warrant remeasurement	(461)	371	(668)	51
Unrealized foreign currency losses	626	-	626	-
Acquisition expenses	119	726	224	726
UMB ATM transaction	-	22	-	22
ERP related expenses	179	-	338	-
Total Adjustments	3,927	414	6,294	6,279
Adjusted EBITDA	$(20,477)	$(6,059)	$(33,857)	$(9,339)

Adjusted EBITDA was negative $20.5 million and negative $33.9 million for the three and six months ended June 30, 2022, respectively, compared to adjusted EBITDA of negative $6.1 million and negative $9.3 million for the three and six months ended June 30, 2021, respectively. The decline in Adjusted EBITDA was primarily due to a lower gross margin resulting primarily from inflation related increases in costs that have not yet been recouped through product price increases as well as the fixed cost of our new facilities that are currently operating at low capacity, and a significant increase in spending on sales and marketing expenses to support the growth in revenue and brand recognition for Tattooed Chef.

Liquidity and Capital Resources

As of June 30, 2022, we had $27.7 million in cash and cash equivalents. The cash outflow during the six months ended June 30, 2022 is primarily attributable to $23.8 million in marketing and promotional spend to raise our brand awareness, and $15.6 million capital expenditures. The capital expenditures are for automation and robotic machinery to improve our production efficiency and reduce labor cost. By evaluating our business projections and expenditure budgets for 2022 and 2023, we believe our cash on hand plus availability under our credit facilities are sufficient to meet our current working capital and capital expenditure requirements for a period of at least twelve months from the date of this filing.

Indebtedness

We are party to a revolving line of credit agreement, which has been amended from time to time, pursuant to which a credit facility has been extended to us until September 30, 2023 (the “Credit Facility”). The Credit Facility provides us with up to $25.0 million in revolving credit. Under the Credit Facility, we may borrow up to (a) 90% of the net amount of eligible accounts receivable; plus, (b) the lower of: (i) sum of: (1) 50% of the net amount of eligible inventory; plus (2) 45% of the net amount of eligible in-transit inventory; (ii) $10.0 million; or (iii) 50% of the aggregate amount of revolving loans outstanding, minus (c) the sum of all reserves. As of June 30, 2022, up to the full $25.0 million was available for borrowing under the Credit Facility, of which $0.6 million has been utilized for the letter of credit issuance leaving $24.4 million of undrawn availability. Under the Credit Facility we must always maintain minimum liquidity of not less than $10.0 million. Not less often than monthly (or weekly during a Trigger Period), we must furnish to the lender a Borrowing Base Certificate as of the close of business on the last business day of each month (or week, as applicable). “Trigger Period” means the period of time between (a) the date on which (i) an event of default has occurred, or (ii) our liquidity is less than $20.0 million and (b) the date the event of default has been cured or liquidity exceeds the minimum requirement. See Note 14 to the condensed consolidated financial statements that appear elsewhere in this Quarterly Report on Form 10-Q, for additional details regarding our indebtedness. On August 5, 2022, we expanded the Credit Facility with the lender from $25.0 million to $40.0 million and extended the maturity date from September 2023 to September 2025.

Liquidity

We generally fund our short-term and long-term liquidity needs through a combination of cash on hand, cash flows generated from operations, and available borrowings under our Credit Facility (See “— Indebtedness” above). Our management regularly reviews certain liquidity measures to monitor performance.

Cash Flows

The following section presents the major components of net cash flows from and used in operating, investing and financing activities for the six months ended June 30, 2022 and 2021:

(in thousands)	2022	2021
Cash (used in) provided by:
Operating activities	$(50,064)	$(24,372)
Investing activities	(15,610)	(44,058)
Financing activities	1,261	76,728
Net (decrease) increase in cash	$(64,413)	$8,298

Operating Activities

For six months ended June 30, 2022, net cash used in operating activities was $50.1 million, primarily driven by the net loss of $44.0 million, partially offset by non-cash items, which included depreciation expense of $3.0 million, stock compensation expense of $2.7 million, unrealized forward contract loss of $1.2 million, unrealized foreign currency losses of $0.6 million, and a gain on the revaluation of warrant liability of $0.6 million. Working capital consumed cash of $13.2 million driven by an $8.7 million increase in inventory, a $7.1 million increase in accounts receivable, a $3.5 million increase in prepaid expenses, partially offset by a $6.1 million increase in accounts payable, accrued expenses and other current liabilities.

For the six months ended June 30, 2021, net cash used in operating activities was $24.4 million, primarily driven by the net loss of $65.7 million, partially offset by non-cash items which include net change in deferred taxes of $47.5 million, stock compensation expense of $3.5 million, depreciation expense of $1.5 million, and unrealized forward contract loss of $1.1 million. The net loss is largely due to the income tax valuation allowance recorded as of period end. Working capital consumed cash of $12.7 million driven by an $8.4 million increase in inventory, a $3.6 million increase in prepaid expenses and other current assets, a $2.3 million increase in accounts receivable due to increased revenue, partially offset a $1.7 million increase in accounts payable, accrued expenses and other current liabilities.

Investing Activities

Net cash used in investing activities relates to capital expenditures to support growth and investment in property, plant and equipment to expand production capacity, tenant improvements, and to a lesser extent, replacement of existing equipment.

For the six months ended June 30, 2022, net cash used in investing activities was $15.6 million as compared to $44.1 million for the six months ended June 30, 2021. Cash used in both periods consisted primarily of capital expenditures to improve efficiency and output from our current facilities and, in the 2021 period, included the expansion of existing production capacity through the acquisition of NMFD and Karsten and assets from Esogel and Ferdifin.

Financing Activities

For the six months ended June 30, 2022, net cash provided by financing activities was $1.3 million, primarily from borrowings under our credit facilities, net of repayments.

For the six months ended June 30, 2021, net cash provided by financing activities was $76.7 million, primarily from $74.0 million due to warrant exercises and borrowings under the Credit Facility of $2.1 million to support working capital requirements to fund continued growth.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (“Form 10-K”).

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our cash that consists of amounts held by third-party financial institutions and our long-term debt. Our treasury policy has as its primary objective to preserve principal without significantly increasing risk. We generally held our cash with financial institutions without investment activities, therefore we are not exposed to increasing interest rate risk. Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt obligations to increase along with the interest rate increase. Our long-term debt is carried at amortized cost and thus fluctuations in interest rates do not impact our condensed consolidated financial statements. However, the fair value of our long term debt, which pays interest at a fixed rate, will generally fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest.

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

During the six months ended June 30, 2022, a hypothetical 10% increase or 10% decrease in the weighted-average cost of our primary ingredients, would have resulted in a corresponding increase or decrease of approximately $6.8 million to cost of goods sold. We are working to expand our supply chain to ensure the certainty of supply of the highest quality raw materials that meet our demanding requirements for quality and intend to enter into long-term contracts to better ensure stability of prices of our ingredients.

Foreign Currency Risk

We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of foreign subsidiary, transaction gains and losses associated with intercompany loans with foreign subsidiary and transactions denominated in currencies other than a location’s functional currency. Our foreign entity, Ittella Italy, uses its local currency as the functional currency. We translate net assets into U.S. dollars at period end exchange rates, while revenue and expense accounts are translated at average exchange rates prevailing during the periods being reported. Resulting currency translation adjustments are included in “Accumulated other comprehensive income” and foreign currency transaction gains and losses are included in “Other income (expense)”. Transaction gains and losses on long-term intra-entity transactions are recorded as a component of “Other comprehensive income (loss)” in the condensed consolidated statements of operations and comprehensive loss. Transactions denominated in a currency other than the reporting entity’s functional currency may give rise to transaction gains and losses that impact our results of operations.

Translation losses, net of tax, reported as cumulative translation adjustments through “Other comprehensive income (loss)” were $0.4 million and $0.9 million for the three and six months ended June 30, 2022, respectively. Foreign currency transaction losses included in “Other income (expense)” were $2.7 million and $3.7 million for the three and six months ended June 30, 2022, respectively

Inflation Risk

Historically, inflation did not have a material effect on our business, results of operations, or financial condition. Starting in fiscal 2021, some of our ingredient, packaging, freight and storage costs have increased at a rapid rate. We expect the pressures of cost inflation to continue into the remaining of fiscal 2022. In addition, the escalation of the conflict between Russia and Ukraine, including international sanctions in response to that conflict, could result in further inflationary pressures and increase disruption to supply chains, all of which could result in additional increases in the cost of our ingredients, packaging, freight and storage.

We use a variety of strategies to offset inflation costs. However, we may not be able to generate sufficient productivity improvements or implement price increases to fully offset these cost increases or do so on an acceptable timeline. Our inability or failure to do so could harm our business, results of operations and financial condition.

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

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022 and, based on this evaluation, have concluded that due to the material weaknesses in our internal control over financial reporting previously identified in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2021, our disclosure controls and procedures were not effective as of June 30, 2022. These material weaknesses did not result in a material misstatement of the condensed consolidated financial statements.

Remediation of Material Weaknesses

Our remediation efforts previously disclosed in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2021 to address the identified material weaknesses are ongoing. In the quarter ended June 30, 2022, we hired an Executive Vice President of Accounting, who has experience in serving in lead roles over financial reporting and implementation of internal controls at other public companies. In addition, we engaged a technical advisory firm to assist with the Company’s SOX compliance program. While we believe the steps taken to date and those planned for future implementation will improve the effectiveness of our internal control over financial reporting, we have not completed all remediation efforts.

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

Other than the ongoing steps being taken to implement the remediation plan described above and under Part II, Item 9A in our Annual Report on Form 10-K for the year ended December 31, 2021, and the ERP system implementation described above, there have been no other changes in internal control over financial reporting that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit
10.1	Amended and Restated loan and security agreement loan between UMB Bank N.A and Ittella International, LLC and each Affiliate, effective as of June 30,2022.
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101). 36

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TATTOOED CHEF, INC.

Date: August 9, 2022	By:	/s/ Salvatore Galletti
	Name:	Salvatore Galletti
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2022	By:	/s/ Stephanie Dieckmann
	Name:	Stephanie Dieckmann
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)