Form 10-K/A
period 2021-12-31
Tattooed Chef, Inc.
filed 2022-11-17
CIK 1741231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐
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
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required for Part III of this report is incorporated by reference to the registrant’s definitive proxy statement for its 2022 annual meeting of stockholders filed with the Securities and Exchange Commission on April 28, 2022 (the “Proxy Statement”). Except for information expressly incorporated by reference into this report, the Proxy Statement is not deemed to be filed as part of this report.

Explanatory Note

This Amendment No. 1 to Annual Report on Form 10-K/A (this “Form 10-K/A”) amends and restates certain items noted below in the Annual Report on Form 10-K of Tattooed Chef, Inc. (the “Company”) for the year ended December 31, 2021, as originally filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2022 (the “Original Filing”) for the effects of material errors in the previously issued financial statements as of and for the year ended December 31, 2021.

See Note 1, under the caption “Restatement of Previously Issued Financial Statements”, to the Consolidated Financial Statements included in Item 1 of this Form 10-K/A for additional information and a reconciliation of the previously reported amounts to the restated amounts.

The Company had previously identified material weaknesses in its internal control over financial reporting as of December 31, 2021 and its disclosure controls and procedures were not effective. For additional information about the nature of the Company’s material weaknesses which contributed to the financial statement restatement described herein, see Part II, Item 9A “Controls and Procedures” of this Form 10-K/A.

Items Amended in this Filing

For the convenience of the reader, this Form 10-K/A sets forth the Original Filing, as amended, in its entirety; however, this Form 10-K/A amends and restates the following Items of the Original Filing to the extent necessary to reflect the adjustments discussed above and to make corresponding revisions to the Company’s financial data cited elsewhere in this Form 10-K/A:

-Part I. Item 1. Business (Certain Sections As Restated)
-Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Certain                             Sections As Restated)
-Part II, Item 8. Financial Statements and Supplementary Data (As Restated)

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing (Exhibits 31.1, 31.2, 32.1 and 32.2), and the Company has provided its restated consolidated financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibit 101.

Except as described above, no other changes have been made to the Original Filing. This Form 10-K/A speaks as of the date of the Original Filing and does not reflect events that may have occurred after the date of the Original Filing or modify or update any disclosures that may have been affected by subsequent events except for footnote 24 to the consolidated financial statements.

The Company has not filed, and does not intend to file, amendments to the Quarterly Reports on Form 10-Q for any of the quarters for the year ended December 31, 2021. Accordingly, investors should rely only on the financial information and other disclosures regarding the restated quarterly and interim periods in 2021 included in the Company’s Quarterly Reports on Form 10-Q/A for the three months ended March 31, 2022 and June 30, 2022 and Form 10-Q for the three months ended September 30, 2022.

TATTOOED CHEF, INC.
FORM 10-K/A
i

PART I
Each of the terms the “Company,” “Tattooed Chef,” “we,” “our,” “us” and similar terms used herein refer collectively to Tattooed Chef, Inc., a Delaware corporation, and its consolidated subsidiaries, unless otherwise stated.
Cautionary Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K/A contains forward-looking statements (including within the meaning of the Private Securities Litigation Reform Act of 1995) concerning us and other matters. These statements may discuss goals, intentions and expectations as to future plans, trends, events, results of operations or financial condition, or otherwise, based on current beliefs of management, as well as assumptions made by, and information currently available to, management. Forward-looking statements may be accompanied by words such as “achieve,” “aim,” “anticipate,” “believe,” “can,” “continue,” “could,” “drive,” “estimate,” “expect,” “forecast,” “future,” “grow,” “improve,” “increase,” “intend,” “may,” “outlook,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would” or similar words, phrases or expressions. These forward-looking statements are subject to various risks and uncertainties, many of which are outside our control. Therefore, you should not place undue reliance on such statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, the following:
•our ability to maintain the listing of our common stock on Nasdaq;
•our ability to raise financing in the future;
•our ability to acquire and integrate new operations successfully;
•market conditions and global and economic factors beyond our control, including the potential adverse effects of the ongoing global coronavirus (COVID-19) pandemic, climate change, general economic conditions, unemployment and our liquidity, operations and personnel;
•our ability to obtain raw materials on a timely basis or in quantities sufficient to meet the demand for our products;
•our ability to grow our customer base;
•our ability to forecast and maintain an adequate rate of revenue growth and appropriately plan its expenses;
•our expectations regarding future expenditures;
•our ability to attract and retain qualified employees and key personnel;
•our ability to retain relationship with third party suppliers;
•our ability to compete effectively in the competitive packaged food industry;
•our ability to protect and enhance our corporate reputation and brand;
•the impact of future regulatory, judicial, and legislative changes on our industry;
•our ability to successfully develop new product offerings that are accepted by customers and consumers
•the effects of inflation on our business, particularly with respect to its effect on freight and storage costs;
•investments in development, capital investments and marketing to ultimately returning us to profitability
Additional factors that may cause actual results to differ materially from current expectations include, among other things, those set forth in Part I, Item 1A. “Risk Factors” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below and for the reasons described elsewhere in this Annual Report on Form 10-K/A. Although we believe that the expectations reflected in the forward-looking statements are reasonable, our information may be incomplete or limited, and we cannot guarantee future results. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.
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
Overview (As Restated)
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
We continue to experience strong revenue growth over prior periods. Revenue increased to $208.0 million in the twelve-month period ended December 31, 2021 (“Fiscal 2021”) as compared to $148.5 million in the twelve-month period ended December 31, 2020 (“Fiscal 2020”) and $84.9 million in the twelve-month period ended December 31, 2019 (“Fiscal 2019”), representing a year over year growth rate of 40.1% and 74.9%, respectively. We generated net loss of $87.0 million in Fiscal 2021, as compared to net income before noncontrolling interest of $69.7 million in Fiscal 2020 and $6.0 million in Fiscal 2019. The significant change was primarily driven by following two factors: 1) $47.4 million income tax expense was recognized in 2021 due to the full valuation allowance of deferred tax assets, compared to $39.8 million in tax benefits recognized in 2020 (see Note 16 to the consolidated financial statements that appear elsewhere in this Annual Report on Form 10-K/A); and 2) $37.2 million nonrecurring gain was recognized in 2020, from the settlement of a contingent consideration derivative liability upon the release of the Holdback Shares to certain stockholders. Adjusted

EBITDA was a loss of $26.1 million in Fiscal 2021 as compared to $9.7 million in Fiscal 2020 and $7.3 million in Fiscal 2019 See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion on this non-GAAP measure and a reconciliation to net income, the most closely comparable GAAP measure.
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
Our Competitive Strengths
Brand Mission Aligned with Consumer Trends (As Restated)
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
We believe that our “Tattooed Chef” brand, which we launched in 2017, will continue to grow by appealing to younger consumers seeking food products that are sustainable and ethically sourced, wholesome, and delicious. Revenue attributed to the Tattooed Chef brand has grown from $18.3 million in Fiscal 2019 to $84.6 million in Fiscal 2020, then to $127.1 million in Fiscal 2021. We currently sell ready-to-cook bowls, zucchini spirals, riced cauliflower, acai and smoothie bowls, cauliflower crust pizza and plant-based burgers under Tattooed Chef. The brand’s tagline, “Serving Plant-Based Foods to People Who Give a Crop”, aims to convey the brand’s mission to deliver plant-based foods to consumers who care about sustainable and ethically sourced foods.
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
Established Branded and Private Label Presence at Leading Retailers (As Restated)
The Tattooed Chef brand was created in 2017 and was initially introduced into the club store channel. We believe that our high-quality, clean-label, ready-to-cook, plant-based products fill a void in the marketplace and are well received by our target customers. Our retail partners are attracted to the breadth of our product portfolio and view us as an innovation partner that delivers great tasting products with distinctive flavor profiles at a competitive price. The Tattooed Chef brand seeks to be young, edgy, yet friendly, and appeal to consumers who prefer a plant-based lifestyle. As noted above, revenue from Tattooed Chef branded products grew from approximately 22% of our total revenue in Fiscal 2019 ($18.3 million) to approximately 57% of our total revenue in Fiscal 2020 ($84.6 million), then to approximately 61% of our total revenue in Fiscal 2021 ($127.1 million).
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
Branded Products (As Restated)
Revenue of Tattooed Chef branded products in Fiscal 2021 was approximately $127.1 million (approximately 61% of total revenue), an increase of 50.2% from approximately $84.6 million (approximately 57% of total revenue) in Fiscal 2020. Tattooed Chef Branded products include ready to cook meals and snacks such as the Buddha Bowl, Mexican Style Street Corn, Organic Zucchini Spirals, Cauliflower Crust Pizza, Buffalo Cauliflower, Cauliflower Mac & Cheese Bowl and Acai and Smoothie Bowls.
Private Label Products
Revenue from private label products in Fiscal 2021 was approximately $75.6 million (approximately 36% of total revenue), and approximately $62.9 million (approximately 42% of total revenue) in Fiscal 2020. Private label products include cauliflower pizza crusts and pizzas, riced cauliflower, acai and smoothie bowls, bulk vegetables (plain and value-added), and riced cauliflower stuffing. Depending on the customer, we may make exclusive products for that customer. The difference between an exclusive product for a particular customer compared to another primarily relates to product sizing or a specific set of ingredients.
Customer Overview (As Restated)
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

For Fiscal 2021, our three largest customers accounted for approximately 72% of total revenue. Fiscal 2021 revenue from these customers accounted for approximately 35%, 26%, and 11%, respectively, of total revenue. For Fiscal 2020, our three largest customers accounted for approximately 88% of total revenue. Fiscal 2020, revenue from these customers accounted for approximately 39%, 32%, 17%, respectively, of total revenue. We have increased the number of our sales team personnel to focus on conventional retail customers (i.e., retailers that are not club stores) and to expand our customer base.
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
We believe that consumers consider the following product qualities in their purchasing decisions:
•taste;
•nutritional profile;
•ingredients;
•lack of soy, gluten and GMOs;
•organic;
•convenience;
•cost;
•wide variety of products;
•brand awareness and loyalty among consumers; and
•access to major retailer shelf space and retail locations.
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
•Facebook: We maintain a Facebook page, which is used to engage customers, distribute brand information and news, and publish videos and pictures promoting our brand.
•Instagram: We maintain an active Instagram account, @tattooedcheffoods, which is used to publish content related to our products, and to better connect with potential and existing consumers.
•Twitter: We maintain an active Twitter account, @tattooed_chef, which is used to disseminate trending news and information, as well as to publish short format product information and tips.
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
Available Information
We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). Our SEC filings are available to the public over the internet at the SEC’s website at www.sec.gov. Our SEC filings are also available free of charge on the Investor Information page of our website at www.tattooedchef.com as soon as reasonably practicable after they are filed with or furnished to the SEC. Our website and the information contained on or through that site are not incorporated into this Annual Report on Form 10-K/A.
Item 1A. Risk Factors.
Our operations and financial results are subject to various risks and uncertainties including those described below. You should consider carefully the risks and uncertainties described below, in addition to other information contained in this Annual Report on Form 10-K/A, including our consolidated financial statements and related notes. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks or others not specified below materialize, our business, financial condition and results of operations could be materially and adversely affected. In that case, the trading price of our common stock could decline.
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
Selling food for human consumption involves inherent legal and other risks, and there is increasing governmental scrutiny of and public awareness regarding food safety. Our internal processes, training and quality control and food safety procedures and compliance may not be effective in preventing contamination of food products that could lead to food-

borne illness incidents (such as e. coli, salmonella or listeria). Unexpected side effects, illness, injury or death related to allergens, food-borne illnesses or other food safety incidents caused by products we sell or manufacture, or involving our suppliers, could result in the discontinuance of sales of these products or our relationships with our suppliers, increased operating costs, regulatory enforcement actions or harm to our reputation. If consumers lose confidence in the safety and quality of our products or plant-based products generally, even in the absence of a recall or a product liability case, our business, financial condition and results of operations could be materially and adversely affected. Shipment of adulterated or mislabeled products, even if inadvertent, can result in criminal or civil liability. These incidents could also expose us to product liability, negligence or other lawsuits, including consumer class action lawsuits. Any claims brought against us may exceed or be outside the scope of our existing or future insurance policy coverage or limits. Any judgment against us that is more than our policy limits or not covered by our policies or not subject to insurance would have to be paid from our cash reserves, which would reduce our capital resources.
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
We are subject to substantial customer concentration risk, with three customers accounting for approximately 72% of our revenue for the year ended December 31, 2021. The three customers individually accounted for approximately 35%, 26%, and 11% of our 2021 total revenue, respectively. In addition, three customers accounted for approximately 63% of our accounts receivable as of December 31, 2021. These three customers individually accounted for approximately 38%, 13%, and 12% of our total accounts receivables. Accordingly, any factor adversely affecting sales generally in these customers (such as competitive pressures, declining sales, or store closings, among others), or any reduction or elimination by these customers of carrying our products, could adversely affect our business, financial condition and the result of our operations.

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
We may be unable to sustain our revenue growth rate and, as our costs increase, generate sufficient revenue to return to profitability over the long term. (As Restated)
From 2020 to 2021, our revenue grew from $148.5 million to $208.0 million, which represents a year over year growth rate of 40.1%. We expect that, in the future, our revenue growth rate will decline, and we may not be able to generate sufficient revenue to sustain profitability. We also anticipate that our operating expenses and capital expenditures will increase substantially in the foreseeable future as we invest to increase our customer base, expand our marketing channels, invest in distribution and manufacturing facilities, pursue expansion, hire additional employees, and enhance our technology and production capabilities. In addition, commencing in the fourth quarter of Fiscal 2020, we began incurring additional costs as a public company, which will continue. These expansion efforts may prove more expensive than anticipated and may not succeed in increasing revenues and margins sufficiently to offset the anticipated higher expenses. We incur significant expenses in developing our innovative products, securing an adequate supply of raw materials, obtaining and storing ingredients and other products and marketing the products we offer. In addition, many expenses, including some of the costs associated with existing and any future manufacturing facilities, are fixed. Accordingly, we may not be able to return to profitability, and may continue to incur losses in the foreseeable future.
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
We believe that our intellectual property has substantial value and has contributed significantly to the success of our business. Our trademarks, including “Tattooed Chef” and “People Who Give a Crop”, are valuable assets that reinforce our brand and consumers’ favorable perception of our products. We also rely on unpatented proprietary expertise, recipes and formulations and trade secret protection to develop and maintain our competitive position. Our continued success depends, to a significant degree, upon our ability to protect and preserve our intellectual property, including our trademarks, trade dress, and trade secrets. We rely on confidentiality agreements and trademark and trade secret law to protect our intellectual property rights. As of the date of this Annual Report on Form 10-K/A, we do not have any issued patents and have forgone pursuing any patent applications. As a result, we cannot rely on any protection provided under applicable patent laws.
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
•manage relationships with various suppliers, brokers, customers and other third parties, and expend time and effort to integrate new suppliers, distributors and customers into our fulfillment operations;
•continue to compete in the retail channel;
•increase the brand recognition of Tattooed Chef;
•expand and maintain brand loyalty;
•develop new product lines and extensions;
•successfully integrate any acquired companies or additional production capacity (see “Future acquisitions or investments could disrupt our business and harm our financial condition”); and
•expand into new geographic markets.
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
Our future capital requirements depend on many factors, including:
•the number and characteristics of any additional products or manufacturing processes we develop or acquire to serve new or existing markets;
•the expenses associated with our marketing initiatives;
•investment in manufacturing to expand manufacturing and production capacity;
•the costs required to fund domestic and international growth, including acquisitions;
•the scope, progress, results and costs of researching and developing future products or improvements to existing products or manufacturing processes;
•any lawsuits related to our products or commenced against us;
•the expenses needed to attract and retain skilled personnel;
•the costs associated with being a public company; and

•the timing, receipt and amount of sales of future products.
Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. If adequate funds are not available on a timely basis, we may be required to:
•delay, limit, reduce or terminate our manufacturing, research and development activities or growth and expansion plans; and
•delay, limit, reduce or terminate the expansion of sales and marketing capabilities or other activities that may be necessary to generate revenue and increase profitability.
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
We have grown rapidly and anticipate further growth. For example, our revenue increased from $148.5 million in 2020 to $208.0 million in 2021. Our full-time employee count at December 31, 2021 (including employees hired through staffing agencies) was approximately 800, compared to approximately 500 at December 31, 2020. This growth has placed significant demands on our management, financial, operational, technological and other resources. The anticipated growth and expansion of our business and our product offerings will continue to place significant demands on our management and operations teams and require significant additional resources to meet our needs, which may not be available in a cost-effective manner, or at all. If we do not effectively manage our growth, we may not be able to execute on our business plan, respond to competitive pressures, take advantage of market opportunities, satisfy customer requirements or maintain high-quality product offerings, any of which could harm our business, brand, results of operations and financial condition.
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
Ineffective internal control over financial reporting could result in errors or misstatements in our financial statements, reduce investor confidence, and adversely impact our stock price. As discussed in Part II, Item 9A “Controls and Procedures” in this Annual Report on Form 10-K/A, in connection with the audit of our consolidated financial statements as of and for the year ended December 31, 2021, we have identified a number of material weaknesses in our internal controls over financial reporting, including not maintaining appropriately designed entity-level controls impacting the control environment, risk assessment procedures and effective monitoring controls to prevent or detect material misstatements to the consolidated financial statements. These deficiencies were attributed to:
•Insufficient number of qualified resources and inadequate oversight and accountability over the performance of controls;
•Ineffective assessment and identification of risks impacting internal control over financial reporting; and,
•Ineffective monitoring controls, as the Company did not effectively evaluate whether the components of internal control were present and functioning.
Additionally, we did not adequately design and implement effective control activities, general controls over information technology and effective policies and procedures, resulting in additional material weaknesses within certain business processes. These deficiencies attributed to the following individual control activities:
•Information system logical access and change management within certain key financial systems
•Accounting policies and procedures and related controls over significant, unusual, and complex transactions, including business combinations
•Controls over the tracking and accounting of promotional allowances granted to customers, including applicable adjustments to revenue for related variable consideration

•Controls over the accounting for income taxes
•Segregation of duties with respect to the review of account reconciliations and creation and posting of manual journal entries
•Accounting policies and procedures and related controls over the presentation and disclosures in the consolidated financial statements, including controls over the completeness and accuracy of underlying data to support the amounts presented in accordance with the applicable financial reporting requirements
The deficiencies above resulted in material errors in our previously issued financial statements for the 2021 first, second, and third quarters. Internal controls over financial reporting are important to accurately reflect our financial position and results of operations in our financial reports.
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
We filed on November 5, 2020 a registration statement with the SEC covering the resale of up to 46,605,329 shares of our common stock, par value $0.0001 per share, warrants included in the private placement units issued in the concurrent placement at the time of our initial public offering to purchase up to 655,000 shares of common stock (“Private Placement Warrants”), and up to 20,000,000 shares of common stock underlying the warrants included in the units issued in our initial public offering (“Public Warrants”). These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. As of December 31, 2021, all of the public warrants have been exercised and sold. As of December 31, 2021, private placement warrants to purchase up to 115,160 shares of our common stock remained outstanding. See Note 18 to the consolidated financial statements that appear elsewhere in this Annual Report on Form 10-K/A.
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
Although we have experienced challenges in connection with the COVID-19 pandemic, including slowdowns of our production facilities, employee illnesses, and increased costs, the pandemic has not to-date had a net negative impact on our liquidity or results of operations. However, the continued spread of COVID-19 could negatively impact our business, financial condition, and results of operations in a number of ways in the future. These impacts could include, but are not limited to:
•shutdowns or slowdowns of one or more of our production facilities;
•disruptions in our supply chain and in our ability to obtain ingredients, packaging, and other sourced materials due to labor shortages, governmental restrictions, or the failure of our suppliers, distributors, or manufacturers to meet their obligations to us;
•continued increases in ingredients packaging, freight and storage costs;
•the inability of a significant portion of our workforce, including our management team, to work as a result of illness or government restrictions;
•shifts and volatility in consumer spending and purchasing behaviors; and
The duration and extent of the impact from the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of the virus, the emergence and spread of variants, infection rates in areas where we operate, the extent and effectiveness of containment actions, including the continued availability and effectiveness of vaccines in the markets where we operate, and the impact of these and other factors on our employees, customers, suppliers, distributors, and manufacturers. Should these conditions persist for a prolonged period, the COVID-19 pandemic, including any of the above factors and others that are currently unknown, could have a material adverse effect on our business, financial condition, and results of operations. The impact of the COVID-19 pandemic may also have the effect of heightening many of the other risks and uncertainties described in this “Risk Factors” section.
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
In the future, we may continually pursue acquisitions of companies or of production capacity or make investments that we believe will help us achieve our strategic objectives. Although we completed three acquisitions including two business acquisitions (See Note 11 to the consolidated financial statements that appear elsewhere in this Annual Report on Form 10-K/A) in the United States and one asset purchase in Italy during 2021, the Company’s management team still lacks significant experience negotiating acquisitions of other companies and integrating acquired companies. We may not be able to find suitable acquisition candidates, and even if we do, we may not be able to complete acquisitions on favorable terms, if at all. If we do complete acquisitions, we may not ultimately achieve our goals or realize anticipated benefits. Pursuing acquisitions and any integration process related to acquisitions will require significant time and resources and could divert management time and focus from operation of our then-existing business, and we may not be able to manage the process successfully. Any acquisitions we complete could be viewed negatively by customers or consumers. An acquisition, investment or business relationship may result in unforeseen operating difficulties and expenditures, including disrupting ongoing operations and subjecting us to additional liabilities, increasing expenses, and adversely impacting our business, financial condition and operating results. Moreover, we may be exposed to unknown liabilities related to the acquired company or product, and the anticipated benefits of any acquisition, investment or business relationship may not be realized if, for example, we fail to successfully integrate an acquisition into our business. To pay for any such acquisitions, we would have to use cash, incur debt, or issue equity securities, each of which may affect our financial condition or value. If we incur more debt it would result in increased fixed obligations and could also subject us to covenants or other restrictions that would impede our ability to manage our operations. Our acquisition strategy could require significant management attention, disrupt our business and harm our business, financial condition and results of operations.
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
Our stock price is likely to be volatile. The trading prices of the securities of companies in our industry have been highly volatile. As a result of this volatility, investors may not be able to sell their common stock at or above their purchase price. The market price of our common stock and warrants may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
•actual or anticipated fluctuations in our revenue and other operating results, including as a result of the addition or loss of any number of clients;
•announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures, or capital commitments;
•the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;
•failure of securities analysts to initiate or maintain coverage of us, changes in ratings and financial estimates and the publication of other news by any securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;
•changes in operating performance and stock market valuations of our competitors or companies in similar industries;
•the size of our public float;
•new laws or regulations or new interpretations of existing laws or regulations applicable to our business or industry, including data privacy and data security;
•price and volume fluctuations in the trading of our common stock and warrants and in the overall stock market, including as a result of trends in the economy as a whole;
•lawsuits threatened or filed against us for claims relating to intellectual property, employment issues, or otherwise;
•changes in our board of directors (our “Board”) or management;
•short sales, hedging, and other derivative transactions involving our common stock;
•sales of large blocks of our common stock including sales by our executive officers, directors, and significant stockholders; and
•other events or factors, including changes in general economic, industry and market conditions, and trends, as well as any natural disasters that may affect our operations.
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
Recent Sales of Unregistered Equity Securities
On October 22, 2021, we entered into an agreement to acquire substantially all of the assets and assume certain liabilities from Belmont (See Note 11 to the consolidated financial statements that appear elsewhere in this Annual Report on Form 10-K/A). We issued 241,546 shares of our common stock to the sole stockholder of Belmont as partial consideration for the transaction. The value of issued shares amounted to approximately $4.00 million. The number of shares payable at closing was determined based on the average closing price of our common stock over the three days preceding the closing date of the acquisition (December 21, 2021). The shares were issued pursuant to and in accordance with exemptions from registration under the Securities Act, under Section 4(a)(2) of and/or Regulation D promulgated under the Securities Act.
Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes that appear elsewhere in this Annual Report on Form 10-K/A. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements as a result of various factors, including those set forth in Part I, Item 1A, “Risk Factors” and under the heading “Cautionary Note Regarding Forward-Looking Statements” elsewhere in this Annual Report on Form 10-K/A. Management's Discussion and Analysis has been revised for the effects of the restatement as discussed in Note 1 to the consolidated financial statements that appear elsewhere in this Annual Report on Form 10-K/A.
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

Restatement of Previously Issued Consolidated Financial Statements
This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement of our consolidated financial statements as more fully described in the Explanatory Note and in Note 1, Restatement of Previously Issued Consolidated Financial Statements, in Part II, Item 8 Financial Statements and Supplementary Data. For further detail regarding the restatement adjustments, see the Explanatory Note and Note 1, Restatement of Previously Issued Consolidated Financial Statements, in Part II, Item 8 Financial Statements and Supplementary Data contained in this Form 10-K/A.
Overview (As Restated)
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
Our revenue in Fiscal 2021 was $208.0 million, which represents a 40.1% increase from Fiscal 2020 revenue of $148.5 million. As of December 31, 2021, our products were sold in approximately 14,000 retail outlets in the United States. Our innovative plant-based products offer consumers a diverse portfolio of wholesome, clean label items that are convenient, without sacrificing on quality, nutritional value or freshness and that are great tasting.
During Fiscal 2021, we sold a substantial portion of our products to three customers, which accounted for approximately 72% of Fiscal 2021 revenue. These three customers individually accounted for approximately 35%, 26%, and 11% of our Fiscal 2021 total revenue, respectively. Management believes our relationships with these customers are strong, and none have indicated any intent to cease or reduce the volume of business they do with us. As we grow “Tattooed Chef,” we continue to expand our sales and marketing team by adding more dedicated personnel to service additional retail customers and adding outside sales representatives and/or brokers to extend our sales efforts. These efforts to add retail customers could partially mitigate customer concentration risk.
Segment Information
We have one operating segment and one reportable segment, as our chief decision maker, our Chief Executive Officer, reviews financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance.

Trends and Other Factors Affecting Our Operating Performance (As Restated)
Our management team monitors the following trends and factors that could impact our operating performance.
•Revenue Strategy — Up until the end of 2019, our revenue growth strategy was private label products, but starting at the beginning of 2020, our strategy is to grow sales of “Tattooed Chef” branded products, which have increased from approximately 57% of revenue in Fiscal 2020 to approximately 61% of revenue in Fiscal 2021. We expect growth of “Tattooed Chef” sales to continue to outpace that of private label, which will require us to execute our detailed marketing strategy.
•Long-Term Consumer Trends, and Demand — We participate in the $55 billion North American frozen food category. We believe our innovative food offerings converge with consumer trends and demands for great-tasting, wholesome, plant-based foods made from sustainably sourced ingredients, including preferences for flexitarian, vegetarian, vegan, organic, and gluten-free lifestyles. We expect consumer trends towards these healthier lifestyles to continue.
•Competition — We compete with companies that operate in the highly competitive plant-based and frozen food segments, many of which have substantially greater financial resources, more comprehensive product lines, broader market presence, longer-standing relationships with distributors, retailers, and suppliers, longer operating histories, greater production and distribution capabilities, stronger brand recognition and greater marketing resources than us. We believe that principal competitive factors in this category include, among others, taste, nutritional profile, ingredients, cost and convenience.
•Operating Costs — Our operating costs include raw materials, direct labor and other wages and related benefits, manufacturing overhead, selling, distribution, and other general and administrative expenses. We manage the impact of these operating costs on our business through select raw material contracts with growers and cooperatives in Italy that allow us to better control ingredient costs.
•Sales and Marketing Costs — As we continue to grow our “Tattooed Chef” product portfolio, we expect to further expand our sales and marketing team by adding more dedicated personnel to service additional retail customers. We continue to add outside sales representatives and/or brokers to extend our sales efforts. Marketing expenditures are expected to be primarily on product demonstration allowances, slotting fees (as we expand to additional retail grocery stores) and other similar in-store marketing costs. Some of these expenses will be categorized as net deductions to revenue under GAAP as opposed to marketing expense. We have also hired a national marketing firm to implement campaigns for digital video and display, connected television, social media and search engine marketing. As we expand and grow revenue, we started and continue to build out a brand management team (to support Ms. Galletti, who currently oversees all “Tattooed Chef” marketing efforts) to focus on digital marketing, social media and other marketing functions.
•Commodity Trends — Our profitability depends, among other things, on our ability to anticipate and react to raw material and food costs. We source our vegetables from a number of growing regions within Italy, and North and South America. The prices of vegetables are subject to many factors beyond our control, such as the number and size of growers that produce crops, the vagaries of these farming businesses (including poor harvests due to adverse weather conditions, natural disasters and pestilence), changes in national or world economic conditions, political events, tariffs, trade wars or other conditions in Italy, North America, or South America.
•Debt Obligations — We regularly evaluate our debt obligations, which primarily consist of a revolving line of credit facility in United States used to finance working capital requirements. The line of credit outstanding balance was $0 million as of both December 31, 2021 and 2020. The borrowing base is $25.0 million. Ittella Italy entered into several line of credits and notes used for working capital requirements. Additionally, Ittella Properties, LLC and Karsten have notes with financial institution through financing arrangements. (See Note 17 to the consolidated financial statements that appear elsewhere in this Annual Report on Form 10-K/A).
•Currency Hedging — We currently incur some costs and expenses in Euros and expect in the future to incur additional costs and expenses in that currency. As a result, revenues and results of operations are subject to foreign exchange fluctuations. We utilize currency hedging (or purchase forward currency contracts) to mitigate currency exchange rate fluctuations.

•Acquisitions — Although our growth to date has been achieved primarily from our organic business rather than growth through acquisitions, we made two strategic business acquisitions in 2021 and are considering additional acquisition opportunities that are strategically aligned with our mission and needs.
•COVID-19 — The World Health Organization declared COVID-19 to constitute a “Public Health Emergency of International Concern” on January 30, 2020 and finally characterized it as a “pandemic” on March 11, 2020. This corresponds closely with the beginning of COVID-19’s impact on the consumption, distribution and production of our products. We have taken and are continuing to take necessary preventive actions and implementing additional measures to protect our employees who are working on and off site, including implementing a series of physical distancing and hygienic practices to further support the health and safety of our employees in compliance with suggested Personal Protective Equipment per United States Centers for Disease Control and World Health Organization guidelines, including mandatory face coverings, increased hand washing and significantly increased sanitation of hard surfaces. Generally, producers of food products have been deemed “essential industries” by federal, state, and local governments and are exempt from certain COVID-19-related restrictions on business operations. Our management team continues to meet regularly and monitor customer and consumer demands, in addition to guidance from local, national, and international health agencies, and will adapt our plans as needed to continue to meet these demands. While the ultimate health and economic impact of the COVID-19 pandemic are highly uncertain, we believe that our business operations and results of operations, including revenue, earnings and cash flows, will not be adversely impacted, in a material way, during 2022.
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

Results of Operations (As Restated)
The following table sets forth selected items in our consolidated financial data in dollar amounts and as a percentage of revenue for the period represented:
Fiscal Year Ended December 31, 2021 Compared to Fiscal Year Ended December 31, 2020 and 2019

	Fiscal Year Ended December 31,
	2021	2020	2019	2021	2020	2019
	($ in thousands)
	(As Restated)			(As Restated)
Revenues	$207,994	$148,498	$84,918	100%	100%	100%
Cost of goods sold	190,857	126,140	71,178	91.8%	84.9%	83.8%
Gross profit	17,137	22,358	13,740	8.2%	15.1%	16.2%
Operating expenses	54,173	31,133	7,127	26.0%	21.0%	8.4%
Income (loss) from operations	(37,036)	(8,775)	6,613	(17.8%)	(5.9)%	7.8%
Other income, interest (expense), net	(2,483)	38,699	(494)	(1.2%)	26.1%	(0.6%)
Income before provision for income taxes	(39,519)	29,924	6,119	(19.0%)	20.2%	7.2%
Income tax benefit (expense)	(47,439)	39,793	(154)	(22.8%)	26.8%	(0.2%)
Net (loss) income	(86,958)	69,717	5,965	(41.8%)	46.9%	7.0%
Other comprehensive income (loss), net	(954)	777	(174)	(0.5%)	0.5%	(0.2%)
Adjusted EBITDA	$(26,134)	$9,661	$7,271	(12.6%)	6.5%	8.6%
Results of Operations for the Year Ended December 31, 2021 (As Restated) Compared to the Year Ended December 31, 2020 .
Revenue
Revenue increased by $59.5 million, or 40.1%, to $208.0 million for Fiscal 2021 as compared to $148.5 million for Fiscal 2020. The revenue increase was due to an increase of $42.5 million in volume for Tattooed Chef branded products, primarily driven by expansion in the number of United States distribution points, increased revenue at existing club channel customers and new product introductions. Private label products revenue increased by $12.7 million. Other revenue increased by $4.3 million, mainly driven by the food production service provided by NMFD, which we acquired in May 2021. We anticipate continued growth in Tattooed Chef branded products primarily due to new product introductions, further expansion with current customers and increased sales to new retail customers. While we are primarily focused on growing our branded business, we will continue to support our current private label business and will evaluate new opportunities with private label customers as they arise.
Cost of Goods Sold
Cost of goods sold increased $64.7 million, or 51.3%, to $190.9 million for Fiscal 2021 as compared to $126.1 million for Fiscal 2020. Cost of goods sold as a percentage of revenue, increased to 91.8% for Fiscal 2021 from 84.9% for Fiscal 2020. The increase of cost of goods sold in dollar amount is primarily due to the increase in sales volume and the increase as a percentage of revenue is primarily due to the acquisition of two new facilities acquired in May 2021 and increases in freight and container expenses. Freight and container expenses increased as a percentage of revenue by 2.7% compared to Fiscal 2020. Freight and container expenses were $31.3 million (15.1% of revenue) for Fiscal 2021 compared with $18.4 million (12.4% of revenue) for Fiscal 2020.
Gross Profit and Gross Margin
Gross profit decreased $5.2 million, or 23.4%, to $17.1 million for Fiscal 2021 as compared to $22.4 million for Fiscal 2020. Gross margin for Fiscal 2021 was 8.2% as compared to 15.1% for Fiscal 2020. The decrease in gross profit is primarily due to the promotional discount to the multi mailer vendor program. The decrease in gross margin in Fiscal 2021 is attributable to the building out of our infrastructure to support the current and expected growth in operations, increases in raw materials, packaging, and particularly the freight and container costs due to inflation, the acquisition (NMFD and Karsten) in New Mexico that was completed in May 2021 and the acquisition (Belmont) in Ohio that was completed in December 2021. Both NMFD and Belmont currently only manufacture private label products, which have a lower margin when compared to our Tattooed Chef branded products. NMFD is expected to be fully operational and manufacturing both private label and Tattooed Chef branded products during 2022. The Karsten facility is not currently in operation and is expected to become active during the second quarter of 2022. The Karsten facility is expected to manufacture Tattooed Chef branded salty snacks and other alternative Tattooed Chef branded and private label products. Belmont is expected to start manufacturing Tattooed Chef branded products during the second quarter of 2022.
Operating Expenses
Operating expenses increased $23.0 million, or 74.0%, to $54.2 million for Fiscal 2021 as compared to $31.1 million for Fiscal 2020. As a percentage of revenue, total operating expenses increased to 26.0% for Fiscal 2021 from 21.0% for Fiscal 2020. Compared to Fiscal 2020, the increase for Fiscal 2021 is primarily due to a $13.0 million increase in marketing expenses, a $1.2 million increase in sales commission expenses, a $1.6 million increase in post-manufacture cold storage expenses, a $7.3 million increase in professional expenses, a $1.8 million increase in stock compensation expense, a $4.2 million increase in employee payroll benefits and recruiting expense, a $2.0 million increase in general liability insurance, a $0.5 million increase in enterprise resource planning ("ERP") software expenses, a $0.5 million increase in resolution of a dispute and related fees, and a $3.6 million increase in operating expenses for entities that were newly acquired in Fiscal 2021, offset by a $13.6 million one-time, merger-related compensation expense recognized in Fiscal 2020.
The significant increase in advertising, marketing, sales commission, and post-manufacture cold storage expenses are due to our heavy investment in the Tattooed Chef brand, in order to increase distribution, raise brand awareness, and drive sales in the new stores that are launching our products. The increase in professional expenses is mainly due to the legal, accounting and auditing fees attributable to being a public company since October 15, 2020 and the acquisitions (see Note 11 to the consolidated financial statements that appear elsewhere in this Annual Report on Form 10-K/A) we completed in 2021. The increase in stock compensation expense, payroll benefits and recruiting expense, and liability insurance expense are primarily due to our efforts to grow our business and expand the Tattooed Chef brand, as well as increased payroll and other administration expenses of recruiting and retaining key employees needed to meet the additional compliance requirements of being a public company. In Fiscal 2021, we spent approximately $0.5 million to start the implementation of an ERP software system to improve our financial reporting control environment.
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
Income Tax Benefit (Expense)
In October 2020, in anticipation of the Business Combination, UMB’s and Ittella International’s prior ownership were exchanged for interests in Myjojo (Delaware) shares. This taxable pre-merger exchange resulted in a step-up in the tax bases of intangible assets of approximately $140.0 million. As a result of this transaction, in 2020 Myjojo (Delaware) recorded a one-time tax benefit of $39.1 million resulting from Myjojo (Delaware)’s change in tax status from an S-corporation to a C-corporation.

In Fiscal 2021, management assessed the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the past three-year periods. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth. Primarily based on the objective evidence as described above, a full valuation allowance was recorded on the net deferred tax asset. During Fiscal 2020, we recognized a $47.1 million in deferred tax asset and a $39.8 million tax benefit. During Fiscal 2021, we recorded a full valuation allowance against the deferred tax asset resulting in a corresponding tax expense of $47.4 million. See Note 16 to the consolidated financial statements that appear elsewhere in this Annual Report on Form 10-K/A.
Net (Loss) Income
Net operating results decreased by $156.7 million, to a loss of $87.0 million for Fiscal 2021 as compared to net income of $69.7 million for Fiscal 2020, due primarily to derivative gain discussed in the section “—Other Income and Interest Expense, Net” and the income tax expense and benefit discussed in the section “—Income Tax Benefit (Expense)”. Excluding the non-recurring gain on derivative related to the settlement of contingently redeemable equity, the one-time tax benefit resulting from the change in tax status, and the one-time compensation expense described in “—Operating Expenses”, the increase of net loss in Fiscal 2021 was mainly driven by the increase in operating expenses and the realized and unrealized loss from forward foreign currency contracts, as discussed above.
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
Adjusted EBITDA
Adjusted EBITDA decreased by $35.8 million to a loss of $26.1 million for Fiscal 2021 as compared to positive $9.7 million for Fiscal 2020. The decline in Adjusted EBITDA was primarily due to a significant increase in spending on sales and marketing expenses to support the growth in revenue and brand recognition for Tattooed Chef, the increase of professional expense related to being a public company, accounting costs and acquisition transaction costs that were not fully present during Fiscal 2020, and the increased payroll and other administration expenses to recruit and retain key employees as discussed above.
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
Cost of Goods Sold
Cost of goods sold increased $54.9 million, or 77.2%, to $126.1 million for Fiscal 2020 as compared to $71.2 million for Fiscal 2019, primarily due to the increase in volume of products manufactured, stored and shipped, resulting in increased costs of raw materials (in absolute dollars), direct labor and additional freight and storage costs. Cost of goods sold was relatively flat as a percentage of revenue, constituting 84.9% of revenue for Fiscal 2020 compared to 83.8% of revenue for Fiscal 2019.
Gross Profit and Gross Margin
Gross profit increased $8.7 million, or 62.7%, to $22.4 million for Fiscal 2020 as compared to $13.7 million for Fiscal 2019. Gross margin for Fiscal 2020 was 15.1% as compared to 16.2% for Fiscal 2019. The decrease in gross margin was due to increased cost of raw materials and other manufacturing expenses offset by production efficiencies associated with larger sales volume in Fiscal 2020 compared to Fiscal 2019.
Operating Expenses
Operating expenses increased $24.0 million, or 336.8%, to $31.1 million for Fiscal 2020 as compared to $7.1 million for Fiscal 2019, primarily due to first time grants of stock based compensation; a one-time, merger-related bonus (stock plus cash) to our Chief Operating Officer of approximately $13.0 million; increases in sales and marketing expenses resulting from a shift in focus to building the Tattooed Chef brand; increases in general and administrative expenses resulting from higher wages and related expenses; headcount additions required to manage the increase in revenue, and increased rent due to facility expansion.
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
Income Tax Benefit (Expense)
In October 2020, in anticipation of the Business Combination, UMB’s and Ittella International’s prior ownership were exchanged for interests in Myjojo (Delaware) shares. This taxable pre-merger exchange resulted in a step-up in the tax bases of intangible assets of approximately $140.0 million. As a result of this transaction, Myjojo (Delaware) recorded a one-time tax benefit of $39.1 million resulting from Myjojo (Delaware)’s change in tax status from an S-corporation to a C-corporation. For the fourth quarter ending December 31, 2020, we recorded a $47.1 million deferred tax asset and a $39.8 million tax benefit. For the year ending December 31, 2019, we had an income tax expense of $0.2 million.
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
Net income
Net income increased by $63.7 million, to $69.7 million for Fiscal 2020 as compared to net income of $6.0 million for Fiscal 2019, due primarily to the derivative gain discussed in the section “—Other Income and Interest expense, Net” and the income tax benefit discussed in the section “—Income Tax Benefit (Expense), Net”. Excluding the non-recurring gain on derivative related to the settlement of contingently redeemable equity, the one-time tax benefit resulting from the change in tax status, and the one-time compensation expense described in “—Operating Expenses”, net income for Fiscal 2020 would have been slightly less than Fiscal 2019, as increases in gross profit were offset by increased investment in the Tattooed Chef brand and costs incurred to transition to a public company, including stock-based compensation expense.
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
Adjusted EBITDA (As Restated)
Adjusted EBITDA increased by $2.4 million to $9.7 million for Fiscal 2020 as compared to $7.3 million for Fiscal 2019. The improvement in Adjusted EBITDA was primarily the result of the increase in revenue and gross profit, partially offset by increased operating expenses to support the growth in revenue, brand recognition for Tattooed Chef, and, beginning in the fourth quarter of Fiscal 2020, increased general and administrative costs resulting from being a public company as compared to the prior-year period.
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

Adjusted EBITDA Reconciliation
The following table provides a reconciliation from net income to Adjusted EBITDA for Fiscal 2021, 2020 and 2019:

	Fiscal Year Ended December 31,
($ in thousands)	2021	2020	2019
	(As Restated)
Net (loss) income	(86,958)	69,717	5,965
Interest	261	735	494
Income tax expense (benefit)	47,439	(39,793)	154
Depreciation	3,603	1,427	658
EBITDA	(35,655)	32,086	7,271
Adjustments
Stock compensation expense	5,192	3,399	—
Loss (gain) on foreign currency forward contracts	2,847	(1,042)	—
Transaction related bonuses	—	13,610	—
Gain on settlement of contingent consideration derivative	—	(37,200)	—
Gain on warrant remeasurement	(589)	(1,192)	—
Acquisition expenses	1,043	—	—
UMB ATM transaction	148	—	—
Dispute resolution and related fees	465	—	—
ERP related expenses	415	—	—
Total Adjustments	9,521	(22,425)	—
Adjusted EBITDA	(26,134)	9,661	7,271
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
We have historically financed our operations and capital expenditures through a combination of internally generated cash from operations, available cash on hand and the ability to draw on our line of credit. In connection with the reverse recapitalization on October 15, 2020 (see Note 3 to the consolidated financial statements that appear elsewhere in this Annual Report on Form 10-K/A), we received proceeds of $187.2 million from reverse recapitalization transaction, net of a $75.0 million distribution to Myjojo stockholders and $7.2 million in transaction costs. We received $74.5 million and $53.0 million of proceeds from the exercises of warrants (including both public and private warrants) during Fiscal 2021 and Fiscal 2020, respectively.

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
During Fiscal 2021, we spent approximately $46.9 million cash to complete two strategic business acquisitions. In addition, approximately $4.0 million of the purchase price was paid by issuing 241,546 shares of Tattooed Chef’s common stock to the prior owner. See Note 11 to the consolidated financial statements that appear elsewhere in this Annual Report on Form 10-K/A.
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
In May 2021, we completed the NMFD acquisition (see Note 11 to the consolidated financial statements that appear elsewhere in this Annual Report on Form 10-K/A) and assumed a $2.9 million note payable which was associated with an IRB lease arrangement. The note bears interest at 3.8% and has a maturity date of December 29, 2025. The balance on the note payable was $2.8 million as of December 31, 2021 and classified as a current liability.
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
Cash Flows
The following table presents the major components of net cash flows from and used in operating, investing and financing activities for Fiscal 2021, 2020 and 2019:

($ in thousands)	2021	2020	2019
Cash (used in) provided by:	(As Restated)
Operating activities	(51,299)	(13,367)	(1,076)
Investing activities	(63,799)	(7,016)	(3,387)
Financing activities	75,822	147,428	8,799
Operating Activities (As Restated)
For Fiscal 2021, cash used in operations was driven primarily by the net loss of $87.0 million for the year, adjusted for non-cash items which included the decrease in deferred taxes assets of $46.7 million, depreciation expense of $3.6 million, stock compensation expense of $5.2 million, warrant liability revaluation gain of $0.6 million, and unrealized forward contract loss of $1.8 million. Expenses increased for Fiscal 2021 primarily due to increased spending on sales, promotion and marketing programs to heavily invest in the Tattooed Chef brand and raise brand awareness, as well as the inflationary pricing on freight and container costs. Working capital usage has also increased largely due to a $3.8 million increase in accounts receivable resulting from increased revenue, a $10.2 million increase in inventory, a $2.6 million increase in prepaid expenses mainly due to the increase in prepaid advertising expenses, and a $4.6 million decrease in accounts payable, accrued expenses and other current liabilities.
For Fiscal 2020, we realized net income of $69.7 million. Non-cash items included $37.2 million gain on derivatives, a non-cash tax benefit of $40.8 million, depreciation expenses of $1.4 million, stock compensation expenses of $15.4 million, warrant liability revaluation gain of $1.2 million and unrealized gains on forward contracts of $1.0 million. Net cash was reduced by $6.8 million, $22.0 million and $0.4 million due to increases in accounts receivable, inventory, and prepaid expenses and other current assets, respectively, due to the significant increase in sales activity and backlog of products scheduled for delivery to fulfill customer demands. Offsetting those increases was a $9.4 million increase in accounts payable, accrued expenses, and other current liabilities (combined) due to the increased activity to meet higher sales volume.
For Fiscal 2019, we realized net income of $6.0 million. In Fiscal 2019, non-cash items included depreciation expenses of $0.7 million. Net cash was reduced by a $7.1 million increase in inventory to meet growth in anticipated sales and a $2.6 million increase in accounts receivable resulting from that growth and increase in prepaid expenses of $1.4 million, partially offset by a $3.6 million increase in accounts payable and accrued liabilities.
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
Valuation of Holdback Shares and Sponsor Earnout Shares
We recognized and measured the contingent amounts associated with the Holdback Shares and Sponsor Earnout Shares at fair value as of October 15, 2020 (the closing date of the Business Combination) of $120.4 million and $0, respectively, using a probability-weighted discounted cash flow model. These measures are based upon significant inputs that are not observable by the market and are therefore considered to be Level 3 inputs. Refer to Note 13 to our consolidated financial statements that appear elsewhere in this Annual Report on Form 10-K/A for discussion related to the measurement and recognition.
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
Foreign Currency Translation and Transactions
Our functional currency is the United States dollar for U.S. entities. Ittella Italy’s functional currency is the Euro. Transactions in currency other than the functional currency are recognized at the rates of exchange prevailing at the dates of the transaction. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency of each entity are included in the results of operations in income from operations as incurred. The consolidated financial statements that appear elsewhere in this Annual Report on Form 10-K/A are expressed in United States dollars. Assets and liabilities of foreign operations are translated at period-end rates of exchange. Revenues, costs and expenses are translated at average rates of exchange prevailing during the period. Equity adjustments resulting from translating foreign currency financial statements are accumulated as a separate component of stockholders’ equity.
We conduct business globally and are therefore exposed to adverse movements in foreign currency exchange rates, specifically the Euro to US dollar. To limit the exposure related to foreign currency changes, we entered into foreign currency exchange forward contracts starting in 2020. We do not enter into contracts for speculative purposes. We have access to open foreign exchange forward contract instruments to purchase a specific amount of funds in Euros and to settle, on an agreed-upon future date, in a corresponding amount of funds in United States dollars. These derivatives are not designated as hedging instruments. Gains and losses on the contracts are included in other income net, and substantially offset foreign exchange gains and losses from the short-term effects of foreign currency fluctuations on assets and liabilities, such as purchases, receivables and payables, which are denominated in currencies other than the functional currency of the reporting entity. These derivative instruments generally have maturities of up to twelve months. The fair values of these derivative instruments classified as Level 2 input financial instruments. Refer to Note 12 to our consolidated financial statements that appear elsewhere in this Annual Report on Form 10-K/A for discussion related to the derivative instruments.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Not required for smaller reporting companies.
48

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

Restatement of Financial Statements
As discussed in Note 1 to the consolidated financial statements, the 2021 financial statements have been restated to correct misstatements.
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
The primary procedure we performed to address this critical audit matter included:
•Utilizing personnel with specialized knowledge and skills in valuation to assist in developing independent estimates of fully collateralized incremental borrowing rates for newly executed and amended lease contracts by (i) developing synthetic credit ratings for the Company; (ii) estimating the incremental borrowing rate from market yield curves; and (iii) comparing the derived incremental borrowing rates associated with different lease terms to the estimated incremental borrowing rates developed by the Company.
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
The primary procedures we performed to address this critical audit matter included:
•Evaluating the appropriateness of the Company’s estimation methodology and testing significant inputs and assumptions used in the calculations;
•Inquiring and obtaining information from management, sales department representatives, and the Company’s third-party brokers to assess historical activity and assumptions of future promotional activity; and
•Developing an expectation for estimated variable consideration and the allowance for customer incentives using sales data, historical activity of customer incentives as a percentage of revenue, and activity subsequent to period end.
/s/ BDO USA, LLP
We have served as the Company's auditor since 2020.
Costa Mesa, California

March 16, 2022, except for the impact of the restatement and revisions described in Note 1, as to which the date is November 16, 2022.

TATTOOED CHEF, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share and per share information)

	December 31, 2021	December 31, 2020
ASSETS	(As Restated)

CURRENT ASSETS
Cash	$92,351	$131,579
Accounts receivable, net	25,117	16,281
Inventory	56,256	40,255
Prepaid expenses and other current assets	7,027	17,896
TOTAL CURRENT ASSETS	180,751	206,011

Property, plant and equipment, net	46,476	16,083
Operating lease right-of-use assets, net	8,039	—
Finance lease right-of-use assets, net	5,639	—
Intangible assets, net	151	—
Deferred income taxes, net	266	47,064
Goodwill	26,924	—
Other assets	649	605
TOTAL ASSETS	$268,895	$269,763

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$28,334	$24,075
Accrued expenses	3,767	3,610
Line of credit	1,200	22
Notes payable to related parties, current portion	—	66
Notes payable, current portion	5,019	111
Forward contract derivative liability	1,804	—
Operating lease liabilities, current	1,523	—
Other current liabilities	122	1,403
TOTAL CURRENT LIABILITIES	41,769	29,287

Warrant liability	814	5,184
Operating lease liabilities, net of current portion	6,599	—
Notes payable, net of current portion	716	1,990
TOTAL LIABILITIES	$49,898	$36,461

COMMITMENTS AND CONTINGENCIES (See Note 21)

STOCKHOLDERS’ EQUITY
Preferred stock- $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding at December 31, 2021 and 2020	—	—
Common stock- $0.0001 par value; 1,000,000,000 shares authorized; 82,237,813 shares issued and outstanding at December 31, 2021, 71,551,067 shares issued and 71,469,980 shares outstanding at December 31, 2020	8	7
Treasury stock- 0 shares at December 31, 2021, 81,087 shares at December 31, 2020	—	—
Additional paid in capital	242,362	168,448
Accumulated other comprehensive (loss) income	(953)	1
Retained (deficit) earnings	(22,420)	64,846
TOTAL STOCKHOLDERS’ EQUITY	218,997	233,302

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$268,895	$269,763

TATTOOED CHEF, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except for share and per share information)

	Year Ended December 31,
	2021	2020	2019
	(As Restated)
NET REVENUE	$207,994	$148,498	$84,918

COST OF GOODS SOLD	190,857	126,140	71,178

GROSS PROFIT	17,137	22,358	13,740

OPERATING EXPENSES	54,173	31,133	7,127

(LOSS) INCOME FROM OPERATIONS	(37,036)	(8,775)	6,613

Interest expense	(261)	(735)	(494)
Other (expense) income	(2,222)	39,434	—

(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES	(39,519)	29,924	6,119

INCOME TAX (EXPENSE) BENEFIT	(47,439)	39,793	(154)

NET (LOSS) INCOME	(86,958)	69,717	5,965

LESS: INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	1,422	1,057

NET (LOSS) INCOME ATTRIBUTABLE TO TATTOOED CHEF, INC.	$(86,958)	$68,295	$4,908

NET (LOSS) INCOME PER COMMON SHARE
Basic	$(1.07)	$1.87	$0.17
Diluted	$(1.07)	$1.69	$0.17

WEIGHTED AVERAGE COMMON SHARES
Basic	81,532,234	36,487,862	28,324,038
Diluted	81,671,129	40,077,188	28,324,038

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX

Foreign currency translation adjustments	(954)	777	(174)

Total other comprehensive (loss) income, net of tax	(954)	777	(174)

Comprehensive (loss) income	(87,912)	70,494	5,791
Less: comprehensive income attributable to the noncontrolling interest	—	1,506	1,064

Comprehensive (loss) income attributable to Tattooed Chef, Inc. stockholders	$(87,912)	$68,988	$4,727

TATTOOED CHEF, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except for share and per share information)

	Redeemable Noncontrolling Interest Amount	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Comprehensive (Loss)	Retained Earnings (Deficit)	Noncontrolling Interests	Total

BALANCE AS OF JANUARY 1, 2019	$—	2,000	$1	$1,263	$(511)	$68	$(102)	$719

RETROACTIVE APPLICATION OF RECAPITALIZATION	—	28,322,038	2	(2)	—	—	—	—

BALANCE AS OF JANUARY 1, 2019 (EFFECT OF RECAPITALIZATION)	—	28,324,038	3	1,261	(511)	68	(102)	719

CAPITAL CONTRIBUTION APRIL 15, 2019	6,000	—	—	—	—	—	—	—

ATTRIBUTION OF NET ASSETS NONCONTROLLING INTEREST	(1,058)	—	—	1,053	—	5	—	1,058

FOREIGN CURRENCY TRANSLATION ADJUSTMENT	—	—	—	—	(181)	—	7	(174)

DISTRIBUTIONS	—	—	—	—	—	(2,118)	—	(2,118)

ACCRETION OF REDEEMABLE NONCONTROLLING INTEREST TO REDEMPTION VALUE	1,252	—	—	—	—	(1,252)	—	(1,252)

NET INCOME	$706	—	$—	$—	$—	$4,908	$351	$5,259

BALANCE AS OF DECEMBER 31, 2019	$6,900	28,324,038	$3	$2,314	$(692)	$1,611	$256	$3,492
TATTOOED CHEF, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except for share and per share information)

	Redeemable Noncontrolling Interest Amount	Common Stock Shares	Treasury Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Comprehensive (Loss) Income	Retained Earnings (deficit)	Noncontrolling Interests	Total

BALANCE AS OF JANUARY 1, 2020	$6,900	28,324,038	—	$3	$2,314	$(692)	$1,611	$256	$3,492

FOREIGN CURRENCY TRANSLATION ADJUSTMENT	—	—	—	—	—	693	—	84	777

DISTRIBUTIONS	—	—	—	—	—	—	(6,228)	—	(6,228)

ACCRETION OF REDEEMABLE NONCONTROLLING INTEREST TO REDEMPTION VALUE	36,719	—	—	—	(2,316)	—	(34,403)	—	(36,719)

CAPITAL CONTRIBUTION	1,143	—	—	—	8,000	—	—	355	8,355

REVERSE RECAPITALIZATION	(44,992)	36,794,875	(81,087)	3	103,390	—	35,571	(1,887)	137,077

CASH DISTRIBUTION TO MYJOJO (DELAWARE) STOCKHOLDERS	—	—	—	—	(75,000)	—	—	—	(75,000)

TRANSACTION COSTS, NET OF TAX	—	—	—	—	(23,745)	—	—	—	(23,745)

RELEASE OF HOLDBACK SHARES	—	—	—	—	83,150	—	—	—	83,150

STOCK-BASED COMPENSATION	—	644,415	—	—	3,400	—	—	—	3,400

EXERCISE OF WARRANTS	—	5,787,739	—	1	69,255	—	—	—	69,256

NET INCOME	$230	—	—	$—	$—	$—	$68,295	$1,192	$69,487

BALANCE AS OF DECEMBER 31, 2020	$—	71,551,067	(81,087)	$7	$168,448	$1	$64,846	$—	$233,302
TATTOOED CHEF, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except for share and per share information

	Common Stock Shares	Treasury Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total
						(As Restated)	(As Restated)
BALANCE AS OF JANUARY 1, 2021	71,551,067	(81,087)	$7	$168,448	$1	$64,846	$233,302

FOREIGN CURRENCY TRANSLATION ADJUSTMENT	—	—	—	—	(954)	—	(954)

DISTRIBUTIONS	—	—	—	—	—	(308)	(308)

STOCK BASED COMPENSATION	839,918	—	—	5,637	—	—	5,637

FORFEITURE OF STOCK BASED AWARDS	(395,084)	—	—	(445)	—	—	(445)

CANCELLATION OF TREASURY SHARES	(81,087)	81,087	—	—	—	—	—

EXERCISE OF WARRANTS	10,081,453	—	1	64,722	—	—	64,723

ACQUISITION CONSIDERATION	241,546	—	—	4,000	—		4,000

NET LOSS	—	—	$—	$—	$—	$(86,958)	$(86,958)

BALANCE AS OF DECEMBER 31, 2021	82,237,813	—	$8	$242,362	$(953)	$(22,420)	$218,997

TATTOOED CHEF, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except for share and per share information)

	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES	(As Restated)
Net (loss) income	$(86,958)	$69,717	$5,965
Adjustments to reconcile net (loss) income to net cash (used in) operating activities:
Depreciation and amortization	3,603	1,427	658
Bad debt expense	9	—	(69)
Realized loss on disposal of assets	—	78	14
Accretion of debt financing costs	3	22	34
Revaluation of warrant liability	(589)	(1,192)	—
Unrealized forward contract loss (gain)	1,804	(1,042)	—
Stock compensation expense	5,192	3,399	—
Stock compensation expense related to reverse recapitalization	—	12,035	—
Gain on settlement of contingent consideration derivative	—	(37,200)	—
Non-cash lease cost	84	—	—
Deferred income taxes	46,743	(40,818)	(182)
Changes in operating assets and liabilities, net of effects of businesses acquired:
Accounts receivable	(3,839)	(6,839)	(2,585)
Inventory	(10,154)	(21,979)	(7,114)
Prepaid expenses and other assets	(2,609)	(422)	(1,405)
Accounts payable	(4,302)	7,764	2,150
Accrued expenses	(312)	1,662	1,423
Other current liabilities	26	21	35
Net cash used in operating activities	(51,299)	(13,367)	(1,076)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(16,852)	(7,035)	(3,410)
Acquisition of subsidiaries, net of cash acquired	(46,947)	—	—
Proceeds from the sale of property, plant and equipment	—	19	23
Net cash used in investing activities	(63,799)	(7,016)	(3,387)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings on line of credit	952	(10,054)	2,992
Borrowings of notes payable to related parties	—	—	342
Repayments of notes payable to related parties	(64)	(733)	(232)
Borrowings of notes payable	1,168	29	999
Repayments of notes payable	(401)	(1,199)	(1,052)
Capital contributions	—	9,498	6,000
Proceeds from warrant exercises	74,475	53,017	—
Proceeds from reverse recapitalization transaction	—	187,194	—
Payment of distribution to Myjojo (Delaware) stockholders in connection with Merger	—	(75,000)	—
Transaction costs, net of tax	—	(7,227)	—
Payment of distributions	(308)	(8,097)	(250)
Net cash provided by financing activities	75,822	147,428	8,799
NET (DECREASE) INCREASE IN CASH	(39,276)	127,045	4,336
EFFECT OF EXCHANGE RATE ON CASH	48	(3)	(135)
CASH AT BEGINNING OF YEAR	$131,579	$4,537	$336
CASH AT END OF YEAR	$92,351	$131,579	$4,537

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for
Interest	$202	$258	$645
Income taxes	$1,796	$—	$—
Noncash investing and financing activities
Distributions	$—	$—	$1,867
Warrants	$—	$13,542	$—
Capital expenditures included in accounts payable	$1,595	$1,555	$291
Issuance of common stock in connection with acquisition	$4,000	$—	$—

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
Revisions of Previously Issued Financial Statements for Correction of Immaterial Errors.
Subsequent to the issuance of the Company's consolidated financial statements as of December 31, 2021 and 2020 and for each of the three years in the period ended December 31, 2021, included in the Form 10-K filed with the SEC on March 16, 2022, the Company identified errors that were determined to be individually, and in the aggregate, quantitatively and qualitatively immaterial based on its analysis of Staff Accounting Bulletin (“SAB”) No. 99, “Materiality,” and SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. These immaterial errors have been corrected in the accompanying consolidated balance sheet as of December 31, 2020, and the consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for the years ended December 31, 2020 and 2019. The nature of these error corrections is as follows:
•The Company identified a $0.5 million overstatement of operating expenses for the year ended December 31, 2020 in relation to prepaid marketing services. As a result, prepaid expenses were understated by $0.5 million.
•The Company identified errors related to the underlying data used in the inventory capitalization and inventory net realizable value assessment, as well as a classification error between inventory and prepaid expenses. As a result, prepaid expenses were overstated by $1.0 million and inventory was understated by $2.3 million as of December 31, 2020, while cost of goods sold was overstated by $0.7 million net of $0.4 million net realizable value write-downs for the year ended December 31, 2020. In addition, cost of goods sold was overstated by $0.6 million net of $0.1 million net realizable value write-downs for the year ended December 31, 2019.

•The income tax impact of identified errors above resulted in an increase of income tax expense of $0.5 million for the year ended December 31, 2020 and a decrease of deferred tax assets by $0.5 million for the year ended December 31, 2020.
The above corrections are referred to within below tables as “Revisions.”

($ in thousands, except per share amounts)	CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the year ended December 31, 2019	As previously Reported	Revisions	As Revised
COST OF GOODS SOLD	$71,733	$(555)	$71,178
GROSS PROFIT	13,185	555	13,740
(LOSS) INCOME FROM OPERATIONS	6,058	555	6,613
(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES	5,564	555	6,119
NET (LOSS) INCOME	5,410	555	5,965
NET (LOSS) INCOME ATTRIBUTABLE TO TATTOOED CHEF, INC.	4,353	555	4,908

NET (LOSS) INCOME PER COMMON SHARE
Basic	0.15	0.02	0.17
Diluted	0.15	0.02	0.17
Comprehensive (loss) income	5,236	555	5,791
Comprehensive (loss) income attributable to Tattooed Chef, Inc. stockholders	4,172	555	4,727

($ in thousands)	CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the year ended December 31, 2019	As previously Reported	Revisions	As Revised
Net income in retained earnings	$4,353	$555	$4,908
Retained earnings ending balance	1,056	555	1,611
Total stockholders’ equity ending balance	2,937	555	3,492

($ in thousands)	CONSOLIDATED STATEMENTS OF CASH FLOWS
For the year ended December 31, 2019	As previously Reported	Revisions	As Revised
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$5,410	$555	$5,965
Adjustments to reconcile net (loss) income to net cash (used in) operating activities:
Inventory	(6,559)	(555)	(7,114)
Net cash used in operating activities	(1,076)	—	(1,076)

($ in thousands)	CONSOLIDATED BALANCE SHEETS
As of December 31, 2020	As previously Reported	Revisions	As Revised
Inventory	$38,002	$2,253	$40,255
Prepaid expenses and other current assets	18,416	(520)	17,896
TOTAL CURRENT ASSETS	204,278	1,733	206,011
Deferred income taxes, net	47,549	(485)	47,064
TOTAL ASSETS	268,515	1,248	269,763
Retained (deficit) earnings	63,598	1,248	64,846
TOTAL STOCKHOLDERS’ EQUITY	232,054	1,248	233,302
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	268,515	1,248	269,763

($ in thousands, except per share amounts)	CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the year ended December 31, 2020	As previously Reported	Revisions	As Revised
COST OF GOODS SOLD	$126,818	$(678)	$126,140
GROSS PROFIT	21,680	678	22,358
OPERATING EXPENSES	31,633	(500)	31,133
LOSS FROM OPERATIONS	(9,953)	1,178	(8,775)
INCOME BEFORE PROVISION FOR INCOME TAXES	28,746	1,178	29,924
INCOME TAX BENEFIT	40,278	(485)	39,793
NET INCOME	69,024	693	69,717
NET INCOME ATTRIBUTABLE TO TATTOOED CHEF, INC.	67,602	693	68,295

NET (LOSS) INCOME PER COMMON SHARE
Basic	1.85	0.02	1.87
Diluted	1.68	0.01	1.69
Comprehensive (loss) income	69,801	693	70,494
Comprehensive (loss) income attributable to Tattooed Chef, Inc. stockholders	68,295	693	68,988

($ in thousands)	CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the year ended December 31, 2020	As previously Reported	Revisions	As Revised
Net income in retained earnings	$67,602	$693	$68,295
Retained earnings ending balance	63,598	1,248	64,846
Total stockholders’ equity ending balance	232,054	1,248	233,302

($ in thousands)	CONSOLIDATED STATEMENTS OF CASH FLOWS
For the year ended December 31, 2020	As previously Reported	Revisions	As Revised
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$69,024	$693	$69,717
Adjustments to reconcile net income to net provided by (cash used in) operating activities:
Deferred income taxes	(41,303)	485	(40,818)
Changes in operating assets and liabilities:
Inventory	(20,281)	(1,698)	(21,979)
Prepaid expenses and other assets	(942)	520	(422)
Net cash used in operating activities	(13,367)	—	(13,367)
Restatement of Previously Issued Financial Statements
Subsequent to the issuance of the Company's consolidated financial statements as of and for the year ended December 31, 2021, included in the Form 10-K filed with the SEC on March 16, 2022, the following errors were identified:
–The Company incorrectly recorded expenses for advertising placement by a marketing services firm on a straight-line basis over the life of the contract rather than when the services were actually rendered. As a result, marketing expenses were understated by $0.5 million for the year ended December 31, 2021.
–The Company incorrectly recorded expenses related to a multi-vendor mailer program with a customer as operating expenses rather than as a reduction of revenue. As a result, both operating expenses and revenue were overstated by $4.8 million for the year ended December 31, 2021.
–The Company incorrectly recorded certain payments to customers as promotional and bad debt expenses within operating expenses rather than as a reduction of revenue. As a result, both revenue and operating expenses were overstated by $0.6 million for the year ended December 31, 2021.
–The Company identified errors related to the underlying data used in the inventory capitalization and inventory net realizable value assessment. As a result, inventory was understated by $1.7 million as of December 31, 2021 and cost of goods sold was overstated by $0.5 million net of $0.2 million net realizable value write-downs for the year ended December 31, 2021, with the remaining $1.2 million of the error related to cost of goods sold for 2019 and 2020 as discussed above.
–The income tax impact of the errors identified above resulted in a decrease of income tax expense of $0.5 million for the year ended December 31, 2021.

The table below sets forth the Company’s consolidated financial statements that were impacted by the errors described above, including as originally reported, the impacts resulting from the restatement, and the as restated balances as of and for the year ended December 31, 2021 (in thousands):

	CONSOLIDATED BALANCE SHEETS
As of December 31, 2021 ($ in thousands)	As Reported	Adjustments	As Restated
ASSETS

CURRENT ASSETS
Cash	$92,351	$—	$92,351
Accounts receivable, net	25,117	—	25,117
Inventory	54,562	1,694	56,256
Prepaid expenses and other current assets	7,027	—	7,027
TOTAL CURRENT ASSETS	179,057	1,694	180,751

Property, plant and equipment, net	46,476	—	46,476
Operating lease right-of-use assets, net	8,039	—	8,039
Finance lease right-of-use assets, net	5,639	—	5,639
Intangible assets, net	151	—	151
Deferred income taxes, net	266	—	266
Goodwill	26,924	—	26,924
Other assets	649	—	649
TOTAL ASSETS	$267,201	$1,694	$268,895

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$28,334	$—	$28,334
Accrued expenses	3,767	—	3,767
Line of credit	1,200	—	1,200
Notes payable to related parties, current portion	—	—	—
Notes payable, current portion	5,019	—	5,019
Forward contract derivative liability	1,804	—	1,804
Operating lease liabilities, current	1,523	—	1,523
Other current liabilities	122	—	122
TOTAL CURRENT LIABILITIES	41,769	—	41,769

Warrant liability	814	—	814
Operating lease liabilities, net of current portion	6,599	—	6,599
Notes payable, net of current portion	716	—	716
TOTAL LIABILITIES	$49,898	$—	$49,898

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock	—	—	—
Common stock	8	—	8
Treasury stock	—	—	—
Additional paid in capital	242,362	—	242,362
Accumulated other comprehensive (loss) income	(953)	—	(953)
Retained (deficit) earnings	(24,114)	1,694	(22,420)
TOTAL STOCKHOLDERS’ EQUITY	217,303	1,694	218,997

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$267,201	$1,694	$268,895

	CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the year ended December 31, 2021 ($ in thousands except per share amounts and shares)	As Reported	Adjustments	As Restated
REVENUE	$213,430	$(5,436)	$207,994
COST OF GOODS SOLD	191,318	(461)	190,857
GROSS PROFIT	22,112	(4,975)	17,137
OPERATING EXPENSES	59,109	(4,936)	54,173
LOSS FROM OPERATIONS	(36,997)	(39)	(37,036)
Interest expense	(261)	—	(261)
Other (expense) income	(2,222)	—	(2,222)
LOSS BEFORE PROVISION FOR INCOME TAXES	(39,480)	(39)	(39,519)
INCOME TAX EXPENSE	(47,924)	485	(47,439)
NET LOSS	(87,404)	446	(86,958)
LESS: INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—
NET LOSS ATTRIBUTABLE TO TATTOOED CHEF, INC.	(87,404)	446	(86,958)

NET (LOSS) INCOME PER COMMON SHARE
Basic	$(1.07)	$—	$(1.07)
Diluted	$(1.08)	$0.01	$(1.07)

WEIGHTED AVERAGE COMMON SHARES
Basic	81,532,234	—	81,532,234
Diluted	81,671,129	—	81,671,129

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX

Foreign currency translation adjustments	(954)	—	(954)

Total other comprehensive (loss) income, net of tax	(954)	—	(954)

Comprehensive (loss) income	(88,358)	446	(87,912)
Less: comprehensive income attributable to the noncontrolling interest	—	—	—
Comprehensive (loss) income attributable to Tattooed Chef, Inc. stockholders	$(88,358)	$446	$(87,912)

	CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
As of December 31, 2021 ($ in thousands)	As Reported	Adjustments	As Restated
Net loss in retained earnings (deficit)	$(87,404)	$446	$(86,958)
Retained earnings (deficit) beginning balance	63,598	1,248	64,846
Retained earnings (deficit) ending balance	(24,114)	1,694	(22,420)
Total stockholders’ equity beginning balance	232,054	1,248	233,302
Total stockholders’ equity ending balance	217,303	1,694	218,997

	CONSOLIDATED STATEMENTS OF CASH FLOWS
For the year ended December 31, 2021 ($ in thousands)	As Reported	Adjustments	As Restated
Cash Flows from Operating Activities:
Net (loss) income	$(87,404)	$446	$(86,958)
Adjustments to reconcile net (loss) income to net cash (used in) operating activities:
Depreciation and amortization	3,603	—	3,603
Bad debt expense	442	(433)	9
Accretion of debt financing costs	3	—	3
Revaluation of warrant liability	(589)	—	(589)
Unrealized forward contract loss (gain)	1,804	—	1,804
Stock compensation expense	5,192	—	5,192
Non-cash lease cost	84	—	84
Deferred income taxes	47,228	(485)	46,743
Changes in operating assets and liabilities, net of effects of businesses acquired:
Accounts receivable	(4,272)	433	(3,839)
Inventory	(10,713)	559	(10,154)
Prepaid expenses and other assets	(2,089)	(520)	(2,609)
Accounts payable	(4,302)	—	(4,302)
Accrued expenses	(312)	—	(312)
Other current liabilities	26	—	26
Net cash used in operating activities	(51,299)	—	(51,299)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(16,852)	—	(16,852)
Acquisition of subsidiaries, net of cash acquired	(46,947)	—	(46,947)
Net cash used in investing activities	(63,799)	—	(63,799)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings on line of credit	952	—	952
Repayments of notes payable to related parties	(64)	—	(64)
Borrowings of notes payable	1,168	—	1,168
Repayments of notes payable	(401)	—	(401)

Proceeds from warrant exercises	74,475	—	74,475
Payment of distributions	(308)	—	(308)
Net cash provided by financing activities	75,822	—	75,822
NET (DECREASE) INCREASE IN CASH	(39,276)	—	(39,276)
EFFECT OF EXCHANGE RATE ON CASH	48	—	48
CASH AT BEGINNING OF YEAR	$131,579	$—	$131,579
CASH AT END OF YEAR	$92,351	$—	$92,351

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for
Interest	$202	—	$202
Income taxes	$1,796	—	$1,796
Noncash investing and financing activities
Capital expenditures included in accounts payable	$1,595	$—	$1,595
Issuance of common stock in connection with acquisition	$4,000	$—	$4,000
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
Sales and Marketing Expenses. The Company expenses costs associated with sales and marketing as incurred. Sales and marketing expenses were $23.11 million, $6.50 million and $3.00 million for the years ended December 31, 2021, 2020 and 2019, respectively, and are included in operating expenses in the consolidated statements of operations and comprehensive income (loss).
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
Under the provisions of ASC 505-50, Equity-Based Payments to Non-Employees, the Company measures stock-based awards granted to non-employees based on the fair value of the award on the grant date. Compensation expense is recognized over the period during which services are rendered by non-employees until service is completed. At the end of each financial reporting period, for share based payments issued in lieu of cash prior to completion of the service, the fair value of these awards is remeasured using the then-current fair value of the Company’s common stock.
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
Concentrations of Credit Risk. The Company sells products to customers primarily located in the United States and grants credit, generally without collateral, to the customers. Consequently, the Company is subject to potential credit risk related to changes in business and economic factors in this geographical area. Three customers accounted for 72% of the Company’s revenue during the year ended December 31, 2021 (as restated). Three customers accounted for more than 88% of the Company’s revenue during the year ended December 31, 2020. Five customers accounted for more than 95% of the Company’s revenue during the year ended December 31, 2019.
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
The Company’s products are primarily sold to customers in the United States. Approximately 1% of the total sales were sold to foreign countries in Europe, Asia and North America during the years ended December 31, 2021, 2020 and 2019. Long-lived assets consist of net property, plant and equipment and other non-current assets. The geographic location of long-lived assets is as follows:

Long Lived Assets (in thousands)	December 31, 2021	December 31, 2020
Italy	$17,269	$9,113
United States	29,207	6,970
Total	$46,476	$16,083
The carrying amounts of net assets and the geographic location in which they are located are as follows:

Net Assets (in thousands)	December 31, 2021	December 31, 2020
	(As Restated)
Italy	$8,203	$7,966
United States	210,794	225,336
Total	$218,997	$233,302
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
The Public Warrants are considered freestanding equity-classified instruments due to their detachable and separately exercisable features and meet the indexation criteria in ASC 815-40-15. Accordingly, the Public Warrants are presented as a component of Stockholders’ Equity in accordance with ASC 815-40-25. All of the public warrants have been exercised as of December 31, 2021. See note 18. The agreements with respect to the Company’s Private Placement Warrants include provisions related to determining settlement amounts that preclude the Private Placement Warrants from being accounted for as components of equity. As these warrants meet the definition of a derivative as contemplated in ASC 815-40, the Private Placement Warrants are recorded as derivative liabilities on the consolidated balance sheets and measured at fair value at inception (on the Closing Date) and at each reporting date in accordance with ASC 820, with changes in fair value recognized in the consolidated statements of operations and other comprehensive income (loss) in the period of change.
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
Myjojo (Delaware) was determined to be the accounting acquirer based on the following predominant factors:
(i)Myjojo (Delaware)’s stockholders have the largest portion of voting rights in the Company post-combination;
(ii)the Board and Management of the post-combination company are primarily composed of individuals associated with Myjojo (Delaware);
(iii)Myjojo (Delaware) was the larger entity based on historical operating activity, assets, revenues and employee base at the time of the Closing of the Transaction; and
(iv)the on-going operations post-combination comprise those of Myjojo (Delaware).

The Restructuring
In connection with the Transaction, the following Restructuring transactions were consummated prior to, and as a condition to, the Closing, based on the Contribution Agreement dated June 11, 2020, entered into among Myjojo (Delaware), UMB, Pizzo and Salvatore Galletti:
(i)UMB contributed all of its equity interests in Ittella International to Myjojo (Delaware) (Note 4) in exchange for 1,176 shares of Myjojo (Delaware) common stock. These shares were exchanged for 4,046,291 shares of Forum’s Class A common stock and cash of $9.00 million at the Closing Date;
(ii)Pizzo contributed all of its 30% equity interests in Ittella Italy in exchange for one share of Class B special stock of Myjojo (Delaware). This share was exchanged for 1,500,000 shares of Forum’s Class A common stock and cash of $2.00 million at the Closing Date;
(iii)Myjojo (Delaware) issued one share of Class A special stock to Myjojo (Delaware)’s Chief Operating Officer. In connection with the Transaction, this one share was exchanged for 500,000 shares of Forum’s Class A common stock with a fair value of $24.07 per share (total $12.04 million). In addition, the Chief Operating Officer received $1.00 million in cash at the Closing Date. The $13.04 million is included within operating expenses as compensation expense in the consolidated statements of operations and comprehensive income (loss); and
(iv)Salvatore Galletti transferred 165 shares of common stock of Myjojo (Delaware) to Project Lily, LLC (“Project Lily”) a Delaware limited liability company controlled by Salvatore Galletti. At the Closing Date, the shares of Myjojo (Delaware) held by Salvatore Galletti and Project Lily were exchanged for 27,757,557 and 566,481 shares (a total of 28,324,038), respectively, of Forum’s Class A common stock. In addition, Salvatore Galletti and Project Lily received cash of $61.50 million and $1.50 million, respectively, at the Closing Date.
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
The multiple settlement provisions of the Holdback Shares and Sponsor Earnout Shares constitute derivative instruments under ASC 815, which must be classified as asset or liability instruments at their fair value at the Closing date, and subsequently remeasured with changes in fair value recognized in earnings. At the Closing date, the fair value of the contingent consideration relating to the Holdback Shares amounted to $120.35 million. The derivative liability was remeasured with changes in fair value recognized in earnings of $37.20 million upon release of the Holdback Shares to the certain stockholders in November 2020. The fair value of the Sponsor Earnout Shares was $0 at the Closing date and 0 $0 upon the release date. Refer to Note 13 – Fair Value Measurements.
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
There was no Redeemable Noncontrolling Interest for the year ended December 31, 2021. Changes in the carrying value of the Redeemable Noncontrolling Interest were as follows for the year ended December 31, 2020:

Amount (in thousands)
Redeemable Noncontrolling Interest as of December 31, 2019	$6,900
Contribution from noncontrolling interest	1,143
Net income attributable to redeemable noncontrolling interest	230
Accretion to redeemable noncontrolling interest to redemption value	36,719
Reverse recapitalization transaction	(44,992)
Redeemable Noncontrolling Interest as of December 31, 2020	$—
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

Revenue streams for the years ended December 31, 2021, 2020 and 2019 respectively were:

	December 31, 2021		December 31, 2020		December 31, 2019
Revenue Streams (in thousands)	Revenue	% Total	Revenue	% Total	Revenue	% Total
	(As Restated)
Tattooed Chef	$127,087	61%	$84,598	57%	$18,280	22%
Private Label	75,648	36%	62,906	42%	63,819	75%
Other revenues	5,259	3%	994	1%	2,819	3%
Total net revenue	$207,994		$148,498		$84,918
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
Major Customers — Customers accounting for 10% or more of consolidated revenue were:

Customer	December 31, 2021	December 31, 2020	December 31, 2019
	(As Restated)
Customer C	35%	39%	29%
Customer A	26%	32%	10%
Customer B	11%	17%	35%
Customer E	*	*	11%
Customer D	*	*	10%

*	Customer accounted for less than 10% of revenue in the period.
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
7.    INVENTORY
Inventory consists of the following as of (in thousands):

	December 31, 2021	December 31, 2020
	(As Restated)
Raw materials	$22,724	$16,534
Work-in-process	5,545	5,040
Finished goods	24,450	15,677
Packaging	3,537	3,004
Total inventory	$56,256	$40,255
8.    PREPAID EXPENSES AND OTHER CURRENT ASSETS
The following table provides additional information related to the Company’s prepaid expenses and other current assets as of (in thousands):

	December 31, 2021	December 31, 2020

Warrants receivable (see Note 18)	$—	$13,542
Prepaid advertising expenses	4,133	500
Tax credits	1,106	1,884
Prepaid other expenses	1,612	877
Other current assets	176	1,093
Total prepaid expenses and other current assets	$7,027	$17,896
9.    PROPERTY, PLANT, AND EQUIPMENT, NET
Property, plant, and equipment are stated at cost. A summary of property, plant, and equipment as of (in thousands):

	December 31, 2021	December 31, 2020

Land	$738	$—
Building	4,766	2,574
Leasehold improvements	5,336	2,106
Machinery and equipment	33,975	12,526
Computer equipment	549	187
Furniture and fixtures	169	109
Construction in progress	7,986	1,533
Property, plant, and equipment	53,519	19,035
Less: accumulated depreciation and amortization	(7,043)	(2,952)

Property, plant, and equipment, net	$46,476	$16,083
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
10.    INTANGIBLE ASSETS, NET AND GOODWILL
Intangible assets consist of the following as of (in thousands):

	December 31, 2021	December 31, 2020
Tradenames	$220	$—
Less: accumulated amortization	(69)	—
Intangible assets, net	$151	$—
The estimated useful lives of the identifiable definite-lived intangible assets acquired in the NMFD Transaction were determined to be two years.
The Company recorded amortization expense of $0.07 million, $0 million and $0 million, respectively, for the years ended December 31, 2021, 2020 and 2019.
Estimated future amortization expense for the definite-lived intangible assets is as follows (in thousands):

2022	$110
2023	41
2024	—
Total	$151

The following table sets forth the change in the carrying amount of goodwill for the year ended December 31, 2021 (in thousands):

Balance as of January 1, 2021	$—
New Mexico Food Distributors, Inc. (NMFD) and Karsten Acquisition	17,973
Measurement period adjustment (change in consideration)	26
Belmont Acquisition	8,925
Balance as of December 31, 2021	$26,924
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

	Year Ended December 31,
	2021	2020
	(As Restated)
Net Revenue - pro forma combined	$251,171	$202,916
Net (Loss) Income - pro forma combined	(88,071)	70,210
Weighted Average Shares:
Basic	81,773,780	36,729,408
Diluted	81,912,675	40,318,734
Net Income (Loss) per Share:
Basic	$(1.08)	$1.91
Diluted	$(1.08)	$1.74
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
The fair values of the Company’s derivative instruments classified as Level 2 financial instruments and the line items within the accompanying consolidated balance sheets to which they were recorded are summarized as follows (in thousands):

	Balance Sheet Line Item	December 31, 2021	December 31, 2020
Derivatives not designated as hedging instruments:
Foreign currency derivatives	Prepaid expenses and other current assets	$—	$1,042
Foreign currency derivatives	Forward contract derivative liability	1,804	—
Total derivatives not designed as hedging instruments		$1,804	$1,042
The effect on the accompanying consolidated statements of operations and comprehensive income (loss) of derivative instruments not designated as hedges and contingent consideration derivatives is summarized as follows (in thousands):

	Line Item in Statement of Income	Year ended December 31, 2021	Year ended December 31, 2020
Derivatives not designated as hedging instruments:
Foreign currency derivatives	Other income (expense)	$(2,846)	$1,042
Gain on settlement of contingent consideration derivative	Other income	—	37,200
Total not designated as hedging instruments		$(2,846)	$38,242
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
•Initial Measurement
The fair value of the Private Placement Warrants was initially measured at fair value on October 15, 2020, the Closing Date.
•Subsequent Measurement
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
•Fair Value Measurement
The fair value of the Private Placement Warrants was determined to be $7.07 per warrant as of December 31, 2021, using Monte Carlo simulations and certain Level 3 inputs. Inherent in a Monte Carlo simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock warrants based on implied volatility from its traded warrants and historical volatility of select peers’ common stock with a similar expected term of the Private Placement Warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield on the grant date with a maturity similar to the expected remaining term of the warrants. The expected term of the Private Placement Warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company estimated to remain at zero
The following table provides quantitative information regarding the inputs to the fair value measurement of the Private Placement Warrants as of each measurement date:

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
The following table presents the changes in the fair value of warrant liabilities:

Private Placement
Fair value at initial measurement on October 15, 2020	$9,072
Exercise of Private Placement Warrants	(2,696)
Change in fair value (1)	(1,192)
Fair value as of December 31, 2020	$5,184
Exercise of Private Placement Warrants	(3,782)
Change in fair value (1)	(588)
Fair value as of December 31, 2021	$814

(1)	Changes in fair value of warrant liabilities are recognized as other income (expense) in the consolidated statements of operations and comprehensive income (loss).
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
Upon adoption, ASC 842, Leases had an impact in the Company’s consolidated balance sheet and in its consolidated statement of operations. As part of the transition, the Company elected the following practical expedients:
•Package of practical expedients which eliminates the need to reassess (1) whether any expired or existing contracts are or contain leases; (2) the lease classification for any expired or existing leases; and (3) the initial direct costs for any existing leases.
•The practical expedient whereby the lease and non-lease components will not be separated for all classes of assets.
•Not to recognize ROU assets and corresponding lease liabilities with a lease term of 12 months or less from the lease commencement date for all class of assets.
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
As of December 31, 2021, the Company has one additional operating lease that has not yet commenced. Approximately $10.49 million of operating lease ROU asset and operating lease liabilities are expected to be recognized in the Company’s balance sheet upon the possession date in 2022.
The components of lease costs are as follows:

(in thousands)	Statement of Operations Location	Year ended December 31, 2021
Operating leases:
Lease cost	Cost of goods sold	$1,014
Lease cost	Operating expenses	293
Operating lease cost		1,307
Finance leases:
Amortization of right-of use assets	Operating expenses	110
Interest on IRB lease note payable	Interest expenses	67
Finance lease cost		177
Other:
Variable lease cost	Cost of goods sold	1,733
Variable lease cost	Operating expenses	21
Variable lease cost*		1,754
Total lease cost		$3,238

*	Variable lease cost primarily consists of month to month rent, charges based on usage and maintenance.
The Company’s rent expense amounted to $2.05 million and $1.50 million for the years ended December 31, 2020 and 2019, respectively.

Supplemental balance sheet information as of December 31, 2021 related to leases are as follows:

(in thousands)		December 31, 2021
Assets	Balance Sheet Location
ROU assets-Finance lease**	Finance lease right-of-use asset, net	$5,749
Less: accumulated amortization	Finance lease right-of-use asset, net	(110)
Finance lease right-of-use assets, net	Finance lease right-of-use asset, net	5,639
ROU assets-Operating lease	Operating lease right-of-use assets	9,099
Less: accumulated amortization	Operating lease right-of-use assets	(1,060)
Operating lease right-of-use assets, net	Operating lease right-of-use assets	8,039
Total Lease ROU assets		$13,678
Liabilities
Current:
Operating lease liabilities, current	Operating lease liabilities, current	$(1,523)
Finance lease liability**	**	(2,826)
Long term:
Operating lease liabilities, noncurrent	Operating lease liabilities, noncurrent	(6,599)
Total Lease liabilities		$(10,948)

**	The finance lease ROU asset and liability under an IRB arrangement were acquired and assumed through NMFD acquisition (see Note 11). The finance lease liability was offset with IRB assets. The amounts of the finance lease liability and IRB assets were the same as the balance of note payable (see Note 17).
Supplemental cash flow information related to leases was as follows:

(in thousands)	Year ended December 31, 2021
Operating cash flows paid for operating leases	$(986)
Financing cash flows paid for note payable related to IRB lease	(90)

Non-cash investing and financing activities: ROU assets obtained in exchange for lease obligations:
Operating lease	4,936
The following table represents the weighted-average remaining lease term and discount rates for operating lease as of December 31, 2021:

	Operating Leases	Finance Leases
Weighted-average remaining lease term (years)	7.11	4.00
Weighted-average discount rate	4.0%-5.3%	3.8%

The following table reconciles the undiscounted future lease payments for operating leases to the operating leases recorded in the consolidated balance sheet at December 31, 2021:

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

The Company’s (loss) income before income taxes are subject to taxes in the following jurisdictions for the following periods (in thousands):

	December 31, 2021	December 31, 2020	December 31, 2019
	(As Restated)
Pre-tax (loss) income from U.S. operations	$(40,811)	$25,574	$4,863
Pre-tax (loss) income from foreign operations	1,292	4,350	1,256
Total Pre-tax (loss) income	$(39,519)	$29,924	$6,119
The (benefit) provision for income taxes consisted of the following:

	December 31, 2021	December 31, 2020	December 31, 2019
Current:	(As Restated)
Federal	$—	$—	$—
State and local	2	78	79
Foreign	641	947	257
Total current	643	1,025	336
Deferred:
Federal	35,256	(29,138)	—
State and local	11,726	(13,470)	(11)
Foreign	(186)	(390)	(171)
Tax benefit recorded to additional paid-in capital	—	2,180	—
Total deferred	46,796	(40,818)	(182)

Total income tax (benefit) expense	$47,439	$(39,793)	$154

For the years ended December 31, 2021, 2020 and 2019, the effective tax rate was (120.0)%, (133.0)%, and 2.5%, respectively. A reconciliation of the income tax provisions to the amounts computed by applying the statutory federal income tax rate to income before income tax provisions for the years ended (in thousands):

	December 31, 2021		December 31, 2020		December 31, 2019
	(As Restated)
Income taxes computed at Federal statutory rate	$(8,299)	21.0%	$6,222	20.8%	$1,210	19.8%
State and local taxes	(1,182)	3.0%	(334)	(1.1)%	69	1.1%
Section 162(m) limitation	—	—%	2,537	8.5%	—	—%
Derivative Gain / Loss	(20)	0.1%	(7,812)	(26.1)%	—	—%
Permanent differences	16	—%	(187)	(0.6)%	—	—%
Foreign taxes	455	(1.2)%	947	3.2%	419	6.8%
Earnings not subject to federal entity-level tax	—	—%	—	—%	(1,210)	(19.8)%
Change in valuation allowance	50,204	(127.0)%	(1,995)	(7)%	(334)	(5.5)%
Effect of Change in Rate (State)	4,897	(12.4)%	—	—%	—	—%
Change in tax status	—	—%	(39,129)	(130.8)%	—	—%
Other	1,368	(3.5)%	(42)	(0.1)%	—	—%

Total income tax (benefit) expense	$47,439	(120.0)%	$(39,793)	(133.0)%	$154	2.5%

Deferred Tax Assets and Liabilities
The components of deferred income tax assets and liabilities, which are included in the accompanying consolidated balance sheets, are summarized as follows for years ended (in thousands):

	2021	2020
	(As Restated)
Deferred tax assets
Transaction costs	$1,127	$6,204
Fixed assets	—	65
Intangibles	33,272	38,667
Stock based compensation	643	951
Accruals and reserves	767	275
Net operating loss carryforwards	15,144	1,034
Lease liabilities	2,087	—
Unrealized exchange loss	232	—
Other	318	110
Gross deferred tax assets	53,590	47,306
Less valuation allowance	(50,136)	—
Total deferred tax assets	$3,454	$47,306

Deferred tax liability
Fixed assets	$(1,042)	$—
Unrealized exchange gain	—	(242)
Right of use asset	(2,067)	—
Other	(79)	—
Total deferred tax liabilities	(3,188)	(242)
Net deferred tax assets	$266	$47,064
Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2021, as well significant deferred tax asset in excess of deferred tax liabilities. Primarily based on the objective evidence as described above, the Company recorded a full valuation allowance on the net deferred tax asset in US. As of December 31, 2021, the balance of $0.3 million of deferred tax assets, net was recognized by Ittella Italy. As of December 31, 2021, the Company has established a valuation allowance against its net deferred tax assets in the amount of $50.1 million.
As of December 31, 2021, the Company had federal and state net operating loss carryforwards of approximately $61.1 million and $42.0 million, respectively. The federal net operating loss carryforwards can be carried forward indefinitely. The state net operating loss carryforwards will expire beginning in 2040, if not utilized.
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
17.    INDEBTEDNESS
Debt consisted of the following as of (in thousands):

	December 31, 2021	December 31, 2020

Revolving credit facility	$1,200	$22
Notes payable	5,735	2,101
Notes payable to related parties (Note 20)	—	66
Total debt	6,935	2,189
Less current debt	(6,219)	(199)

Total long-term debt	$716	$1,990
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
The following schedule discloses the components of the Company’s changes in net income attributable to noncontrolling interest for the years ended December 31 (in thousands):

	2021	2020	2019
Net income attributable to noncontrolling interest in Ittella Italy	$—	$1,192	$351
Net income attributable to noncontrolling interest in Ittella International	—	230	706
Increase in noncontrolling interest due to foreign currency translation	—	84	7

Change in net comprehensive income attributable to noncontrolling interest	$—	$1,506	$1,064
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
As discussed in Note 1, Forum completed a business combination, which is one of the trigger events for exercisability of the Warrants. Warrant activity is as follows:

	Public Warrants	Private Placement Warrants
Issued and outstanding as of October 15, 2020	20,000,000	655,000
Exercised	(5,540,316)	(247,423)
Issued and outstanding as of December 31, 2020	14,459,684	407,577
Exercised	(14,459,684)	(292,417)
Issued and outstanding as of December 31, 2021	—	115,160
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
The table below summarizes the share-based activity in the Plan:

	Number of Awards Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Intrinsic Value (in thousands)
Balance at December 31, 2019	—	—	—	—
Granted	773,300	24.64	10.00	—
Cancelled and forfeited	—	—	—	—
Exercised	—	—	—	—
Balance at December 31, 2020	773,300	$24.64	9.98	$—
Granted	825,000	18.15	—	—
Cancelled and forfeited	(4,500)	24.69	—	—
Exercised	—	—	—	—
Balance at December 31, 2021	1,593,800	$21.30	9.26	$—
Vested and Exercisable at December 31, 2021	256,267	$24.69	8.98	$—
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
Restricted Stock and Restricted Stock Units
Restricted Stock Units (“RSUs”) are convertible into shares of Company common stock upon vesting on a one-to-one basis. Restricted stock awards ("RSAs") has the same rights as other issued and outstanding shares of Company common stock except they are not entitled to dividends until the awards vest. Restrictions also limit the sale or transfer of the same during the vesting period. Any unvested portion of the Restricted Stock and RSUs shall be terminated and forfeited upon termination of employment or service of the grantee.
Director restricted stock activity under the Plan for the year ended December 31, 2021 is as follows:

	Employee Director Awards		Non-Employee Director Awards
	Number of Shares	Weighted- Average Fair Value	Number of Shares	Weighted- Average Fair Value
Balance at December 31, 2019	—	$—	—	$—
Granted	4,935	20.26	39,480	20.26
Vested	(4,935)	20.26	(39,480)	20.26
Forfeited	—	—	—	—
Balance at December 31, 2020	—	$—	—	$—
Granted	—	—	20,134	19.70
Vested	—	—	(20,134)	19.70
Forfeited	—	—	—	—
Non-Vested and restricted stock at December 31, 2021	—	$—	—	$—

Non-director employee and consultant restricted stock activity under the Plan for the year ended December 31, 2021 is as follows:

	Employee Awards		Consultant (Non-Employee) Awards
	Number of Shares	Weighted- Average Fair Value	Number of Shares	Weighted- Average Fair Value
Balance at December 31, 2019	—	$—	—	$—
Granted	400,000	24.28	200,000	24.69
Vested	—	—	(100,000)	24.69
Forfeited	—	—	—	—
Balance at December 31, 2020	400,000	$24.28	100,000	$24.69
Granted	30,416	23.65	110,000	18.89
Vested	(4,916)	24.28	(110,000)	18.89
Forfeited	(425,500)	24.24	(100,000)	24.69
Non-Vested and restricted stock at December 31, 2021	—	$—	—	$—
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

ITTELLA PROPERTIES, LLC. CONDENSED BALANCE SHEETS
(in thousands, except for share and per share information)

	December 31, 2021	December 31, 2020
ASSETS
CURRENT ASSETS
Cash	$166	$14
Accounts receivable	19	38
Prepaid expenses and other current assets	—	10
TOTAL CURRENT ASSETS	185	62
Property, plant and equipment, net	2,093	2,187
TOTAL ASSETS	$2,278	$2,249

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$7	$11
Accrued expenses	—	10
Notes payable to related parties, current portion	1,912	111
Other current liabilities	49	11
TOTAL CURRENT LIABILITIES	1,968	143
Notes payable, net of current portion		1,907
TOTAL LIABILITIES	1,968	2,050
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Additional paid in capital	300	300
Retained earnings (deficit)	10	(101)
Total equity	310	199
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,278	$2,249

23    EARNINGS PER SHARE
The following is the summary of basic and diluted EPS for the years ended December 31, 2021, 2020 and 2019:

(In thousands, except EPS)	2021	2020	2019
Numerator	(As Restated)
Net Income (loss) attributable to Tattooed Chef, Inc.	$(86,958)	$68,295	$4,908
Gain on fair value remeasurement related to Warrants	(718)	(461)	—
Dilutive Net income (loss) attributable to Tattooed Chef, Inc.	$(87,676)	$67,834	$4,908

Denominator
Weighted average common shares outstanding	81,532	36,488	28,324
Effect of potentially dilutive securities related to Warrants	139	3,589	—
Weighted average diluted shares outstanding	81,671	40,077	28,324

Earnings per share
Basic	$(1.07)	$1.87	$0.17
Diluted	$(1.07)	$1.69	$0.17
The following have been excluded from the calculation of diluted earnings per share as the effect of including them would have been anti-dilutive for the years ended December 31, 2021, 2020 and 2019:

(In thousands)	2021	2020	2019
Warrants	—	11,278	—
Stock options	433	756	—
Restricted stock awards	38	500	—

Total	471	12,534	—

24 EVENTS SUBSEQUENT TO THE MARCH 16, 2022 ISSUANCE OF THE DECEMBER 31, 2021 FINANCIAL STATEMENTS (UNAUDITED)

Subsequent to the issuance of the December 31, 2021 consolidated financial statements, events or conditions occurred that led to the conclusion that substantial doubt exists about the Company’s ability to continue as a going concern. Among other things, the conditions that raised substantial doubt include continued losses at the Company and non-compliance with debt covenants.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K/A. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2021, our disclosure controls and procedures were not effective as a result of the material weaknesses described below.
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
Management excluded New Mexico Food Distributors, Inc. (“NMFD”), Karsten Tortilla Factory LLC (“Karsten”), and the business of Belmont Confections, Inc. (“Belmont”) from our evaluation of internal control over financial reporting as of December 31, 2021, because of the timing of the acquisitions and ongoing integration efforts throughout the period. Total assets and total revenues of NMFD, Karsten and Belmont, represent approximately 14.6%, or $39.15 million and 11.0%, or $22.95 million, respectively, of the related consolidated financial statement amounts as of, and for the year ended, December 31, 2021.
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

Control Environment, Risk Assessment, and Monitoring Activities
Management did not maintain appropriately designed entity-level controls impacting the control environment, risk assessment procedures and effective monitoring controls to prevent or detect material misstatements to the consolidated financial statements. These deficiencies were attributed to:
•Insufficient number of qualified resources and inadequate oversight and accountability over the performance of controls;
•Ineffective assessment and identification of risks impacting internal control over financial reporting; and,
•Ineffective monitoring controls, as the Company did not effectively evaluate whether the components of internal control were present and functioning.
Control Activities
Additionally, management did not adequately design and implement of effective control activities, general controls over information technology and effective policies and procedures, resulting in additional material weaknesses within certain business processes. These deficiencies attributed to the following individual control activities:
•Information system logical access and change management within certain key financial systems
•Accounting policies and procedures and related controls over significant, unusual, and complex transactions, including business combinations
•Controls over the tracking and accounting of promotional allowances granted to customers, including applicable adjustments to revenue for related variable consideration
•Controls over the accounting for income taxes
•Segregation of duties with respect to the review of account reconciliations and creation and posting of manual journal entries
•Accounting policies and procedures and related controls over the presentation and disclosures in the consolidated financial statements, including controls over the completeness and accuracy of underlying data to support the amounts presented in accordance with the applicable financial reporting requirements
However, after giving full consideration to these material weaknesses, and the additional analyses and other procedures that we performed to ensure that our consolidated financial statements included in this Annual Report on Form 10-K/A were prepared in accordance with U.S. GAAP, our management has concluded that our consolidated financial statements present fairly, in all material respects, our financial position, results of operations and cash flows for the periods disclosed in conformity with U.S. GAAP.
Remediation of Material Weaknesses
We have begun the process of, and we are focused on, designing and implementing effective measures to improve our internal controls over financial reporting and remediate the material weaknesses. Our efforts include a number of actions:
•Hired qualified staff and outside resources to segregate key functions within our financial and information technology processes supporting our internal controls over financial reporting;
•Hired several qualified accounting professionals with appropriate level of expense and training to design, maintain and improve our accounting policies, procedures and controls to prevent and detect material misstatements related to the presentation and disclosures of the consolidated financial statements;
•Developed internal controls documentation, including comprehensive accounting policies and procedures over certain key financial processes and related disclosures; and,

•Drafted position papers for all complex, non-recurring transactions.
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
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as “the consolidated financial statements”) and our report dated March 16, 2022, except for the impact of the restatement and revisions described in Note 1, as to which the date is November 16, 2022, expressed an unqualified opinion thereon.
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
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses have been identified and described in management’s assessment. The material weaknesses related to 1) not maintaining an appropriate control environment, inclusive of qualified resources and adequate oversight and accountability over the performance of controls, and risk assessment and monitoring activities by appropriately qualified resources with the knowledge, experience, and training important to the Company’s financial reporting to ensure compliance with generally accepted accounting principles requirements, 2) control activities related to a) inadequate selection and development of effective control activities, b) inadequate selection and development of general controls over information technology, c) inadequate deployment of control activities through policies and procedures; and, 3) monitoring controls, as the Company did not effectively evaluate whether the components of internal control were present and functioning. The control environment material weaknesses contributed to additional material weaknesses in the control activities as the Company did not design and maintain effective controls over a) the financial reporting close process, including the review of the completeness and accuracy of underlying data to support the amounts presented within the consolidated financial statements and related disclosures, b) accounting for significant, unusual, and complex transactions, including business combinations, c) segregation of duties with respect to the review of account reconciliations and creation and posting of manual journal entries, d) accounting of promotional allowances granted to customers, and e) accounting for income taxes. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2021 consolidated financial statements, and this report does not affect our report dated March 16, 2022, except for the impact of the restatement and revisions described in Note 1, as to which the date is November 16, 2022, on those consolidated financial statements.
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
NMFD, Karsten and Belmont constituted approximately 14.6% of total assets as of December 31, 2021 and approximately 11.0% of revenue for the year ended December 31, 2021. Management did not assess the effectiveness of internal control over financial reporting of NMFD, Karsten and Belmont because of the timing of the acquisitions and ongoing integration efforts throughout the period. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of NMFD, Karsten and Belmont.
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
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this Item is incorporated by reference to the Proxy Statement.
Item 11. Executive Compensation.
The information required by this Item is incorporated by reference to the Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item is incorporated by reference to the Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is incorporated by reference to the Proxy Statement.
Item 14. Principal Accountant Fees and Services.
The information required by this Item is incorporated by reference to the Proxy Statement.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
The following documents are filed as part of this report:
(1)Financial Statements.
All financial statements of the Company as set forth under Item 8 of this Annual Report on Form 10-K/A.
(2)Financial Statement Schedules.
All financial statement schedules are omitted because they are not applicable, not required, or because the required information is included in the consolidated financial statements, notes thereto.
(3)Exhibits. The following exhibits are filed, furnished or incorporated by reference as part of this Annual Report on Form 10-K/A.

Exhibit Number	Description of Document	Incorporated by Reference
		Schedule/Form	File Number	Exhibits	Filing Date

2.1	Agreement and Plan of Merger, dated as of June 11, 2020, entered into by and among Forum, Sprout Merger Sub, Inc., Myjojo, Inc., a Delaware corporation, and Salvatore Galletti, in his capacity as the holder representative on August 10, 2020	Form 8-K	File No. 001-38615	2.1	June 12, 2020

2.2	First Amendment to the Merger Agreement entered into by and among Forum, Sprout Merger Sub, Inc., Myjojo, Inc., a Delaware corporation, and Salvatore Galletti, in his capacity as the holder representative on August 10, 2020	Form 8-K	File No. 001-38615	2.1	August 11, 2020

3.1	Amended and Restated Certificate of Incorporation	Form 8-A12B/A	File No. 001-38615	3.1	October 15, 2020

3.2	Amended and Restated Bylaws	Form 8-A12B/A	File No. 001-38615	3.2	October 15, 2020

4.1	Form of Warrant Agreement between Continental Stock Transfer & Trust Company, LLC and Forum	Form S-1/A	File No. 333-226084	4.4	July 18, 2018

4.2	Amended Form of Warrant Agreement between Continental Stock Transfer & Trust Company, LLC and Forum	Form S-3	File No. 333-249890	4.4	October 27, 2021

10.1	Amended and Restated Registration Rights Agreement by and among Forum, Forum Investors II, LLC, and other stockholders	Form 8-A12B/A	File No. 001-38615	10.1	October 15, 2020

10.2(1)	Employment Agreement with Salvatore Galletti	Form 8-K	File No. 001-38615	10.3	October 21, 2020

10.3(1)	Employment Agreement with Giuseppe Bardari	Form 8-K	File No. 001-38615	10.4	October 21, 2020

10.4(1)	Employment Agreement with Sarah Galletti	Form 8-K	File No. 001-38615	10.5	October 21, 2020

10.5(1)	Employment Agreement with Stephanie Dieckmann	Form 8-K	File No. 001-38615	10.6	October 21, 2020

10.6(1)	Amendment to Employment Agreement with Stephanie Dieckmann	Form 8-K	File No. 001-38615	10.3	May 4, 2021

10.7	Form of Indemnification Agreement	Form 8-K	File No. 001-38615	10.7	October 21, 2020

10.8(1)	2020 Equity Incentive Plan	Form 8-K	File No. 001-38615	10.8	October 21, 2020

10.9(1)	Form of Stock Option Agreement under the 2020 Equity Incentive Plan	Form 10-K	File No. 001-38615	10.8	March 19, 2021

10.10(1)	Form of Restricted Stock Unit Award Agreement under the 2020 Equity Incentive Plan	Form 10-K	File No. 001-38615	10.8	March 19, 2021

10.11(1)	Form of Restricted Stock Award Agreement under the 2020 Equity Incentive Plan	Form 10-K	File No. 001-38615	10.8	March 19, 2021

10.12	Loan and Security Agreement between Ittella Parent and Marquette Business Credit, LLC effective as of September 25, 2017, as amended.	Form 8-K	File No. 001-38615	10.9	October 21, 2020

10.13	General Merchandise Supplier Agreement between Ittella Parent and Wal-Mart Stores, Inc. dated August 31, 2017 (Agreement 607499-91-0)	Form 8-K	File No. 001-38615	10.10	October 21, 2020

10.14	General Merchandise Supplier Agreement between Ittella Parent and Wal-Mart Stores, Inc. dated August 28, 2017 for the supply of products to Sam’s Club store locations (Agreement 607499-64-1)	Form 8-K	File No. 001-38615	10.11	October 21, 2020

10.15	General Merchandise Supplier Agreement between Ittella and Wal-Mart Stores, Inc. dated February 3, 2020 for the supply of products to Sam’s Club store locations (Agreement 607499-64-2)	Form 8-K	File No. 001-38615	10.12	October 21, 2020

10.16	Basic Vendor Agreement between Ittella Parent and Costco Wholesale Corporation dated January 7, 2015	Form 8-K	File No. 001-38615	10.13	October 21, 2020

10.17	Master Purchase Agreement between Ittella Parent and Aldi Inc., dated March 18, 2016.	Form 8-K	File No. 001-38615	10.14	October 21, 2020

10.18	Master Vendor Agreement between Ittella Parent and Trader Joe’s Company dated July 31, 2018	Form 8-K	File No. 001-38615	10.15	October 21, 2020

10.19	Standby Letter of Credit No. SB50533 issued by UMB Bank, N.A. on behalf of the Company, in favor of UniCredit S.P.A. dated as of November 24, 2017, as amended.	Form 8-K	File No. 001-38615	10.16	October 21, 2020

10.20	Stock purchase agreement among Tattooed Chef, Inc. and New Mexico Food Distributors, Inc.	Form 8-K	File No. 001-38615	10.1	May 2, 2021

10.21	Asset Purchase Agreement between Belmont Confections, Inc. and BCI Acquisition, Inc.	Form 8-K	File No. 001-38615	10.1	October 22, 2021

14	Code of Ethics	Form 10-K	File No. 001-38615	10.8	March 19, 2021

21.1	List of Subsidiaries	Form 10-K	File No. 001-38615	10.8	March 19, 2021

23.1*	Consent of BDO USA LLP

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

32.1*	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2*	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*Filed herewith.
(1)Indicates management contract or compensatory plan
Item 16. Form 10–K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TATTOOED CHEF, INC.

By:	/s/ Salvatore Galletti
Salvatore Galletti President, Chief Executive Officer and Chairman of the Board
Date: November 16, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Salvatore Galletti	Chief Executive Officer	November 16, 2022
Salvatore Galletti	(Principal Executive Officer)

/s/ Stephanie Dieckmann	Chief Financial Officer	November 16, 2022
Stephanie Dieckmann	(Principal Financial and Accounting Officer)

/s/ Bryan Rosenberg	Director	November 16, 2022
Bryan Rosenberg

/s/ Paula Ciaramitaro	Director	November 16, 2022
Paula Ciaramitaro

/s/ Edward S. Gelfand	Director	November 16, 2022
Edward S. Gelfand

/s/ Daniel Williamson	Director	November 16, 2022
Daniel Williamson

/s/ Jennifer Fellner	Director	November 16, 2022
Jennifer Fellner

/s/ Ryan Olohan	Director	November 16, 2022
Ryan Olohan

/s/ David Boris	Director	November 16, 2022
David Boris

/s/ Marie D. Quintero-Johnson	Director	November 16, 2022
Marie D. Quintero-Johnson