Form 10-Q/A
period 2022-03-31
Tattooed Chef, Inc.
filed 2022-11-17
CIK 1741231

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

Explanatory Note

This Amendment No. 1 to Quarterly Report on Form 10-Q/A (this “Form 10-Q/A”) amends and restates certain items noted below in the Quarterly Report on Form 10-Q of Tattooed Chef, Inc. (the “Company”) for the quarter ended March 31, 2022, as originally filed with the Securities and Exchange Commission (the “SEC”) on May 10, 2022 (the “Original Filing”).

See Note 1, under the caption “Restatement of Previously Issued Financial Statements”, to the Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q/A for additional information and a reconciliation of the previously reported amounts to the restated amounts.

The Company had previously identified material weaknesses in its internal control over financial reporting as of December 31, 2021 and its disclosure controls and procedures were not effective. For additional information about the nature of the Company’s material weaknesses which contributed to the financial statement restatement described herein, see Part II, Item 9A “Controls and Procedures” of Form 10-K/A for the year ended December 31, 2021 as filed with the SEC on November 16, 2022.

Items Amended in this Filing

For the convenience of the reader, this Form 10-Q/A sets forth the Original Filing, as amended, in its entirety; however, this Form 10-Q/A amends and restates the following Items of the Original Filing to the extent necessary to reflect the adjustments discussed above and to make corresponding revisions to the Company’s financial data cited elsewhere in this Form 10-Q/A.

-Part I, Item 1 – Financial Statements
-Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
-Part I, Item 4 – Controls and procedures

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing (Exhibits 31.1, 31.2, 32.1 and 32.2), and the Company has provided its restated condensed consolidated financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibit 101.

Except as described above, no other changes have been made to the Original Filing. This Form 10-Q/A speaks as of the date of the Original Filing and does not reflect events that may have occurred after the date of the Original Filing or modify or update any disclosures that may have been affected by subsequent events.

TATTOOED CHEF, INC.
Quarterly Report on Form 10-Q/A
For the Quarter Ended March 31, 2022
i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
TATTOOED CHEF, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(in thousands, except for share information)

	March 31, 2022	December 31, 2021
	(As Restated)
ASSETS
CURRENT ASSETS
Cash	$57,417	$92,351
Accounts receivable, net	45,692	25,117
Inventory	59,486	56,256
Prepaid expenses and other current assets	2,640	7,027
TOTAL CURRENT ASSETS	165,235	180,751
Property, plant and equipment, net	54,217	46,476
Operating lease right-of-use assets, net	7,573	8,039
Finance lease right-of-use assets, net	5,597	5,639
Intangible assets, net	124	151
Deferred income taxes, net	555	266
Goodwill	26,924	26,924
Other assets	771	649
TOTAL ASSETS	$260,996	$268,895

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$36,528	$28,334
Accrued expenses	6,610	3,767
Line of credit	1,583	1,200
Notes payable, current portion	4,962	5,019
Forward contract derivative liability	1,960	1,804
Operating lease liabilities, current portion	1,529	1,523
Other current liabilities	736	122
TOTAL CURRENT LIABILITIES	53,908	41,769

Warrant liability	607	814
Operating lease liabilities, net of current portion	6,171	6,599
Notes payable, net of current portion	629	716
TOTAL LIABILITIES	61,315	49,898

COMMITMENTS AND CONTINGENCIES (See Note 18)

STOCKHOLDERS’ EQUITY
Preferred stock— $0.0001 par value; 10,000,000 shares authorized, none issued and outstanding at March 31, 2022 and December 31, 2021	-	-
Common shares- $0.0001 par value; 1,000,000,000 shares authorized; 82,441,641 shares and 82,237,813 shares issued and outstanding at March 31, 2022, and December 31, 2021, respectively	8	8
Additional paid in capital	243,649	242,362
Accumulated other comprehensive loss	(1,383)	(953)
Accumulated deficit	(42,593)	(22,420)
TOTAL STOCKHOLDERS’ EQUITY	199,681	218,997

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$260,996	$268,895
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TATTOOED CHEF, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS (unaudited)
(in thousands, except for share and per share information)

	Three Months Ended March 31,
	2022	2021
	(As Restated)	(As Restated)
NET REVENUE	$67,688	$50,415

COST OF GOODS SOLD	63,621	45,408

GROSS PROFIT	4,067	5,007

OPERATING EXPENSES	23,332	11,171

LOSS FROM OPERATIONS	(19,265)	(6,164)

Interest income (expense)	(41)	(20)
Other income (expense)	(611)	(2,681)

LOSS BEFORE INCOME TAX (EXPENSE) BENEFIT	(19,917)	(8,865)

INCOME TAX (EXPENSE) BENEFIT	(256)	1,236

NET LOSS	$(20,173)	$(7,629)

NET LOSS PER SHARE
Basic	$(0.25)	$(0.10)
Diluted	$(0.25)	$(0.10)

WEIGHTED AVERAGE COMMON SHARES
Basic	82,237,898	80,240,105
Diluted	82,237,898	80,544,129

OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX

Foreign currency translation adjustments	(430)	109

COMPREHENSIVE LOSS	$(20,603)	$(7,520)
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TATTOOED CHEF, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)
(in thousands, except for share information)

	Common Stock Shares	Common Shares Amount	Additional Paid-In Capital	Accumulated Comprehensive Loss	Accumulated Deficit	Total
					(As Restated)	(As Restated)
BALANCE AS OF JANUARY 1, 2022	82,237,813	$8	$242,362	$(953)	$(22,420)	$218,997
FOREIGN CURRENCY TRANSLATION ADJUSTMENT	-	-	-	(430)	-	(430)
STOCK-BASED COMPENSATION	-	-	1,287	-	-	1,287
ISSUANCE OF RESTRICTED STOCK AWARDS	203,828	-	-	-	-	-
NET LOSS	-	-	-	-	(20,173)	(20,173)

BALANCE AS OF MARCH 31, 2022	82,441,641	$8	$243,649	$(1,383)	$(42,593)	$199,681

	Common Stock Shares	Common Shares Amount	Treasury Shares	Additional Paid-In Capital	Accumulated Comprehensive Income	Retained Earnings	Total
						(As Restated)	(As Restated)
BALANCE AS OF JANUARY 1, 2021	71,551,067	$7	(81,087)	$168,448	$1	$64,846	$233,302
FOREIGN CURRENCY TRANSLATION ADJUSTMENT	-	-	-	-	109	-	109
DISTRIBUTIONS	-	-	-	-	-	(308)	(308)
STOCK-BASED COMPENSATION	15,216	-	-	3,185	-	-	3,185
FORFEITURE OF STOCK-BASED AWARDS	(95,084)	-	-	-	-	-	-
CANCELLATION OF TREASURY SHARES	(81,087)	-	81,087	-	-	-	-
EXERCISE OF WARRANTS	10,010,087	1	-	63,361	-	-	63,362
NET LOSS	-	-	-	-	-	(7,629)	(7,629)

BALANCE AS OF MARCH 31, 2021	81,400,199	$8	-	$234,994	$110	$56,909	$292,021
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TATTOOED CHEF, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	Three Months Ended March 31,
	2022	2021
	(As Restated)	(As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(20,173)	$(7,629)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	1,507	552
Bad debt expense	226	—
Revaluation of warrant liability	(207)	(320)
Unrealized forward contract loss	156	2,181
Non-cash lease cost	45	27
Stock compensation expense	1,287	3,185
Deferred taxes, net	(300)	(1,510)
Changes in operating assets and liabilities:
Accounts receivable	(20,806)	(12,890)
Inventory	(3,450)	160
Prepaid expenses and other assets	4,209	(9,323)
Accounts payable	7,607	5,308
Accrued expenses	2,873	2,947
Other current liabilities	633	(262)
Net cash used in operating activities	(26,393)	(17,574)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(8,807)	(2,852)
Net cash used in investing activities	(8,807)	(2,852)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in line of credit	2	4
Repayments of notes payable to related parties	-	(24)
Borrowings of notes payable	575	-
Repayments of notes payable	(277)	(87)
Proceeds from the exercise of warrants	-	73,917
Payment of distributions	-	(308)
Net cash provided by financing activities	300	73,502

NET (DECREASE) INCREASE IN CASH	(34,900)	53,076
EFFECT OF EXCHANGE RATE ON CASH	(34)	506

CASH AT BEGINNING OF PERIOD	$92,351	$131,579

CASH AT END OF PERIOD	$57,417	$185,161

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$47	$1
Income tax refund	$(351)	$-
Noncash investing and financing activities:
Capital expenditures included in accounts payable	$1,299	$1,328
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
Ittella Properties LLC (“Ittella Properties”), the Company’s variable interest entity (“VIE”), owns a building located on Alondra Blvd., Paramount, California (“Alondra Building”), which is leased by Ittella International, LLC (“Ittella International”), a wholly owned subsidiary of Tattooed Chef for 10 years from August 1, 2015 through August 1, 2025. Ittella Properties is wholly owned by Salvatore Galletti. The construction and acquisition of the Alondra building by Ittella Properties were funded by a loan agreement with unconditional guarantees by Ittella International and terms providing that 100% of the Alondra building must be leased to Ittella International throughout the term of the loan agreement. Accordingly, Ittella Properties is determined to be a consolidated VIE.
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
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2021 as filed with the SEC on November 16, 2022, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2021 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2021. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.
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
Restatement of Previously Issued Financial Statements
Subsequent to the issuance of the condensed consolidated financial statements as of and for the quarter ended March 31, 2021 included in the Form 10-Q/A filed with the SEC on May 2, 2022, the following errors were identified:
–The Company incorrectly recorded expenses for advertising placement by a marketing services firm on a straight-line basis over the life of the contract rather than when the services were actually rendered. As a result, marketing expenses were overstated by $1.0 million for the three months ended March 31, 2021.
–The Company incorrectly recorded expenses related to a multi-vendor mailer program with a customer as operating expenses rather than as a reduction of revenue. As a result, both operating expenses and revenue were overstated by $1.9 million for the three months ended March 31, 2021.
–The Company incorrectly recorded certain payments to customers as promotional and bad debt expenses within operating expenses rather than a reduction of revenue. As a result, both revenue and operating expenses were overstated by $0.1 million for the three months ended March 31, 2021.
–The Company identified errors related to the underlying data used in the inventory capitalization and inventory net realizable value assessment. As a result, cost of goods sold was understated by $0.1 million from net realizable value write-downs for the three months ended March 31, 2021.
–The income tax impact of the errors identified above resulted in an increase of income tax expense of $0.2 million for the three months ended March 31, 2021.
–The Company identified 15,216 shares of RSAs granted to non-employee directors was incorrectly included in the number of shares from warrants exercised on the condensed consolidated statements of changes in stockholders' equity for the three months ended March 31, 2021. This presentation error has no impact on other condensed consolidated financial statements as of and for the three months ended March 31, 2021.
The table below sets forth the condensed consolidated financial statements, including as reported, and the impacts resulting from the restatement and the as restated balances for the quarterly period ended March 31, 2021 (in thousands):

($ in thousands, except per share amounts)	Condensed Consolidated Statements of Operations and Comprehensive Income
For the three months ended March 31, 2021	As Reported	Adjustments	As Restated
REVENUE	52,469	(2,054)	50,415
COST OF GOODS SOLD	45,289	119	45,408
GROSS PROFIT	7,180	(2,173)	5,007
OPERATING EXPENSES	14,196	(3,025)	11,171
LOSS FROM OPERATIONS	(7,016)	852	(6,164)
LOSS BEFORE PROVISION FOR INCOME TAXES	(9,717)	852	(8,865)
INCOME TAX BENEFIT (EXPENSE)	1,475	(239)	1,236
NET LOSS	(8,242)	613	(7,629)
NET LOSS PER SHARE
Basic	(0.10)	—	(0.10)
Diluted	(0.11)	0.01	(0.10)
COMPREHENSIVE LOSS	(8,133)	613	(7,520)

($ in thousands, except share amounts)	Condensed Consolidated Statements of Stockholders’ Equity
For the three months ended March 31, 2021	As Reported	Adjustments	As Restated
Net loss in retained earnings (deficit)	(8,242)	613	(7,629)
Retained earnings (deficit) ending balance	55,048	1,861	56,909
Total stockholders’ equity ending balance	290,160	1,861	292,021
Common Stock Shares from stock-based compensation	—	15,216	15,216
Common Stock Shares from exercise of warrants	10,025,303	(15,216)	10,010,087

($ in thousands)	Condensed Consolidated Statements of Cash Flows
For the three months ended March 31, 2021	As Reported	Adjustments	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(8,242)	613	(7,629)
Adjustments to reconcile net loss to net cash from operating activities:
Bad debt expense	122	(122)	—
Deferred taxes, net	(1,749)	239	(1,510)
Changes in operating assets and liabilities:			—
Accounts receivable	(13,012)	122	(12,890)
Inventory	(979)	1,139	160
Prepaid expenses and other assets	(7,332)	(1,991)	(9,323)
Subsequent to the issuance of the condensed consolidated financial statements as of and for the quarter ended March 31, 2022, included in the Form 10-Q filed with the SEC on May 10, 2022, the following errors were identified:
–The Company incorrectly recorded expenses for advertising placement by a marketing services firm on a straight-line basis over the life of the contract rather than when the services were actually rendered. As a result, the marketing expense was understated by $1.1 million for the three months ended March 31, 2022, and the prepaid expense was overstated by $1.1 million for the three months ended March 31, 2022.

–The Company incorrectly recorded expenses related to a multi-vendor mailer program with a large customer as operating expenses rather than as a reduction of revenue, and some of the reductions were recognized in the second quarter instead of during the first quarter when the revenue was recognized. As a result, the operating expenses were overstated by $2.9 million for the three months ended March 31, 2022 and the revenue was overstated by $4.4 million and the account receivable was overstated by $1.5 million for the three months ended March 31, 2022.
–The Company under accrued marketing expense for one marketing service firm for the services rendered. The marketing expense and accrued expense were each understated by $0.4 million for the three months ended March 31, 2022.
–The Company identified errors related to the underlying data used in the inventory capitalization and inventory net realizable value assessment. As a result, the Company understated inventory and overstated cost of goods sold by $0.3 million for the three months ended March 31, 2022. Inventory was understated by $2.0 million as of March 31, 2022.
–The Company identified 10,516 weighted average shares of warrants as antidilutive and has corrected the dilutive effect in loss.
–The Company identified $0.9 million in realized forward contract loss that was included as unrealized forward contract loss in the condensed consolidated statement of cash flows as an adjustment to reconcile net loss to net cash from operating activities for the three months ended March 31, 2022.
–The Company identified errors due to an improper general ledger account grouping and mapping process. As a result, the Company understated accounts receivable and overstated inventory by $0.8 million as of March 31, 2022.
The table below sets forth the condensed consolidated financial statements, including as originally reported, the impacts resulting from the restatement, and the as restated balances for the quarterly period ended March 31, 2022 (in thousands):

($ in thousands)	CONDENSED CONSOLIDATED BALANCE SHEET
As of March 31, 2022	As Reported	Adjustment	As Restated
Accounts receivable	46,324	(632)	45,692
Inventory	58,339	1,147	59,486
Prepaid expenses and other current assets	3,695	(1,055)	2,640
TOTAL CURRENT ASSETS	165,775	(540)	165,235
TOTAL ASSETS	261,536	(540)	260,996
Accrued expenses	6,222	388	6,610
TOTAL CURRENT LIABILITIES	53,520	388	53,908
TOTAL LIABILITIES	60,927	388	61,315
Accumulated deficit	(41,665)	(928)	(42,593)
TOTAL STOCKHOLDERS’ EQUITY	200,609	(928)	199,681
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	261,536	(540)	260,996

($ in thousands, except share amounts and per share amounts)	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the three months ended March 31, 2022	As Reported	Adjustment	As Restated
REVENUE	72,064	(4,376)	67,688
COST OF GOODS SOLD	63,914	(293)	63,621
GROSS PROFIT	8,150	(4,083)	4,067
OPERATING EXPENSES	24,793	(1,461)	23,332
LOSS FROM OPERATIONS	(16,643)	(2,622)	(19,265)
LOSS BEFORE INCOME TAX (EXPENSE) BENEFIT	(17,295)	(2,622)	(19,917)
NET LOSS	(17,551)	(2,622)	(20,173)
NET LOSS PER SHARE
Basic	(0.21)	(0.04)	(0.25)
Diluted	(0.22)	(0.03)	(0.25)
WEIGHTED AVERAGE COMMON SHARES
Diluted	82,248,414	(10,516)	82,237,898
COMPREHENSIVE LOSS	(17,981)	(2,622)	(20,603)

($ in thousands)	CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the three months ended March 31, 2022	As Reported	Adjustment	As Restated
Net loss in accumulated deficit	(17,551)	(2,622)	(20,173)
Accumulated deficit ending balance	(41,665)	(928)	(42,593)
Total stockholders’ equity ending balance	200,609	(928)	199,681

($ in thousands)	CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the three months ended March 31, 2022	As Reported	Adjustment	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(17,551)	(2,622)	(20,173)
Unrealized forward contract loss	1,023	(867)	156
Changes in operating assets and liabilities:
Accounts receivable	(21,438)	632	(20,806)
Inventory	(3,997)	547	(3,450)
Prepaid expenses and other assets	3,154	1,055	4,209
Accrued expenses	2,485	388	2,873
Other current liabilities	(234)	867	633
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
Significant Accounting Policies. In addition to the significant accounting policies in the Company’s most recently filed Annual Report on Form 10-K/A, the Company has the following updates to significant accounting policies.
Sales and Marketing Expenses. The Company expenses costs associated with sales and marketing as incurred. Sales and marketing expenses were $11.2 million and $3.7 million for the three months ended March 31, 2022 and 2021, respectively, and are included in operating expenses in the condensed consolidated statements of operations and comprehensive loss.

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
Two customers accounted for 51% of the Company’s revenue during the three months ended March 31, 2022. Three customers accounted for 90% of the Company’s revenue during the three months ended March 31, 2021.

Customer	2022	2021
Customer A	31%	36%
Customer B	*	11%
Customer C	20%	43%
___________________________________

*	Customer B accounted for less than 10% of revenue for the quarter ended March 31, 2022.
Customers accounting for more than 10% of the Company’s accounts receivable as of March 31, 2022 and December 31, 2021 were:

Customer	March 31, 2022	December 31, 2021
Customer A	18%	13%
Customer C	42%	38%
Customer D	10%	12%

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
Revenue streams for the three months ended March 31, 2022 and 2021 were as follows:

	2022		2021
Revenue Streams (in thousands)	Revenue	% Total	Revenue	% Total
Tattooed Chef	$39,079	58%	$33,793	67%
Private Label	25,124	37%	16,305	32%
Other revenues	3,485	5%	317	1%
Total	$67,688		$50,415
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
5.    ACCOUNTS RECEIVABLE, NET
The Company evaluates the creditworthiness of its customers regularly and based on its analysis, the Company has recognized an allowance for credit losses of $0.2 million as of March 31, 2022 and $0.0 million as of December 31, 2021. The Company writes off accounts receivable whenever they become uncollectible, and any payments subsequently received on such receivables are recorded as bad debt recoveries in the period the payment is received. Credit losses from continuing operations have consistently been within management’s expectations.
In 2021, the Company began offering new promotional programs on sales of Tattooed Chef branded products to some new and existing customers. These programs constitute variable consideration which is expected to reduce the transaction price on sales. The Company estimates variable consideration expected to reduce the related accounts receivable. In developing that estimate, the Company uses either the expected value or most likely amount method to determine the variable consideration. As a result, an allowance for promotional programs of $1.9 million and $4.1 million was recorded and presented as a reduction of accounts receivable as of March 31, 2022 and December 31, 2021, respectively.
Additionally, the Company maintains product demonstration accruals with some of its customers. The product demonstration accruals represent variable consideration and are recorded as a reduction of revenue. The Company’s obligations to the customers are included within accrued expenses on the consolidated balance sheets. The outstanding balance for product demonstration accrual is included in accrued customer incentives in accrued expenses on the consolidated balance sheets was $1.3 million and $1.5 million as of March 31, 2022 and December 31, 2021, respectively (see Note 12. Accrued Expense).
6.    INVENTORY
Inventory consists of the following as of:

(in thousands)	March 31, 2022	December 31, 2021
Raw materials	$25,750	$22,724
Work-in-process	7,535	5,545
Finished goods	21,872	24,450
Packaging	4,329	3,537
Total	$59,486	$56,256
7.    PROPERTY, PLANT, AND EQUIPMENT
Property, plant and equipment consists of the following as of:

(in thousands)	March 31, 2022	December 31, 2021
Land	$719	$738
Buildings	4,776	4,766
Leasehold improvements	5,295	5,336
Machinery and equipment	34,406	33,975
Computer equipment	543	549
Furniture and fixtures	186	169
Construction in progress	16,564	7,986
	62,489	53,519
Less: accumulated depreciation	(8,272)	(7,043)
Net	$54,217	$46,476
The Company recorded depreciation expense for the three months ended March 31, 2022 and 2021 of $1.5 million and $0.6 million, respectively.
8.     INTANGIBLE ASSETS, NET AND GOODWILL
Intangible assets consist of the following as of :

(in thousands)	March 31, 2022	December 31, 2021
Amortizable Tradenames	$220	$220
Less: accumulated amortization	(96)	(69)
Intangible assets, net	$124	$151
The estimated useful lives of the identifiable definite-lived intangible assets, acquired in the NMFD Transaction (see Note 9 Business Combinations) in May 2021, were determined to be two years.
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
9.    BUSINESS COMBINATIONS
New Mexico Food Distributors, Inc. (NMFD) and Karsten Acquisition
On May 14, 2021, the Company entered into a stock purchase agreement to acquire all outstanding stock of NMFD, a distributor and manufacturer of frozen and ready-to-eat Mexican food products for a total purchase price of $28.9 million. In addition, the Company entered into a membership interests purchase agreement to acquire all of the membership interest of Karsten for a total purchase price of $5.2 million. The primary reason for the purchase of NMFD and Karsten was to expand the Company’s manufacturing capacity and developing more ambient and refrigerated products. The NMFD Transaction met the definition of an acquisition of a business in accordance with ASC 805, Business Combinations, and is accounted for under the acquisition method of accounting. During the three months ended March 31, 2022, NMFD and Karsten contributed $9.5 million of revenue and $0.5 million of net loss.
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
___________________________________

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

On May 14, 2021, the balance of the IRB asset and the lease obligation to Bernalillo were $2.9 million and $2.9 million, respectively. Upon the acquisition of NMFD and Karsten, the Company received all rights and assumed obligations related to the IRB, the Property and the Lease. Under business combination accounting literature and prior to the adoption of ASC 842, the transaction involving the IRB and the Lease should not be reassessed and, therefore, the failed sale-leaseback accounting should be reflected in the Company’s purchase accounting. There were no changes to the right of offset as a result of the acquisition and, thus, the lease obligation was offset against the IRB asset and is presented net on the Company’s consolidated balance sheet with no impact to the consolidated operations of income or consolidated cash flow statements. The leased assets are accounted for as a right of use (“ROU”) asset under ASC 842 and the fair value of the ROU asset was determined to be $5.7 million. As such, the lease for the land and the building will be presented on the consolidated balance sheet as an ROU asset of $5.7 million. In connection with the NMFD Transaction in May 2021, the Company assumed a note payable in the amount of $2.9 million (see Note 14 Indebtedness). The note payable bears interest at 3.8% and has a maturity date of December 29, 2025. The note payable balance is reflected at the present value of future principal payments. The Company recognized the entire balance as a current liability due to noncompliance with certain financing covenants. See Note 14 Indebtedness.
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
Belmont Acquisition
On September 28, 2021, Tattooed Chef formed BCI as a wholly-owned subsidiary. On December 21, 2021, BCI acquired substantially all of the assets, and assumed certain specified liabilities, from Belmont for an aggregate purchase price of $17.0 million. Belmont was a privately held company based in Youngstown, Ohio, and specialized in the development and manufacturing of private label nutritional bars. The primary reason for the purchase of Belmont’s assets and assumption of liabilities was to expand the Company’s manufacturing capacity into a nutritional bars and other ambient products. Approximately $4.0 million of the purchase price was paid by issuing 241,546 shares of Tattooed Chef’s common stock to Belmont’s sole shareholder. The number of shares payable at closing was determined based on the average closing price of the Company’s common stock over the three days preceding the closing date of the acquisition (December 21, 2021). The closing price of Tattooed Chef’s common stock was $16.9 per share at the acquisition date. During the three months ended March 31, 2022, BCI contributed $8.0 million of revenue and $0.6 million of net loss.
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

	Three-Months Ended March 31,
(in thousands, except per share)	2022	2021
Net Revenue	$67,688	$66,707
Net Loss	(20,173)	(7,975)
Net Loss per Share
Basic	$(0.25)	$(0.10)
Diluted	$(0.25)	$(0.10)
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
Unrealized losses on forward currency derivatives for the three months ended March 31, 2022 and 2021 were $0.2 million and $2.2 million, respectively. The Company has notional amounts of $31.8 million and $43.5 million on outstanding derivatives as of March 31, 2022 and December 31, 2021, respectively.
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
The following table provides quantitative information regarding the inputs to the fair value measurement of the Private Placement Warrants as of each measurement date:

Input	March 31, 2022	December 31, 2021
Risk-free interest rate	2.44%	1.08%
Expected term (years)	3.55	3.79
Expected volatility	50.00%	45.00%
Exercise price	$11.50	$11.50
Fair value per Unit	$5.27	$7.07
As of March 31, 2022, the fair value of the Private Placement Warrants was determined to be $5.27 per warrant, or an aggregate value of $0.6 million for 115,160 outstanding warrants.
On December 31, 2021, the fair value of the Private Placement Warrants was determined to be $7.07 per warrant, or an aggregate value of $0.8 million for 115,160 outstanding warrants.
The following table presents the changes in the fair value of warrant liabilities (in thousands):

Private Placement
Fair value as of December 31, 2021	$814
Exercise of Private Placement Warrants	—
Change in fair value(1)	(207)
Fair value as of March 31, 2022	$607

Private Placement
Fair value as of December 31, 2020	$5,184
Exercise of Private Placement Warrants	(2,989)
Change in fair value(1)	(320)
Fair value as of March 31, 2021	$1,875
___________________________________
(1)Changes in fair value are recognized in change in fair value of warrant liabilities in the consolidated statements of operations and comprehensive loss.
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
Business Combination
Business combinations are accounted for using the acquisition method of accounting. The Company recognizes the assets acquired and the liabilities assumed at the acquisition date measured at their fair values as of that date. Fair value determinations are based on a variety of valuation techniques based on the facts and circumstances surrounding the transaction and the nature of the assets. In determining the fair value of the assets acquired and liabilities assumed in a material acquisition, the Company may utilize from the assistance of third party valuation firms to determine fair values of some or all of the assets acquired, and liabilities assumed, or may complete some or all of the valuations internally. Fair value of property plant and equipment were determined by a cost approach to calculate the replacement or reproduction cost. Fair value of inventories was based on replacement cost to estimate the value of raw materials and the comparative sales method to estimate the value of work in process and finished goods. The value of goodwill reflects the excess of the fair value of the consideration conveyed to the seller over the fair value of the net assets received. See Note 9 Business Combinations.
12.    ACCRUED EXPENSES
The following table provides additional information related to the Company’s accrued expenses as of (in thousands):

	March 31, 2022	December 31, 2021
Accrued product demonstration	$1,282	$1,471
Accrued payroll	3,573	1,600
Accrued commission	1,239	607
Other accrued expenses	516	89
Total	$6,610	$3,767
13.    INCOME TAXES
The following table presents the provision for income taxes and the effective tax rate for the three months ended March 31, 2022 and March 31, 2021 (in thousands):

	March 31, 2022	March 31, 2021
Income tax (expense) benefit	$(256)	$1,236
Effective tax rate	(1)%	14%
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

Notes payable
In connection with the NMFD Transaction in May 2021 (see Note 9 Business Combinations), the Company assumed a note payable in the amount of $2.9 million. The note payable bears interest at 3.8% per annum and has a maturity date of December 29, 2025. Under the note payable, NMFD must maintain a minimum fixed charge coverage ratio of 1.20:1.00, assessed semi-annually as of June 30th and December 31st of each calendar year beginning December 31, 2021, and the Company must, on a consolidated basis, maintain a funded debt to EBITDA ratio not to exceed four to one, tested semi-annually as of June 30 and December 31, with the first test to begin June 30, 2021. The outstanding balance of the note payable was $2.8 million and $2.8 million as of March 31, 2022, and December 31, 2021, respectively. The balance was classified as a current liability due to noncompliance with above financing covenants.
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
Future minimum principal payments due on the notes payable, including notes payable to related parties, for periods subsequent to March 31, 2022 are as follows (in thousands):

Nine months ending December 31, 2022	$4,894
2023	276
2024	280
2025	141
Total	$5,591
15.    STOCKHOLDERS’ EQUITY
The condensed consolidated statements of changes in equity reflect the Reverse Recapitalization as of October 15, 2020 as discussed in Note 1 The Company. Since Myjojo was determined to be the accounting acquirer in the Reverse Recapitalization, all periods prior to the consummation of the Transaction reflect the balances and activity of Myjojo (other than shares which were retroactively restated in connection with the Transaction).
Further, the Company issued awards to certain officers and all of the directors pursuant to the Tattooed Chef, Inc. 2020 Incentive Award Plan (“Director Awards”) on December 17, 2020 (see Note 16 Equity Incentive Plan).
Preferred Stock
The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.
Common Stock
The Company is authorized to issue 1,000,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 82,441,641 shares and 82,237,813 shares issued and outstanding, respectively.

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
As discussed in Note 11 Fair Value Measurements, the Private Placement Warrants are considered freestanding liability-classified instruments under ASC 815-40-25.
16.    EQUITY INCENTIVE PLAN
On October 15, 2020, the Company’s Tattooed Chef, Inc. 2020 Incentive Plan (the “Plan”) became effective and permits the granting of equity awards of up to 5,200,000 common shares to executives, employees and non-employee directors, with the maximum number of common shares to be granted in a single fiscal year, when taken together with any cash fees paid to the non-employee director during that year in respect of his or her service as a non-employee director, not exceeding $0.1 million in total value to any non-employee director. Awards available for grant under the Plan include Incentive Stock Options, Nonqualified Stock Options, Stock Appreciation Rights, Restricted Stock Awards ("RSA"), Restricted Stock Units ("RSUs"), Other Share-based Awards, Other Cash-based Awards and Dividend Equivalents. Shares issued under the Plan may be newly issued shares or reissued treasury shares.
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
The table below summarizes the share-based activity in the Plan:

	Number of Awards Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms (Years)	Intrinsic Value (in thousands)
Balance at December 31, 2021	1,593,800	$21.30	9.26	$-
Granted	45,000	13.06
Cancelled and forfeited	-	-
Exercised	-	-
Balance at March 31, 2022	1,638,800	$21.08	9.04	$-
Exercisable at March 31, 2022	336,267	$22.73	8.89	$-

	Number of Awards Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Intrinsic Value (in thousands)
Balance at December 31, 2020	773,300	$24.64	9.98	$-
Granted	-	-
Cancelled and forfeited	(1,500)	24.69
Exercised	-	-
Balance at March 31, 2021	771,800	$24.69	9.73	$-
Exercisable at March 31, 2021	-	$-	-	$-
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

Restricted Stock Awards and Restricted Stock Units
RSUs are convertible into shares of Company common stock upon vesting on a one-to-one basis. RSAs has the same rights as other issued and outstanding shares of Company common stock except they are not entitled to dividends until the awards vest. Restrictions also limit the sale or transfer of the same during the vesting period. Any unvested portion of the RSAs and RSUs shall be terminated and forfeited upon termination of employment or service of the grantee. As of March 31, 2022, no RSUs have been granted. All below restricted stock activities are related to RSAs.
No director restricted stock activity under the Plan for the three months ended March 31, 2022. Director RSA activity under the Plan for the three months ended March 31, 2021 was as follows:

	Employee Director Awards		Non-Employee Director Awards
	Number of Shares	Weighted-Average Fair Value	Number of Shares	Weighted-Average Fair Value
Balance at December 31, 2020	-	$-	-	$-
Granted	-	-	15,216	18.93
Vested	-	-	(15,216)	18.93
Forfeited	-	-	-	-
Non-vested restricted stock at March 31, 2021	-	$-	-	$-
Non-director employee and consultant restricted stock activity under the Plan for the three months ended March 31, 2022 is as follows:

	Employee Awards		Consultant (Non-Employee) Award
	Number of Shares	Weighted- Average Fair Value	Number of Shares	Weighted- Average Fair Value
Balance at December 31, 2021	-	$-	-	$-
Granted	3,828	13.06	200,000	15.54
Vested	(3,828)	13.06	(25,000)	15.54
Forfeited	-	-	-	-
Non-vested restricted stock at March 31, 2022	-	$-	175,000	$15.54
Non-director employee and consultant restricted stock activity under the Plan for the three months ended March 31, 2021 is as follows:

	Employee Awards		Consultant (Non-Employee) Awards
	Number of Shares	Weighted-Average Fair Value	Number of Shares	Weighted-Average Fair Value
Balance at December 31, 2020	400,000	$24.28	100,000	$24.69
Granted	30,416	23.65	100,000	18.96
Vested	(4,916)	24.28	(100,000)	18.96
Forfeited	(100,000)	24.69	(100,000)	24.69
Non-vested restricted stock at March 31, 2021	325,500	$24.10	-	$-
During the three months ended March 31, 2022 and 2021, the Company recorded in aggregate $0.4 million and $2.7 million, respectively, of share-based compensation expense related to RSAs, which is included in operating expenses in the Company’s condensed consolidated statements of operations and comprehensive loss.

The fair value of granted restricted stock was $3.2 million and $2.9 million for the three months ended March 31, 2022 and 2021, respectively.
As of March 31, 2022, unrecognized compensation costs related to the employee RSAs was $2.7 million and is expected to be recognized over the weighted average period of two years.
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
The assets and liabilities of Ittella Properties are included in the condensed consolidated financial statements. As of March 31, 2022, Ittella Properties contributed assets of $2.3 million and liabilities of $1.9 million. As of December 31, 2021, Ittella Properties contributed assets of $2.3 million and liabilities of $2.0 million
The results of operations and cash flows of Ittella Properties are included in the Company’s condensed consolidated financial statements. For the three-month periods ended March 31, 2022 and 2021, 100% of the revenue of Ittella Properties is intercompany and thus was eliminated in consolidation. Ittella Properties contributed expenses of $0.1 million and $0.1 million for the three months ended March 31, 2022 and 2021, respectively.
20.    LOSS PER SHARE
The following is the summary of basic and diluted EPS for the three months ended March 31, 2022 and 2021 (in thousands):

	2022	2021
Numerator
Net loss	$(20,173)	$(7,629)
Gain on fair value remeasurement related to warrants	$—	$(472)
Dilutive net loss	$(20,173)	$(8,101)
Denominator
Weighted average common shares outstanding	82,238	80,240
Effect of potentially dilutive securities related to warrants	—	304
Weighted average diluted shares outstanding	82,238	80,544
Loss per share
Basic	$(0.25)	$(0.10)
Diluted	$(0.25)	$(0.10)
The following have been excluded from the calculation of diluted earnings per share as the effect of including them would have been anti-dilutive for the three months ended March 31, 2022 and 2021 (in thousands):

	2022	2021
Warrants	115	—
Stock options	1,639	318
Restricted stock awards	175	318
Total	1,929	636
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes (the “Financial Statements”) included elsewhere in this Quarterly Report on Form 10-Q/A (the “Quarterly Report”) and the section entitled “Risk Factors.” Unless otherwise indicated, the terms “Tattooed Chef,” “the Company,” “we,” “us,” or “our” refer to Tattooed Chef, Inc., a Delaware corporation, together with its consolidated subsidiaries. Management's Discussion and Analysis has been revised for the effects of the restatement as discussed in Note 2 Basis of Presentation and Significant Accounting Policies to the Financial Statements.
Special Note Regarding Forward-Looking Statements
This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K/A for the period ending December 31, 2021 filed with the SEC and Part II, Item 1A. Risk Factors herein. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise. Factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, the following:
•our ability to maintain the listing of our common stock on Nasdaq;
•our ability to raise capital in the future;
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
•the impact of inflation; and
•the impact of future regulatory, judicial, and legislative changes on our industry.

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
Both NMFD and BCI, our new entities that were acquired in the second and fourth quarters of 2021 (see Note 9 Business Combinations), currently primarily manufacture private label products. NMFD is expected to manufacture both private label and Tattooed Chef branded products during 2022. Our Mexican-style plant-based Tattooed Chef branded products, including burritos, enchiladas, and quesadillas, total 18 new SKUs, were introduced to the market during the six months ended June 30, 2022. The Karsten facility is not currently in operation and is expected to become active during the third quarter of 2022. The Karsten facility is expected to manufacture Tattooed Chef branded salty snacks and other alternative Tattooed Chef branded and private label products. BCI is also expected to start manufacturing Tattooed Chef branded products during the third quarter of 2022. We anticipate continued growth in Tattooed Chef branded products primarily due to new product introductions, further expansion with current customers, and increased sales to new retail customers. While we are primarily focused on growing our branded business, we will continue to support our current private label business and will evaluate new opportunities with private label customers as they arise.
Results of Operations
The following table (restated for the effects of the error corrections identified in Note 2 to the condensed financial statements) sets forth key statistics for the three months ended March 31, 2022 and 2021:

	Three months Ended March 31
(in thousands)	2022	% of net revenue	2021	% of net revenue
Net revenue	$67,688	100.0%	$50,415	100.0%
Cost of goods sold	63,621	94.0%	45,408	90.1%
Gross profit	$4,067	6.0%	$5,007	9.9%
Net loss	$(20,173)	(29.8)%	$(7,629)	(15.1)%

Major operating expenses:
Marketing expenses	$7,960	11.8%	$1,695	3.4%
Post-manufacture cold storage costs	$1,801	2.7%	$711	1.4%
Professional services	$2,726	4.0%	$919	1.8%
Stock compensation expenses	$1,287	1.9%	$3,185	6.3%
Payroll, benefits and recruiting expenses	$2,628	3.9%	$1,162	2.3%
Operating expenses of newly acquired entities NMFD and BCI	$2,365	3.5%	—	—%
Net revenue
Net revenue increased by $17.3 million, or 34.3%, to $67.7 million for the three months ended March 31, 2022 as compared to $50.4 million for the comparable period in 2021. The revenue increase was due in part to an increase of $5.3 million for Tattooed Chef branded products. In addition, private label products revenue increased by $8.8 million, primarily driven by the sales generated from NMFD and BCI (see Note 9 Business Combinations). Other revenue increased by $3.2 million, mainly driven by the sales of salsa, tamales, meats and other products by NMFD to its restaurant customers. Both NMFD and BCI currently primarily manufacture private label products. In the aggregate, NMFD and BCI contributed approximately $16.6 million to our net revenue during the three months ended March 31, 2022. NMFD is expected to be fully operational and manufacturing both private label and Tattooed Chef branded products during 2022. Our Mexican-style plant-based Tattooed Chef branded products, burritos and quesadillas, were introduced to the market during the three months ended March 31, 2022. The Karsten facility is not currently in operation and is expected to become active during the second quarter of 2022. The Karsten facility is expected to manufacture Tattooed Chef branded salty snacks and other alternative Tattooed Chef branded and private label products. Belmont is expected to start manufacturing Tattooed Chef branded products during the second quarter of 2022. We anticipate continued growth in Tattooed Chef branded products primarily due to new product introductions, further expansion with current customers and increased sales to new retail customers. While we are primarily focused on growing our branded business, we will continue to support our current private label business and will evaluate new opportunities with private label customers as they arise.
Cost of goods sold
Cost of goods sold increased $18.2 million, or 40.1%, to $63.6 million for the three months ended March 31, 2022 as compared to $45.4 million for the comparable period in 2021. Cost of goods sold as a percentage of net revenue, increased to 94.0% for the three months ended March 31, 2022 from 90.1% for the three months ended March 31, 2021. The increase of cost of goods sold in dollar amount is primarily due to the increase in sales volume. The increase as a percentage of net revenue is primarily due to the increases in cost of freight, packaging, and labor due to inflation and the increase in fixed costs including rent and depreciation expenses resulted from new leases assumed and fixed assets acquired though the acquisitions completed during the second and fourth quarters of 2021. As these new subsidiaries haven’t operated at full capacity, our fixed costs as a percentage of net revenue are higher than the comparable period in 2021.
Gross profit
Gross profit decreased $0.9 million, or 18.8%, to $4.1 million for the three months ended March 31, 2022 as compared to $5.0 million for the comparable period in 2021. Gross margin for the three months ended March 31, 2022 was 6.0% as compared to 9.9% for the three months ended March 31, 2021. The decrease in gross margin in 2022 is due to the increase of cost of sales and the increase in the expense related to the multi-vendor mailer program previously in Note 2 Basis of Presentation and Significant Accounting Policies to the Financial Statements. The acquisition (NMFD and Karsten) in New Mexico that was completed in May 2021 and the acquisition (BCI) in Ohio that was completed in December 2021. Neither NMFD nor BCI are currently operating at full capacity, because we are in the process to integrate both facilities into our strategic business plans. We expect more new Tattooed Chef branded products to be manufactured by both plants. Therefore, we believe our fixed costs as a percentage of new revenue will decrease once the facilities operate at full capacity and achieve economies scale.
We are negotiating different prices at our different club and retail customers based on product quantity and packaging configuration. We regularly evaluate pricing to ensure that the brand is competitive in pricing based on our competitors. With the current economic conditions and inflation, we are continuing to monitor raw materials, packaging, and freight costs to determine our pricing strategy.
Operating expenses
Operating expenses increased $12.2 million, or 108.9%, to $23.3 million for the three months ended March 31, 2022 as compared to $11.2 million for the comparable period in 2021. As a percentage of net revenue, total operating expenses increased to 34.5% for three months ended March 31, 2022 from 22.2% for the same period in 2021. Compared to the three months ended March 31, 2021, the increase in 2022 is primarily due to a $6.3 million increase in marketing expenses, a $1.1 million increase in post-manufacture cold storage expenses, a $1.8 million increase in professional expenses, a $1.5 million increase in payroll and recruiting expenses, and $2.4 million operating expenses for entities that were newly acquired during the second and fourth quarter of 2021, offset by a $2.0 million decrease in stock compensation expense.
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

Net loss
For the three months ended March 31, 2022, we had net losses of $20.2 million, compared to a net loss of $7.6 million for the three months ended March 31, 2021. The increase of net loss was mainly driven by the decrease in gross margin and the increase in operating expenses, as discussed above.
Non-GAAP Financial Measures
We use non-GAAP financial information and believe it is useful to investors as it provides additional information to facilitate comparisons of historical operating results, identify trends in operating results, and provide additional insight on how the management team evaluates the business. Our management team uses Adjusted EBITDA to make operating and strategic decisions, evaluate performance and comply with indebtedness related reporting requirements. Below are details on this non-GAAP measure and the non-GAAP adjustments that the management team makes in the definition of Adjusted EBITDA. The adjustments generally fall within the categories of non-cash items, acquisition and integration costs, business transformation initiatives, including ERP related expenses for initial ERP implementation, and infrequent or unusual losses and gains in a non-recurring nature. We believe this non-GAAP measure should be considered along with net income, the most closely related GAAP financial measure. Reconciliations between Adjusted EBITDA and net income are below, and discussion regarding underlying GAAP results throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
As new events or circumstances arise, the definition of Adjusted EBITDA could change. When the definitions change, we will provide the updated definition and present the related non-GAAP historical results on a comparable basis.
We define EBITDA as net income before interest, taxes, depreciation. Adjusted EBITDA further adjust EBITDA by adding back non-cash compensation expenses, non-recurring expenses, and other non-operational charges. Adjusted EBITDA is one of the key performance indicators we use in evaluating our operating performance and in making financial, operating, and planning decisions. We believe Adjusted EBITDA is useful to the readers of this quarterly report on Form 10-Q/A in the evaluation of our operating performance.
The following table provides a reconciliation from net income to Adjusted EBITDA for three months ended March 31, 2022 and 2021:

	Three Months Ended
(in thousands)	March 31, 2022	March 31, 2021
Net loss	$(20,173)	$(7,629)
Interest	41	20
Income tax expense (benefit)	256	(1,236)
Depreciation	1,507	552
EBITDA	(18,369)	(8,293)
Adjustments
Stock compensation expense	1,287	3,185
Loss on foreign currency forward contracts	1,023	3,001
Gain on warrant remeasurement	(207)	(320)
Acquisition expenses	105	—
ERP related expenses	159	—
Total Adjustments	2,367	5,866
Adjusted EBITDA	$(16,002)	$(2,427)
Liquidity and Capital Resources
As of March 31, 2022, we had $57.4 million in cash and cash equivalents. The cash outflow during the three months ended March 31, 2022 is primarily attributable to a $20.8 million increase in accounts receivable mainly reflecting a higher volume of sales, $4.2 million promotional and marketing spending to continually raise our brand awareness, and $8.8 million capital expenditures. The capital expenditures are for automation and robotic machinery to improve our production efficiency and reduce labor cost. By evaluating our business projections and expenditure budgets for 2022 and 2023, we believe our cash on hand is sufficient to meet our current working capital and capital expenditure requirements for a period of at least twelve months from the date of this filing.
Indebtedness
We have a revolving line of credit agreement, which has been amended from time to time, pursuant to which a credit facility has been extended to the Company until May 31, 2022 (the “Credit Facility”). The Credit Facility provides us with up to $25.0 million in revolving credit. Under the Credit Facility, we may borrow up to (a) 90% of the net amount of eligible accounts receivable; plus, (b) the lower of: (i) sum of: (1) 50% of the net amount of eligible inventory; plus (2) 45% of the net amount of eligible in-transit inventory; (ii) $10.0 million; or (iii) 50% of the aggregate amount of revolving loans outstanding, minus (c) the sum of all reserves. Under the Credit Facility, our fixed charge coverage ratio may not be less than 1.10:1.00. As of March 31, 2022, we were not in compliance with the fixed charge coverage ratio term of the Credit Facility. Currently, this noncompliance does not impact our borrowing capacity or accelerate any repayment terms. The revolving line of credit bears interest at the sum of (i) the greater of (a) the daily Prime Rate, or (b) LIBOR plus 2%; and (ii) 1%. The balance on the Credit Facility was $0 million as of March 31, 2022. We are currently working with the financial institution for a new facility but have no assurance that our negotiations in this regard will be successful (See Part II, Item 1A, Risk Factors). See Note 14 Indebtedness to the Financial Statements, for details of our debt disclosure.
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
Operating Activities
For three months ended March 31, 2022, net cash used in operations was $26.4 million, driven primarily by the net loss of $20.2 million, a $20.8 million increase in accounts receivable and a $3.5 million increase in inventory, partially offset by non-cash items, which included depreciation and amortization expense of $1.5 million, stock compensation expense of $1.3 million, unrealized forward contract loss of $0.2 million, bad debt expense of $0.2 million, offset by a $4.2 million decrease in prepaid expenses and a $11.1 million increase in accounts payable, accrued expenses and other current liabilities. The increase in accounts receivable is primarily resulting from the increased revenue and some invoice transmission interruption during system conversion. We are actively working with customers to solve the system transmission issues and expect the issue to be resolved during May 2022.
For three months ended March 31, 2021, net cash used in operations was $17.6 million, driven in part by the net loss of $7.6 million, adjusted for non-cash items which included stock compensation expense of $3.2 million, unrealized forward contract loss of $2.2 million, net change in deferred taxes of $1.5 million, depreciation and amortization expense of $0.6 million, warrant liability revaluation gain of $0.3 million. Working capital usage has also increased largely due to a $12.9 million increase in accounts receivable resulting from increased revenue, a $9.3 million increase in prepaid expenses mainly due to the increase in prepaid advertising expenses, a $0.2 million increase in inventory, and offset by a $8.0 million increase in accounts payable, accrued expenses and other current liabilities.

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
Critical Accounting Policies
There have been no material changes to our critical accounting policies from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2021 (“Form 10-K/A”).
Recent Accounting Pronouncements
The information required by this Item is incorporated herein by reference to Note 3. Recent Accounting Pronouncements to the Financial Statements.
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
Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022 and, based on this evaluation, have concluded that due to the material weaknesses in our internal control over financial reporting previously identified in Part II, Item 9A of our Annual Report on Form 10-K/A for the year ended December 31, 2021, our disclosure controls and procedures were not effective as of March 31, 2022. These material weaknesses resulted in the restatements of our financial statements as described herein and in Amendment No. 1 to our Annual Report on Form 10-K/A for the year ended December 31, 2021, and this Amendment No. 1 to our Quarterly Report on Form 10-Q/A for the three months ended March 31, 2022 and 2021.
Remediation of Material Weaknesses
Our remediation efforts previously disclosed in Part II, Item 9A of our Annual Report on Form 10-K/A for the year ended December 31, 2021 to address the identified material weaknesses are ongoing. While we believe the steps taken to date and those planned for future implementation will improve the effectiveness of our internal control over financial reporting, we have not completed all remediation efforts.
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
Other than the ongoing steps being taken to implement the remediation plan described above and under Part II, Item 9A in our Annual Report on Form 10-K/A for the year ended December 31, 2021, and the ERP system implementation described above, there have been no other changes in internal control over financial reporting that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
The information required by this Item is incorporated herein by reference to Note 18. Commitments and Contingencies to the Financial Statements.
ITEM 1A. RISK FACTORS.
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our 2021 Form 10-K/A, as updated and supplemented below. These risk factors could materially harm our business, operating results and financial condition. Additional factors and uncertainties not currently known to us or that we currently consider immaterial also may materially adversely affect our business, financial condition or future results.
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
Our Credit Facility, described in the Notes to our condensed consolidated financial statements and in Management’s Discussion and Analysis of Financial Condition and Results of Operations, expires on May 31, 2022. We are in the process of negotiating a replacement credit facility with the lender of our current Credit Facility. While we believe that a new credit facility on terms satisfactory to us will be in place before the expiration of our current Credit Facility, we cannot provide any assurance that this will happen by that date, or at all. Furthermore, even if we are successful in putting the new credit facility in place on or before May 31, 2022, in the current interest rate environment, any borrowings under the new credit facility will likely be significantly more expensive than our historical experience. If we are unable to have a replacement facility in place by May 31, 2022 (or at all), our liquidity would be adversely affected, and our expansion plans (including anticipated expenditures for capital improvements and possible acquisition) could be delayed or canceled.
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

TATTOOED CHEF, INC.

Date: November 16, 2022	By:	/s/ Salvatore Galletti
	Name:	Salvatore Galletti
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 16, 2022	By:	/s/ Stephanie Dieckmann
	Name:	Stephanie Dieckmann
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)