Form 10-Q/A
period 2022-06-30
Tattooed Chef, Inc.
filed 2022-11-17
CIK 1741231

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

Explanatory Note

This Amendment No. 1 to Quarterly Report on Form 10-Q/A (this “Form 10-Q/A”) amends and restates certain items noted below in the Quarterly Report on Form 10-Q of Tattooed Chef, Inc. (the “Company”) for the quarter ended June 30, 2022, as originally filed with the Securities and Exchange Commission (the “SEC”) on August 9, 2022 (the “Original Filing”).

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

TATTOOED CHEF, INC.
Quarterly Report on Form 10-Q/A
For the Quarter Ended June 30, 2022
TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION		1

Item 1.	Financial Statements (unaudited)	1

	Condensed Consolidated Balance Sheets as of June 30, 2022 (As Restated) and December 31, 2021	1

	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Six Months Ended June 30, 2022 (As Restated) and 2021 (As Restated)	2

	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Three and Six Months Ended June 30, 2022 (As Restated) and 2021 (As Restated)	3

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2022 (As Restated) and 2021 (As Restated)	4

	Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	37

Item 4.	Control and Procedures	38

PART II – OTHER INFORMATION		40

Item 1.	Legal Proceedings	40

Item 1A.	Risk Factors	40

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 3.	Defaults Upon Senior Securities	40

Item 4.	Mine Safety Disclosures	40

Item 5.	Other Information	40

Item 6.	Exhibits	41

SIGNATURES		42
i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
TATTOOED CHEF, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(in thousands, except for share information)

	June 30, 2022	December 31, 2021
	(As Restated)
ASSETS
CURRENT ASSETS
Cash	$27,729	$92,351
Accounts receivable, net	32,981	25,117
Inventory	62,356	56,256
Prepaid expenses and other current assets	8,234	7,027
TOTAL CURRENT ASSETS	131,300	180,751
Property, plant and equipment, net	57,687	46,476
Operating lease right-of-use asset, net	16,883	8,039
Finance lease right-of-use asset, net	5,554	5,639
Intangible assets, net	96	151
Deferred income taxes, net	259	266
Goodwill	26,705	26,924
Other assets	175	649
TOTAL ASSETS	$238,659	$268,895

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$30,579	$28,334
Accrued expenses	6,913	3,767
Line of credit	1,510	1,200
Notes payable, current portion	5,028	5,019
Forward contract derivative liability	2,988	1,804
Operating lease liabilities, current portion	2,190	1,523
Other current liabilities	386	122
TOTAL CURRENT LIABILITIES	49,594	41,769
Warrant liability	146	814
Operating lease liabilities, net of current portion	14,910	6,599
Notes payable, net of current portion	1,432	716
TOTAL LIABILITIES	66,082	49,898

COMMITMENTS AND CONTINGENCIES (See Note 18)

STOCKHOLDERS’ EQUITY
Preferred stock - $0.0001 par value; 10,000,000 shares authorized, none issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Common stock- $0.0001 par value; 1,000,000,000 shares authorized; 82,459,803 shares and 82,237,813 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	8	8
Additional paid in capital	245,064	242,362
Accumulated other comprehensive loss	(1,814)	(953)
Accumulated deficit	(70,681)	(22,420)
TOTAL STOCKHOLDERS’ EQUITY	172,577	218,997
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$238,659	$268,895
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TATTOOED CHEF, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS (unaudited)
(in thousands, except for share and per share information)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
NET REVENUE	$57,733	$47,260	$125,421	$97,675
COST OF GOODS SOLD	58,581	41,131	122,202	86,539
GROSS (LOSS) PROFIT	(848)	6,129	3,219	11,136
OPERATING EXPENSES	24,409	16,846	47,741	28,017
LOSS FROM OPERATIONS	(25,257)	(10,717)	(44,522)	(16,881)
Interest expense	(42)	(94)	(83)	(114)
Other (expense) income	(2,334)	733	(2,945)	(1,948)
LOSS BEFORE INCOME TAX EXPENSE	(27,633)	(10,078)	(47,550)	(18,943)
INCOME TAX EXPENSE	(455)	(49,285)	(711)	(48,049)
NET LOSS	$(28,088)	$(59,363)	$(48,261)	$(66,992)

NET LOSS PER SHARE
Basic	$(0.34)	$(0.72)	$(0.59)	$(0.83)
Diluted	$(0.34)	$(0.72)	$(0.59)	$(0.83)

WEIGHTED AVERAGE COMMON SHARES
Basic	82,284,005	81,981,428	82,261,079	81,121,795
Diluted	82,284,005	81,981,428	82,261,079	81,258,427

OTHER COMPREHENSIVE LOSS, NET OF TAX
Foreign currency translation adjustments	(431)	(210)	(861)	(101)
COMPREHENSIVE LOSS	$(28,519)	$(59,573)	$(49,122)	$(67,093)
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TATTOOED CHEF, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)
(in thousands, except for share information)

	Common Stock		Additional Paid-In Capital	Accumulated Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
					(As Restated)	(As Restated)
Balance as of January 1, 2022	82,237,813	$8	$242,362	$(953)	$(22,420)	$218,997
Foreign currency translation adjustment	—	—		(430)	—	(430)
Stock-based compensation	—	—	1,287	—	—	1,287
Issuance of restricted stock awards	203,828	—	—	—	—	—
Net loss	—	—	—	—	(20,173)	(20,173)
Balance as of March 31, 2022	82,441,641	$8	$243,649	$(1,383)	$(42,593)	$199,681
Foreign currency translation adjustment	—	—	—	(431)	—	(431)
Stock-based compensation	—	—	1,415	—	—	1,415
Issuance of restricted stock awards	18,162	—	—	—	—	—
Net loss	—	—	—	—	(28,088)	(28,088)
Balance as of June 30, 2022	82,459,803	$8	$245,064	$(1,814)	$(70,681)	$172,577

	Common Stock		Treasury Shares	Additional Paid-In Capital	Accumulated Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total
	Shares	Amount
						(As Restated)	(As Restated)
Balance as of January 1, 2021	71,551,067	$7	(81,087)	$168,448	$1	$64,846	$233,302
Foreign currency translation adjustment	—	—	—	—	109	—	109
Distributions	—	—	—	—	—	(308)	(308)
Stock-based compensation	15,216	—	—	3,185	—	—	3,185
Forfeiture of stock-based awards	(95,084)	—	—	—	—	—	—
Cancellation of treasury shares	(81,087)	—	81,087	—	—	—	—
Exercise of warrants	10,010,087	1	—	63,361	—	—	63,362
Net loss	—	—	—	—	—	(7,629)	(7,629)
Balance as of March 31, 2021	81,400,199	$8	—	$234,994	$110	$56,909	$292,021
Foreign currency translation adjustment	—	—	—	—	(210)	—	(210)
Stock-based compensation	835,000	—	—	763	—	—	763
Forfeiture of stock-based awards	(300,000)	—	—	(445)	—	—	(445)
Exercise of warrants	3,469	—	—	71	—	—	71
Net loss	—	—	—	—	—	(59,363)	(59,363)
Balance as of June 30, 2021	81,938,668	$8	—	$235,383	$(100)	$(2,454)	$232,837
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TATTOOED CHEF, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	Six Months Ended June 30,
	2022	2021
	(As Restated)	(As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(48,261)	$(66,992)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	3,043	1,462
Bad debt expense	117	122
Accretion of debt financing costs	—	3
Unrealized foreign currency losses	626	—
Revaluation of warrant liability	(668)	51
Unrealized forward contract loss	1,184	1,074
Non-cash lease cost	138	44
Stock compensation expense	2,702	3,502
Deferred taxes, net	(14)	47,064
Changes in operating assets and liabilities:
Accounts receivable	(7,753)	(2,131)
Inventory	(6,743)	(8,098)
Prepaid expenses and other assets	(881)	(2,167)
Accounts payable	2,930	(664)
Accrued expenses	3,227	1,922
Other current liabilities	289	436
Net cash used in operating activities	(50,064)	(24,372)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(15,568)	(10,140)
Acquisition of subsidiaries, net of cash acquired	(42)	(33,918)
Net cash used in investing activities	(15,610)	(44,058)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings in credit facility	31	2,093
Borrowings on line of credit	702	—
Repayments on line of credit	(314)	—
Repayments of notes payable to related parties	—	(42)
Borrowings of notes payable	1,109	1,168
Repayments of notes payable	(267)	(140)
Proceeds from the exercise of warrants	—	73,957
Payment of distributions	—	(308)
Net cash provided by financing activities	1,261	76,728
NET (DECREASE) INCREASE IN CASH	(64,413)	8,298
EFFECT OF EXCHANGE RATE ON CASH	(209)	305
CASH AT BEGINNING OF PERIOD	$92,351	$131,579
CASH AT END OF PERIOD	$27,729	$140,182
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$88	$100
Income taxes	$165	$249
Noncash investing and financing activities:
Capital expenditures included in accounts payable	$1,415	$776
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
Ittella Properties LLC (“Ittella Properties”), the Company’s variable interest entity (“VIE”), owns a building located on Alondra Blvd., Paramount, California (“Alondra Building”), which is leased by Ittella International, LLC (“Ittella International”), a wholly owned subsidiary of Tattooed Chef, for 10 years from August 1, 2015 through August 1, 2025. Ittella Properties is wholly owned by Salvatore Galletti. The construction and acquisition of the Alondra building by Ittella Properties were funded by a loan agreement with unconditional guarantees by Ittella International and terms providing that 100% of the Alondra building must be leased to Ittella International throughout the term of the loan agreement. Accordingly, Ittella Properties is determined to be a consolidated VIE.
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
On September 28, 2021, Tattooed Chef formed BCI Acquisition, Inc. (“BCI”). On December 31, 2021, BCI acquired substantially all of the assets, and assumed certain specified liabilities, from Belmont Confections, Inc. (“Belmont”) for an aggregate purchase price of approximately $16.7 million. Belmont was a privately held company based in Youngstown, Ohio, and specialized in the development and manufacturing of private label nutritional bars. See Note 8 Business Combinations.
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
Restatement of Previously Issued Financial Statements
Subsequent to the issuance of the condensed consolidated financial statements as of and for the quarter ended June 30, 2021, included in the Form 10-Q/A filed with the SEC on May 2, 2022, the following errors were identified:
–The Company incorrectly recorded expenses for advertising placement by a marketing services firm on a straight-line basis over the life of the contract rather than when the services were actually rendered. As a result, marketing expenses were understated by $3.4 million and $2.5 million for the three months and six months ended June 30, 2021, respectively.
–The Company incorrectly recorded expenses related to a multi-vendor mailer program with a customer as operating expenses rather than as a reduction of revenue. As a result, revenue was overstated by $2.8 million and $4.8 million for the three and six months ended June 30, 2021, respectively. Operating expenses were overstated by $2.8 million and $4.8 million for the three and six months ended June 30, 2021, respectively.
–The Company incorrectly recorded certain payments to customers as promotional and bad debt expenses within operating expenses rather than a reduction of revenue. As a result, both revenue and operating expenses were overstated by $0.2 million and $0.3 million for the three and six months ended June 30, 2021, respectively.
–The Company identified errors related to the underlying data used in the inventory capitalization and inventory net realizable value assessment. As a result, cost of goods sold was overstated by $0.8 million and $0.7 million for the three and six months ended June 30, 2021, respectively.
–The income tax impact of the errors identified above resulted in a decrease of deferred tax assets by $0.7 million as of June 30, 2021 and the $0.7 million was fully reserved during the three months ended June 30, 2021 due to the Company established a full valuation allowance starting the second quarter of 2021. As a result, the income tax expense was decreased by $0.7 million and $0.5 million for the three months and six months ended June 30, 2021, respectively.
The table below sets forth the condensed consolidated financial statements, including as reported, and the impacts resulting from the restatement, and the as restated balances for the quarterly period ended June 30, 2021 (in thousands):

($ in thousands except per share amounts)	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the three months ended June 30, 2021	As Reported	Adjustment	As Restated
REVENUE	50,270	(3,010)	47,260
COST OF GOODS SOLD	41,953	(822)	41,131
GROSS PROFIT	8,317	(2,188)	6,129
OPERATING EXPENSES	16,419	427	16,846
LOSS FROM OPERATIONS	(8,102)	(2,615)	(10,717)
LOSS BEFORE PROVISION FOR INCOME TAXES	(7,463)	(2,615)	(10,078)
INCOME TAX EXPENSE	(50,009)	724	(49,285)
NET LOSS	(57,472)	(1,891)	(59,363)

NET LOSS PER SHARE
Basic	(0.70)	(0.02)	(0.72)
Diluted	(0.70)	(0.02)	(0.72)
COMPREHENSIVE LOSS	(57,682)	(1,891)	(59,573)

($ in thousands except per share amounts)	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the six months ended June 30, 2021	As Reported	Adjustment	As Restated
REVENUE	102,739	(5,064)	97,675
COST OF GOODS SOLD	87,242	(703)	86,539
GROSS PROFIT	15,497	(4,361)	11,136
OPERATING EXPENSES	30,615	(2,598)	28,017
LOSS FROM OPERATIONS	(15,118)	(1,763)	(16,881)
LOSS INCOME BEFORE PROVISION FOR INCOME TAXES	(17,180)	(1,763)	(18,943)
INCOME TAX EXPENSE	(48,534)	485	(48,049)
NET LOSS	(65,714)	(1,278)	(66,992)

NET LOSS PER SHARE
Basic	(0.81)	(0.02)	(0.83)
Diluted	(0.81)	(0.02)	(0.83)
COMPREHENSIVE LOSS	(65,815)	(1,278)	(67,093)

($ in thousands)	Condensed Consolidated Statements of Stockholders’ Equity
For the three months ended June 30, 2021	As Reported	Adjustment	As Restated
Net loss in accumulated deficit for the three months ended June 30, 2021	(57,472)	(1,891)	(59,363)
Retained earnings (Deficit) ending balance	(2,424)	(30)	(2,454)
Total Stockholders’ equity ending balance	232,867	(30)	232,837

($ in thousands)	Condensed Consolidated Statements of Cash Flows
For the six months ended June 30, 2021	As Reported	Adjustment	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(65,714)	$(1,278)	(66,992)
Adjustments to reconcile net loss to net cash from operating activities:
Bad debt expense	311	(189)	122
Deferred taxes, net	47,549	(485)	47,064
Changes in operating assets and liabilities:
Accounts receivable	(2,320)	189	(2,131)
Inventory	(8,415)	317	(8,098)
Prepaid expenses and other assets	(3,613)	1,446	(2,167)
Subsequent to the issuance of the condensed consolidated financial statements as of and for the three and six months ended June 30, 2022, included in the Form 10-Q filed with the SEC on August 9, 2022, the following errors were identified:
–The Company incorrectly recorded expenses for advertising placement by a marketing services firm on a straight-line basis over the life of the contract rather than when the services were actually rendered. As a result, the marketing expenses were understated by $1.1 million and $2.2 million for the three and six months ended June 30, 2022, respectively. Prepaid expense was overstated by $2.2 million as of June 30 , 2022.
–The Company incorrectly recorded expenses related to a multi-vendor mailer program with a large customer as operating expenses rather than as a reduction of revenue, and some of reductions were recognized during the second quarter instead of during the first quarter when the revenue was recognized. As a result, the operating expenses were overstated by $1.5 million and $4.4 million for the three and six months ended June 30, 2022, respectively, and revenue was overstated by $0 and $4.4 million for the three and six months ended June 30, 2022, respectively.
–The Company under accrued marketing expense for one marketing service firm for the services rendered. The marketing expenses were understated by $0.4 million and $0.8 million for the three and six months ended June 30, 2022, respectively. Prepaid expense was overstated by $0.4 million and accrued expense was understated by $0.4 million as of June 30, 2022.
–The Company incorrectly recognized twice for several orders which have been shipped but not invoiced. As a result, revenue was overstated for $0.4 million and $0.4 million for the three and six months ended June 30, 2022. Accounts receivable was overstated by $0.4 million as of June 30, 2022.
–Due to unit measurement error for several inventory items, the Company understated cost of good sold for $0.9 million and $0.9 million for the three and six months ended June 30, 2022, respectively. Inventory was overstated by $0.9 million as of June 30, 2022.
–The Company identified errors during the inventory capitalization process and inventory net realizable value assessment. As a result, the Company understated cost of goods sold by $0.4 million and $0.1 million for the three months and six months ended June 30, 2022. Inventory was understated by $1.6 million as of June 30, 2022.
–The Company identified errors due to an improper general ledger account grouping and mapping process. As a result, the Company understated accounts receivable and overstated inventory by $1.0 million as of June 30, 2022.
The table below sets forth the condensed consolidated financial statements, including as originally reported, the impacts resulting from the restatement, and the as restated balances for the quarterly period ended June 30, 2022 (in thousands):

($ in thousands)	CONDENSED CONSOLIDATED BALANCE SHEET
As of June 30, 2022	As Reported	Adjustments	As Restated
Accounts receivable	32,316	665	32,981
Inventory	62,622	(266)	62,356
Prepaid expenses and other current assets	10,824	(2,590)	8,234
TOTAL CURRENT ASSETS	133,491	(2,191)	131,300
TOTAL ASSETS	240,850	(2,191)	238,659
Accrued expenses	6,525	388	6,913
TOTAL CURRENT LIABILITIES	49,206	388	49,594
TOTAL LIABILITIES	65,694	388	66,082
Accumulated deficit	(68,102)	(2,579)	(70,681)
TOTAL STOCKHOLDERS’ EQUITY	175,156	(2,579)	172,577
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	240,850	(2,191)	238,659

($ in thousands except per share amounts)	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended June 30, 2022	As Reported	Adjustments	As Restated
REVENUE	58,110	(377)	57,733
COST OF GOODS SOLD	57,370	1,211	58,581
GROSS PROFIT (LOSS)	740	(1,588)	(848)
OPERATING EXPENSES	24,346	63	24,409
LOSS FROM OPERATIONS	(23,606)	(1,651)	(25,257)
LOSS BEFORE INCOME TAX EXPENSE	(25,982)	(1,651)	(27,633)
NET LOSS	(26,437)	(1,651)	(28,088)
NET LOSS PER SHARE
Basic	(0.32)	(0.02)	(0.34)
Diluted	(0.32)	(0.02)	(0.34)
COMPREHENSIVE LOSS	(26,868)	(1,651)	(28,519)

($ in thousands except per share amounts)	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Six Months Ended June 30, 2022	As Reported	Adjustments	As Restated
REVENUE	130,174	(4,753)	125,421
COST OF GOODS SOLD	121,284	918	122,202
GROSS PROFIT	8,890	(5,671)	3,219
OPERATING EXPENSES	49,139	(1,398)	47,741
LOSS FROM OPERATIONS	(40,249)	(4,273)	(44,522)
LOSS BEFORE INCOME TAX EXPENSE	(43,277)	(4,273)	(47,550)
NET LOSS	(43,988)	(4,273)	(48,261)
NET LOSS PER SHARE
Basic	(0.53)	(0.06)	(0.59)
Diluted	(0.53)	(0.06)	(0.59)
COMPREHENSIVE LOSS	(44,849)	(4,273)	(49,122)

($ in thousands)	CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Three Months Ended June 30, 2022	As Reported	Adjustments	As Restated
Net loss in accumulated deficit for the three months ended June 30, 2022	(26,437)	(1,651)	(28,088)
Accumulated deficit ending balance	(68,102)	(2,579)	(70,681)
Total stockholders’ equity ending balance	175,156	(2,579)	172,577

($ in thousands)	CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2022	As Reported	Adjustments	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(43,988)	(4,273)	(48,261)
Changes in operating assets and liabilities:
Accounts receivable	(7,088)	(665)	(7,753)
Inventory	(8,703)	1,960	(6,743)
Prepaid expenses and other assets	(3,471)	2,590	(881)
Accrued expenses	2,839	388	3,227

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
Significant Accounting Policies. There have been no material changes to the Company’s significant accounting policies from its Annual Report on Form 10-K/A for the fiscal year ended December 31, 2021.
Sales and Marketing Expenses. The Company expenses costs associated with sales and marketing as incurred. Sales and marketing expenses were $12.3 million and $8.7 million for the three months ended June 30, 2022 and 2021, respectively, and $23.5 million and $12.4 million for the six months ended June 30, 2022 and 2021, respectively. Sales and marketing expenses are included in operating expenses in the condensed consolidated statements of operations and comprehensive loss.
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
Four customers accounted for 68% of the Company’s revenue during the three months ended June 30, 2022. Three customers accounted for 77% of the Company’s revenue during the three months ended June 30, 2021.

Customer	2022	2021
Customer A	32%	34%
Customer B	10%	12%
Customer C	14%	31%
Customer D	12%	*

________________________________

*Customer accounted for less than 10% of revenue in the period.
Three customers accounted for 59% of the Company’s revenue during the six months ended June 30, 2022. Three customers accounted for more than 83% of the Company’s revenue during the six months ended June 30, 2021.

Customer	2022	2021
Customer A	32%	35%
Customer B	*	11%
Customer C	17%	37%
Customer D	10%	*
________________________________

*Customer accounted for less than 10% of revenue in the period.
Three customers accounting for more than 10% of the Company’s accounts receivable as of June 30, 2022 and December 31, 2021 were:

Customer	June 30, 2022	December 31, 2021
Customer A	17%	13%
Customer C	31%	38%
Customer D	11%	12%
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
Revenue streams for the three months ended June 30, 2022 and 2021 were as follows:

	2022		2021
Revenue Streams (in thousands)	Revenue	% Total	Revenue	% Total
Tattooed Chef	$33,635	58%	$29,788	63%
Private Label	20,878	36%	17,136	36%
Other revenues	3,220	6%	336	1%
Total	$57,733		$47,260
Revenue streams for the six months ended June 30, 2022 and 2021 were as follows:

	2022		2021
Revenue Streams (in thousands)	Revenue	% Total	Revenue	% Total
Tattooed Chef	$72,714	58%	$63,576	65%
Private Label	46,002	37%	33,448	34%
Other revenues	6,705	5%	651	1%
Total	$125,421		$97,675
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
5. ACCOUNTS RECEIVABLE, NET
The Company evaluates the creditworthiness of its customers regularly and, based on its analysis, the Company has recognized an allowance for credit losses of $0.1 million as of June 30, 2022 and $0.0 million as of December 31, 2021. The Company writes off accounts receivable whenever they become uncollectible, and any payments subsequently received on such receivables are recorded as bad debt recoveries in the period the payment is received. Credit losses from continuing operations have consistently been within management’s expectations.

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
6. INVENTORY
Inventory consists of the following as of (in thousands):

	June 30, 2022	December 31, 2021
Raw materials	$26,838	$22,724
Work-in-process	7,083	5,545
Finished goods	23,835	24,450
Packaging	4,600	3,537
Total inventory	$62,356	$56,256
7. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consists of the following as of (in thousands):

	June 30, 2022	December 31, 2021
Land	$680	$738
Buildings	4,822	4,766
Leasehold improvements	5,299	5,336
Machinery and equipment	34,344	33,975
Computer equipment	541	549
Furniture and fixtures	182	169
Construction in progress	21,312	7,986
	67,180	53,519
Less: accumulated depreciation	(9,493)	(7,043)
Property, plant and equipment, net	$57,687	$46,476
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
________________________________

*In December 2015 (prior to the NMFD Transaction), NMFD and Karsten entered into an agreement to purchase an industrial revenue bond (“IRB”) issued by Bernalillo County, New Mexico (“Bernalillo”) to be used to finance the costs of the construction, renovation and equipment of the manufacturing plant used by NMFD and Karsten and, concurrently, assigned ownership of the manufacturing plant including building and land (“Property”) to Bernalillo as consideration for the purchase of the IRB, as well as entered into a lease agreement to lease the Property from Bernalillo (“Lease”). The Lease provides NMFD the option to purchase the Property for $1 following the payoff of the Lease. The sale of the Property to Bernalillo and concurrent leaseback of the Property in December 2015 did not meet the sale-leaseback accounting requirements as a result of NMFD’s and Karsten’s continuous involvement with the Property and thus, the IRB was not recorded as a sale but as a financing obligation, with the Property remaining on NMFD’s financial statements. The Lease and the IRB have the same counterparty, therefore a right of offset exists so long as NMFD continues to make rent payments under the terms of the Lease.

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
Belmont Acquisition
On September 28, 2021, Tattooed Chef formed BCI as a wholly-owned subsidiary. On December 21, 2021, BCI acquired substantially all of the assets, and assumed certain specified liabilities, from Belmont for an aggregate purchase price of $16.7 million. Belmont was a privately held company based in Youngstown, Ohio, and specialized in the development and manufacturing of private label nutritional bars. The primary reason for the purchase of Belmont’s assets and assumption of liabilities was to expand the Company’s manufacturing capacity into a nutritional bars and other ambient products. Approximately $4.0 million of the purchase price was paid by issuing 241,546 shares of Tattooed Chef’s common stock to Belmont’s sole shareholder. The number of shares payable at closing was determined based on the average closing price of the Company’s common stock over the three days preceding the closing date of the acquisition (December 21, 2021). The closing price of Tattooed Chef’s common stock was $16.9 per share at the acquisition date.
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

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share amounts)	2022	2021	2022	2021
Net revenue	$57,733	$59,273	$125,421	$125,980
Net loss	(28,088)	(60,102)	(48,261)	(68,077)
Net loss per share
Basic	$(0.34)	$(0.74)	$(0.59)	$(0.84)
Diluted	$(0.34)	$(0.74)	$(0.59)	$(0.84)
9. INTANGIBLE ASSETS, NET AND GOODWILL
Intangible assets consist of the following as of (in thousands):

	June 30, 2022	December 31, 2021
Amortizable tradenames	$220	$220
Less: accumulated amortization	(124)	(69)
Intangible assets, net	$96	$151
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
Unrealized losses on forward currency derivatives for the three and six months ended June 30, 2022 were $0.2 million and $1.2 million, respectively. Unrealized (gain) loss on forward currency derivatives for the three and six months ended June 30, 2021 were $(1.1) million and $1.1 million, respectively. The Company has notional amounts of $41.5 million and $43.5 million on outstanding derivatives as of June 30, 2022 and December 31, 2021, respectively.
11. FAIR VALUE MEASUREMENTS
The carrying amounts of cash, accounts receivables, accounts payable and certain notes payable approximate fair value because of the short maturity and/or variable rates generally associated with these instruments. Long-term debt as of June 30, 2022 and December 31, 2021 approximates its fair value as the interest rates are indexed to market rates (Level 2 inputs). The Company categorizes the inputs to the fair value measurements into three levels based on the lowest level input that is significant to the fair value measurement in its entirety.
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
The following table provides quantitative information regarding the inputs to the fair value measurement of the Private Placement Warrants as of each measurement date:

Input	June 30, 2022	December 31, 2021
Risk-free interest rate	2.99%	1.08%
Expected term (years)	3.30	3.79
Expected volatility	50.00%	45.00%
Exercise price	$11.50	$11.50
Fair value per Unit	$1.26	$7.07
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
________________________________

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
12. ACCRUED EXPENSES
The following table provides additional information related to the Company’s accrued expenses as of (in thousands):

	June 30, 2022	December 31, 2021
Accrued product demonstration	$1,377	$1,471
Accrued payroll	3,312	1,600
Accrued commission	1,065	607
Other accrued expenses	1,159	89
Total	$6,913	$3,767
13. INCOME TAXES
The following table presents the provision for income taxes and the effective tax rate for the periods ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Income tax expense	$455	$49,285	$711	$48,049
Effective tax rate	(2)%	(489)%	(1)%	(254)%
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
14. INDEBTEDNESS
Debt consisted of the following as of (in thousands):

	June 30, 2022	December 31, 2021
Notes payable	$6,460	$5,735
Line of credit	1,510	1,200
Total debt	7,970	6,935
Less current debt	(6,538)	(6,219)
Total long-term debt	$1,432	$716
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

Future minimum principal payments due on the notes payable, for periods subsequent to June 30, 2022 are as follows (in thousands):

Six months ending December 31, 2022	$4,720
2023	586
2024	563
2025	437
2026	154
Total	$6,460
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
Warrants
In connection with Forum’s IPO and issuance of Private Placement Units in August 2018, Forum issued Units consisting of common stock with attached Warrants as follows:

1.Public Warrants – Forum issued 20,000,000 Units at a price of $10.00 per Unit, each Unit consisting of one share of common stock and one Public Warrant.

2.Private Placement Warrants – Forum issued 655,000 Private Placement Units, each consisting of one share of common stock and one Private Placement Warrant.
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
The consummation of the Transaction triggered exercisability of the Warrants.
Warrant activity is as follows:

	Public Warrants	Private Placement Warrants
Issued and outstanding as of October 15, 2020	20,000,000	655,000
Exercised	(5,540,316)	(247,423)
Issued and outstanding as of December 31, 2020	14,459,684	407,577
Exercised	(14,459,684)	(292,417)
Issued and outstanding as of December 31, 2021	—	115,160
Exercised	—	—
Redeemed	—	—
Issued and outstanding as of June 30, 2022	—	115,160
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
16. EQUITY INCENTIVE PLAN
On October 15, 2020, the Plan became effective and permits the granting of equity awards of up to 5,200,000 common shares to executives, employees and non-employee directors, with the maximum number of common shares to be granted in a single fiscal year, when taken together with any cash fees paid to the non-employee director during that year in respect of his or her service as a non-employee director, not exceeding $0.1 million in total value to any non-employee director or $0.125 million in total value to any non-employee director who serves as the chairperson of a duly formed and authorized committee of the Company’s board of directors. Awards available for grant under the Plan include incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), other share-based awards, other cash-based awards and dividend equivalents. Shares issued under the Plan may be newly issued shares or reissued treasury shares.
Stock Options
Stock options under the Plan are generally granted with a strike price equal to 100% of the fair market value of the common stock on the date of grant, with a three-year vesting period and expire 10 years from the date of grant. The strike price may be higher than the fair value of the common stock on the date of the grant but cannot be lower

The table below summarizes the share-based activity under the Plan:

	Number of Awards Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms (Years)	Intrinsic Value (in thousands)
Balance at December 31, 2021	1,593,800	$21.30	9.26	$—
Granted 01/01/2022 - 03/31/2022	45,000	13.06
Granted 04/01/2022 - 06/30/2022	—	—
Cancelled and forfeited	(30,000)	19.72
Exercised	—	—
Balance at June 30, 2022	1,608,800	$21.10	8.78	$—
Vested and Exercisable at June 30, 2022	426,267	$21.69	8.68	$—

	Number of Awards Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms (Years)	Intrinsic Value (in thousands)
Balance at December 31, 2020	773,300	$24.64	9.98	$—
Granted 01/01/2021 - 03/31/2021	—	—
Granted 04/01/2021 - 06/30/2021	270,000	17.82
Cancelled and forfeited	(3,000)	24.69
Exercised	—	—
Balance at June 30, 2021	1,040,300	$22.88	9.57	$—
Vested and Exercisable at June 30, 2021	—	$—	$—	$—
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
There were no new options granted during the three months ended June 30, 2022. The fair value of each option grant was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions during the six months ended June 30, 2022:

Equity volatility	32.37%
Risk-free interest rate	2.50%
Expected term (in years)	6
Expected dividend	—

The fair value of each option grant was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions for the three and six months ended June 30, 2021:

Equity volatility	33.93%
Risk-free interest rate	1.27%
Expected term (in years)	6
Expected dividend	—
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
Restricted Stock Awards and Restricted Stock Units
RSUs are convertible into shares of Company common stock upon vesting on a one-to-one basis. Restricted stock awards has the same rights as other issued and outstanding shares of Company common stock except they are not entitled to dividends until the awards vest. Restrictions also limit the sale or transfer of the shares during the vesting period. Any unvested portion of restricted stock and RSUs shall typically be terminated and forfeited upon termination of employment or service of the grantee. As of June 30, 2022, no RSUs have been granted. All below restricted stock activities are related to RSAs.
Director restricted stock award activity under the Plan for the six months period ended June 30, 2022 was as follows:

Non-Employee Director Awards
	Number of Shares	Weighted- Average Fair Value
Balance at December 31, 2021	—	$—
Granted 01/01/2022 - 03/31/2022	—	—
Granted 04/01/2022 - 06/30/2022	18,162	12.25
Vested	(18,162)	12.25
Forfeited	—	—
Non-vested restricted stock at June 30, 2022	—	$—
Director restricted stock activity under the Plan for the six months period ended June 30, 2021 was as follows:

Non-Employee Director Awards
	Number of Shares	Weighted- Average Fair Value
Balance at December 31, 2020	—	$—
Granted 01/01/2021 - 03/31/2021	15,216	18.93
Granted 04/01/2021 - 06/30/2021	—	—
Vested	(15,216)	18.93
Forfeited	—	—
Non-vested restricted stock at June 30, 2021	—	$—

Non-director employee and consultant restricted stock activity under the Plan for the six months period ended June 30, 2022 was as follows:

	Employee Awards		Consultant (Non-Employee) Awards
	Number of Shares	Weighted- Average Fair Value	Number of Shares	Weighted- Average Fair Value
Balance at December 31, 2021	—	$—	—	$—
Granted 01/01/2022 - 03/31/2022	3,828	13.06	200,000	15.54
Granted 04/01/2022 - 06/30/2022	—	—	—	—
Vested	(3,828)	13.06	(50,000)	15.54
Forfeited	—	—	—	—
Non-vested restricted stock at June 30, 2022	—	$—	150,000	$15.54
Non-director employee and consultant restricted stock activity under the Plan for the six months period ended June 30, 2021 was as follows:

	Employee Awards		Consultant (Non-Employee) Awards
	Number of Shares	Weighted- Average Fair Value	Number of Shares	Weighted- Average Fair Value
Balance at December 31, 2020	400,000	$24.28	100,000	$24.69
Granted 01/01/2021 - 03/31/2021	30,416	23.65	100,000	18.96
Granted 04/01/2021 - 06/30/2021	—	—	10,000	18.15
Vested	(4,916)	24.28	(110,000)	18.89
Forfeited	(425,500)	24.62	(100,000)	24.69
Non-vested restricted stock at June 30, 2021	—	$—	—	$—
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
The fair value of granted restricted stock award was $0.2 million and $3.4 million for the three and six months ended June 30, 2022, respectively. The fair value of granted restricted stock was $0.2 million and $3.1 million for the three and six months ended June 30, 2021, respectively.
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
The assets and liabilities of Ittella Properties are included in the condensed consolidated financial statements. As of June 30, 2022, Ittella Properties contributed assets of $2.3 million and liabilities of $1.9 million. As of December 31, 2021, Ittella Properties contributed assets of $2.3 million and liabilities of $2.0 million
The results of operations and cash flows of Ittella Properties are included in the Company’s condensed consolidated financial statements. For the three and six month periods ended both of June 30, 2022 and 2021, 100% of the revenue of Ittella Properties, approximately $0.1 million and $0.2 million of lease income, respectively, received from Ittella

International, was intercompany and eliminated in consolidation. Ittella Properties contributed expenses of approximately $50,000 for each of the three month periods ended June 30, 2022 and 2021. Ittella Properties contributed expenses of $0.1 million for each of the six month periods ended June 30, 2022 and 2021.
20. LOSS PER SHARE
The following is the summary of basic and diluted loss per share for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Numerator
Net loss	$(28,088)	$(59,363)	$(48,261)	$(66,992)
Gain on fair value remeasurement related to warrants	$—	$—	$—	$(97)
Dilutive net loss	$(28,088)	$(59,363)	$(48,261)	$(67,089)

Denominator
Weighted average common shares outstanding	82,284,005	81,981,428	82,261,079	81,121,795
Effect of potentially dilutive securities related to warrants	—	—	—	136,632
Weighted average diluted shares outstanding	82,284,005	81,981,428	82,261,079	81,258,427

Loss per share
Basic	$(0.34)	$(0.72)	$(0.59)	$(0.83)
Diluted	$(0.34)	$(0.72)	$(0.59)	$(0.83)
The following have been excluded from the calculation of diluted loss per share as the effect of including them would have been anti-dilutive for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Warrants	115	75	115	189
Stock options	1,624	445	1,601	408
Restricted stock awards	163	25	175	—
Total	1,902	545	1,891	597
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes (the “Financial Statements”) included elsewhere in this Quarterly Report on Form 10-Q/A (the “Quarterly Report”) and the section entitled “Risk Factors.” Unless otherwise indicated, the terms “Tattooed Chef,” “the Company,” “we,” “us,” or “our” refer to Tattooed Chef, Inc., a Delaware corporation, together with its consolidated subsidiaries. Management's Discussion and Analysis has been revised for the effects of the restatement as discussed in Note 2 Basis of Presentation and Significant Accounting Policies to the financial statements included elsewhere in this Quarterly Report on Form 10-Q/A.
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
Results of Operations
The following table sets forth key statistics for the three and six months ended June 30, 2022 and 2021:

	Three months Ended June 30,				Six months Ended June 30,
(in thousands)	2022	% of revenue	2021	% of revenue	2022	% of revenue	2021	% of revenue
Net revenue	$57,733	100.0%	$47,260	100.0%	$125,421	100.0%	$97,675	100.0%
Cost of goods sold	58,581	101.5%	41,131	87.0%	122,202	97.4%	86,539	88.6%
Gross profit	(848)	(1.5)%	6,129	13.0%	3,219	2.6%	11,136	11.4%
Operating expenses	24,409	42.3%	16,846	35.6%	47,741	38.1%	28,017	28.7%
Loss from operations	(25,257)	(43.7)%	(10,717)	(22.7)%	(44,522)	(35.5)%	(16,881)	(17.3)%
Interest expense	(42)	(0.1)%	(94)	(0.2)%	(83)	(0.1)%	(114)	(0.1)%
Other (expense) income	(2,334)	(4.0)%	733	1.6%	(2,945)	(2.3)%	(1,948)	(2.0)%
Loss before provision for income taxes	(27,633)	(47.9)%	(10,078)	(21.3)%	(47,550)	(37.9)%	(18,943)	(19.4)%
Income tax expense	(455)	(0.8)%	(49,285)	(104.3)%	(711)	(0.6)%	(48,049)	(49.2)%
Net loss	(28,088)	(48.7)%	(59,363)	(125.6)%	(48,261)	(38.5)%	(66,992)	(68.6)%
Results of Operations for the Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021.
Net revenue
Net revenue increased by $10.5 million, or 22.2%, to $57.7 million for the three months ended June 30, 2022 as compared to $47.3 million for the comparable period in 2021. The increase was due to an increase of $3.7 million in private label products revenue primarily driven by the sales generated from NMFD and BCI, an increase of $2.9 million in other revenues, mainly driven by the sales of burritos, enchiladas, quesadillas and other products by NMFD to its restaurant customers, and an increase of $3.8 million in Tattooed Chef branded products.
Cost of goods sold
Cost of goods sold increased $17.5 million, or 42.4%, to $58.6 million for the three months ended June 30, 2022 as compared to $41.1 million for the comparable period in 2021. Cost of goods sold, as a percentage of net revenue, increased to 101.5% for the three months ended June 30, 2022 from 87.0% for the three months ended June 30, 2021. The increase of cost of goods sold in dollar amount is primarily due to the increase in sales volume. The increase as a percentage of net revenue is primarily due to the increases in cost of freight, packaging, raw materials, and labor due to inflation and the increase in fixed costs including rent and depreciation expenses resulting from new leases assumed and fixed assets acquired though the acquisitions completed during the second and fourth quarters of 2021, as well as our newly leased facility in Vernon, California that started on April 1, 2022. As these new facilities are not yet operating at full capacity, our fixed costs as a percentage of net revenue is higher than the comparable period in 2021.
Gross profit (loss)
Gross profit (loss) decreased $7.0 million, or 113.8%, to $(0.8) million for the three months ended June 30, 2022 as compared to $6.1 million for the comparable period in 2021. Gross margin for the three months ended June 30, 2022 was (1.5)%, as compared to 13.0% for the three months ended June 30, 2021. We are in the process of ramping production on new Tattooed Chef branded products utilizing the facilities and equipment acquired through the NMFD transaction and the BCI acquisitions. Moving forward, we expect Tattooed Chef branded products to be manufactured by both plants. Therefore, we expect our fixed costs as a percentage of net revenue to decrease and our gross margin to increase once the facilities operate at full capacity and achieve economies of scale. In addition, beginning in the fourth quarter of 2022, we plan to implement the first ever price increases for Tattooed Chef branded products.
Operating expenses
Operating expenses increased $7.6 million, or 44.9%, to $24.4 million for the three months ended June 30, 2022 as compared to $16.8 million for the comparable period in 2021. The increase is primarily due to a $2.6 million increase in marketing expenses, a $1.0 million increase in post-manufacture cold storage expenses, a $1.1 million increase in stock compensation expense, a $1.5 million increase in payroll related expenses, a $0.2 million increase in Enterprise Resource Planning ("ERP") software implementation and a $2.2 million increase related to entities that were acquired during the second and fourth quarter of 2021, partially offset by a $1.8 million decrease in professional expenses.
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
Income tax expense
Income tax expense decreased $48.8 million, or 99.1%, to $0.5 million for the three months ended June 30, 2022 as compared to $49.3 million for the comparable period in 2021. The decrease was mainly driven by $49.3 million income tax expense recognized during the comparable period of 2021 that resulted from a whole valuation allowance recognition with respect to a deferred tax asset. We continue to use a full valuation allowance established against our net deferred tax assets in the U.S.
Net loss
For the three months ended June 30, 2022, we had a net loss of $28.1 million, compared to a net loss of $59.4 million for the three months ended June 30, 2021. The decrease in net loss was mainly driven by the $50.0 million income tax expense in 2021 as discussed above, which was not present in 2022.
Results of Operations for the Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021.
Net revenue
Net revenue increased by $27.7 million, or 28.4%, to $125.4 million for the six months ended June 30, 2022 as compared to $97.7 million for the comparable period in 2021. The increase was due to an increase of $12.6 million in private label products revenue, primarily driven by the sales generated from NMFD and BCI, an increase of $9.1 million in Tattooed

Chef branded products, and an increase of $6.1 million in other revenues, mainly driven by the sales of burritos, enchiladas, quesadillas and other products by NMFD to its restaurant customers.
Cost of goods sold
Cost of goods sold increased $35.7 million, or 41.2%, to $122.2 million for the six months ended June 30, 2022 as compared to $86.5 million for the comparable period in 2021. Cost of goods sold, as a percentage of net revenue, increased to 97.4% for the six months ended June 30, 2022 from 88.6% for the six months ended June 30, 2021. The increase of cost of goods sold in dollar amount is primarily due to the increase in sales volume. The increase as a percentage of net revenue is primarily due to the increases in cost of freight, packaging, raw materials, and labor due to inflation and the increase in fixed costs including rent and depreciation expenses resulting from new leases assumed and fixed assets acquired though the acquisitions completed during the second and fourth quarters of 2021, as well as our newly leased facility in Vernon that started on April 1, 2022. As these new facilities are not yet operating at full capacity, the fixed costs as a percentage of net revenue is higher than the comparable period in 2021.
Gross profit
Gross profit decreased $7.9 million, or 71.1%, to $3.2 million for the six months ended June 30, 2022 as compared to $11.1 million for the comparable period in 2021. Gross margin for the six months ended June 30, 2022 was 2.6%, as compared to 11.4% for the six months ended June 30, 2021. We are in the process of ramping production on new Tattooed Chef branded products by utilizing the facilities and equipment acquired through the NMFD transaction and the BCI acquisition. Moving forward, we expect Tattooed Chef branded products to be manufactured by both plants. Therefore, we expect our fixed costs as a percentage of net revenue to decrease and our gross margin to increase once the facilities operate at full capacity and achieve economies of scale. In addition, beginning in the fourth quarter of 2022, we plan to implement the first ever price increases for Tattooed Chef branded products.
Operating expenses
Operating expenses increased $19.7 million, or 70.4%, to $47.7 million for the six months ended June 30, 2022 as compared to $28.0 million for the comparable period in 2021. The increase is primarily due to an $8.0 million increase in marketing expenses, a $2.1 million increase in post-manufacture cold storage expenses, a $3.5 million increase in payroll related expenses, a $0.3 million increase in ERP software implementation and a $4.6 million increase related to entities that were acquired during the second and fourth quarters of 2021, partially offset by a $0.8 million decrease in stock compensation expense and a $0.3 million decrease in professional expenses.
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
Income tax expense
Income tax expense decreased $47.3 million, or 98.5%, to $0.7 million for the six months ended June 30, 2022 as compared to $48.0 million for the comparable period in 2021. The decrease was mainly driven by $48.0 million income tax expense recognized during the comparable period of 2021 resulted from a whole valuation allowance recognition with respect to a deferred tax asset. We continue to use a full valuation allowance established against our net deferred tax assets in the U.S.
Net loss
For the six months ended June 30, 2022, we had a net loss of $48.3 million, compared to a net loss of $67.0 million for the six months ended June 30, 2021. The decrease in net loss was mainly driven by $50.0 million income tax expense in 2021 as discussed above, which was not present in 2022.

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
The following table provides a reconciliation from net income to Adjusted EBITDA for the three and six months ended June 30, 2022, and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2022	2021	2022	2021
Net loss	(28,088)	(59,363)	(48,261)	(66,992)
Interest expense	42	94	83	114
Income tax expense	455	49,285	711	48,049
Depreciation and amortization	1,536	910	3,043	1,462
EBITDA	(26,055)	(9,074)	(44,424)	(17,367)
Adjustments
Stock compensation expense	1,415	318	2,702	3,502
Loss (gain) on foreign currency forward contracts	2,049	(1,023)	3,072	1,978
(Gain) loss on warrant remeasurement	(461)	371	(668)	51
Unrealized foreign currency losses	626	—	626	—
Acquisition expenses	119	726	224	726
UMB ATM transaction	—	22	—	22
ERP related expenses	179	—	338	—
Total Adjustments	3,927	414	6,294	6,279
Adjusted EBITDA	(22,128)	(8,660)	(38,130)	(11,088)
Adjusted EBITDA was a loss of $22.1 million and a loss of $38.1 million for the three and six months ended June 30, 2022, respectively, compared to adjusted EBITDA loss of $8.7 million and a loss of $11.1 million for the three and six months ended June 30, 2021, respectively. The decline in Adjusted EBITDA was primarily due to a lower gross margin resulting primarily from inflation related increases in costs that have not yet been recouped through product price increases as well as the fixed costs of our new facilities that are currently operating at low capacity, and a significant increase in spending on sales and marketing expenses to support the growth in revenue and brand recognition for Tattooed Chef.
Liquidity and Capital Resources
As of June 30, 2022, we had $27.7 million in cash and cash equivalents. The cash outflow during the six months ended June 30, 2022 is primarily attributable to $15.7 million in marketing and promotional spend to raise our brand awareness, and $15.6 million capital expenditures. The capital expenditures are for automation and robotic machinery to improve our production efficiency and reduce labor cost. By evaluating our business projections and expenditure budgets for 2022 and 2023, we believe our cash on hand plus availability under our credit facilities are sufficient to meet our current working capital and capital expenditure requirements for a period of at least twelve months from the date of this filing.
Indebtedness
We are party to a revolving line of credit agreement, which has been amended from time to time, pursuant to which a credit facility has been extended to us until September 30, 2023 (the “Credit Facility”). The Credit Facility provides us with up to $25.0 million in revolving credit. Under the Credit Facility, we may borrow up to (a) 90% of the net amount of eligible accounts receivable; plus, (b) the lower of: (i) sum of: (1) 50% of the net amount of eligible inventory; plus (2) 45% of the net amount of eligible in-transit inventory; (ii) $10.0 million; or (iii) 50% of the aggregate amount of revolving loans outstanding, minus (c) the sum of all reserves. As of June 30, 2022, up to the full $25.0 million was available for borrowing under the Credit Facility, of which $0.6 million has been utilized for the letter of credit issuance leaving $24.4 million of undrawn availability. Under the Credit Facility we must always maintain minimum liquidity of not less than $10.0 million. Not less often than monthly (or weekly during a Trigger Period), we must furnish to the lender a Borrowing Base Certificate as of the close of business on the last business day of each month (or week, as applicable). “Trigger Period” means the period of time between (a) the date on which (i) an event of default has occurred, or (ii) our liquidity is less than $20.0 million and (b) the date the event of default has been cured or liquidity exceeds the minimum requirement. See Note 14 to the condensed consolidated financial statements that appear elsewhere in this Quarterly Report on Form 10-Q/A, for additional details regarding our indebtedness. On August 5, 2022, we expanded the Credit Facility with the lender from $25.0 million to $40.0 million and extended the maturity date from September 2023 to September 2025.
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
Cash Flows
The following section presents the major components of net cash flows from and used in operating, investing and financing activities for the six months ended June 30, 2022 and 2021:

($ in thousands)	2022	2021
Cash (used in) provided by:
Operating activities	(50,064)	(24,372)
Investing activities	(15,610)	(44,058)
Financing activities	1,261	76,728
Net (decrease) increase in cash	(64,413)	8,298
Operating Activities
For the six months ended June 30, 2022, net cash used in operating activities was $50.1 million, primarily driven by the net loss of $48.3 million, partially offset by non-cash items, which included depreciation expense of $3.0 million, stock compensation expense of $2.7 million, unrealized forward contract loss of $1.2 million, unrealized foreign currency losses of $0.6 million, and a gain on the revaluation of warrant liability of $0.7 million. Working capital consumed cash of $8.9 million driven by an $6.7 million increase in inventory, a $7.8 million increase in accounts receivable partially offset by a $6.4 million increase in accounts payable, accrued expenses and other current liabilities.
For the six months ended June 30, 2021, net cash used in operating activities was $24.4 million, primarily driven by the net loss of $67.0 million, partially offset by non-cash items which include net change in deferred taxes of $47.1 million, stock compensation expense of $3.5 million, depreciation expense of $1.5 million, and unrealized forward contract loss of $1.1 million. The net loss is largely due to the income tax valuation allowance recorded as of period end. Working capital consumed cash of $10.7 million driven by an $8.1 million increase in inventory, a $2.1 million increase in accounts receivable due to increased revenue, a $2.2 million increase in prepaid expenses and other current assets, partially offset by a $1.7 million increase in accounts payable, accrued expenses and other current liabilities.

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
Recent Accounting Pronouncements
The information required by this Item is incorporated herein by reference to the Notes to Condensed Consolidated Financial Statements - Note 3. Recent Accounting Pronouncements, in Part I, Item 1, of this Quarterly Report on Form 10-Q/A.
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
Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022 and, based on this evaluation, have concluded that due to the material weaknesses in our internal control over financial reporting previously identified in Part II, Item 9A of our Annual Report on Form 10-K/A for the year ended December 31, 2021, our disclosure controls and procedures were not effective as of June 30, 2022. These material weaknesses resulted in the restatements of our financial statements as described herein and in Amendment No. 1 to our Annual Report on Form 10-K/A for the year ended December 31, 2021, Amendment No. 1 to our Quarterly Report on Form 10-Q/A for the three months ended March 31, 2022 and 2021, and this Amendment No. 1 to our Quarterly Report on Form 10-Q/A for the three and six months ended June 30, 2022 and 2021.
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
Commitments and Contingencies in Part I, Item 1, of this Quarterly Report on Form 10-Q/A.
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