Form 10-Q
period 2022-09-30
Tattooed Chef, Inc.
filed 2022-11-17
CIK 1741231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of November 11, 2022, there were 83,658,357 shares of common stock, par value $0.0001, issued and outstanding.

TATTOOED CHEF, INC.
Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2022
i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
TATTOOED CHEF, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(in thousands, except for share information)

	September 30, 2022	December 31, 2021
ASSETS
CURRENT ASSETS
Cash	$14,220	$92,351
Accounts receivable, net	24,036	25,117
Inventory	76,824	56,256
Prepaid expenses and other current assets	7,170	7,027
TOTAL CURRENT ASSETS	122,250	180,751
Property, plant and equipment, net	68,115	46,476
Operating lease right-of-use asset, net	19,883	8,039
Finance lease right-of-use asset, net	5,511	5,639
Intangible assets, net	1,735	151
Deferred income taxes, net	242	266
Goodwill	26,705	26,924
Other assets	254	649
TOTAL ASSETS	$244,695	$268,895

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$46,311	$28,334
Accrued expenses	7,200	3,767
Line of credit	19,990	1,200
Notes payable, current portion	5,002	5,019
Forward contract derivative liability	4,556	1,804
Operating lease liabilities, current portion	2,446	1,523
Other current liabilities	356	122
TOTAL CURRENT LIABILITIES	85,861	41,769
Warrant liability	133	814
Operating lease liabilities, net of current portion	16,082	6,599
Notes payable, net of current portion	1,207	716
TOTAL LIABILITIES	103,283	49,898
COMMITMENTS AND CONTINGENCIES (See Note 18)

STOCKHOLDERS’ EQUITY
Preferred stock - $0.0001 par value; 10,000,000 shares authorized, none issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Common stock- $0.0001 par value; 1,000,000,000 shares authorized; 83,658,357 shares and 82,237,813 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	8	8
Additional paid in capital	252,885	242,362
Accumulated other comprehensive loss	(2,304)	(953)
Accumulated deficit	(109,177)	(22,420)
TOTAL STOCKHOLDERS’ EQUITY	141,412	218,997
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$244,695	$268,895
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TATTOOED CHEF, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS (unaudited)
(in thousands, except for share and per share information)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
		(As Restated)		(As Restated)
NET REVENUE	$54,115	$57,976	$179,536	$155,651
COST OF GOODS SOLD	58,010	53,018	180,212	139,557
GROSS (LOSS) PROFIT	(3,895)	4,958	(676)	16,094
OPERATING EXPENSES	31,572	12,793	79,313	40,810
LOSS FROM OPERATIONS	(35,467)	(7,835)	(79,989)	(24,716)
Interest expense	(230)	(45)	(313)	(159)
Other expense, net	(2,810)	(588)	(5,755)	(2,536)
LOSS BEFORE INCOME TAX BENEFIT (EXPENSE)	(38,507)	(8,468)	(86,057)	(27,411)
INCOME TAX BENEFIT (EXPENSE)	11	255	(700)	(47,794)
NET LOSS	$(38,496)	$(8,213)	$(86,757)	$(75,205)

NET LOSS PER SHARE
Basic	$(0.46)	$(0.10)	$(1.05)	$(0.92)
Diluted	$(0.46)	$(0.10)	$(1.05)	$(0.93)

WEIGHTED AVERAGE COMMON SHARES
Basic	82,794,581	81,957,170	82,440,867	81,404,348
Diluted	82,794,581	82,011,216	82,440,867	81,548,673

OTHER COMPREHENSIVE LOSS, NET OF TAX
Foreign currency translation adjustments	(490)	(808)	(1,351)	(909)
COMPREHENSIVE LOSS	$(38,986)	$(9,021)	$(88,108)	$(76,114)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TATTOOED CHEF, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)
(in thousands, except for share information)

	Common Stock		Additional Paid-In Capital	Accumulated Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance as of January 1, 2022	82,237,813	$8	$242,362	$(953)	$(22,420)	$218,997
Foreign currency translation adjustment	—	—		(430)	—	(430)
Stock-based compensation	—	—	1,287	—	—	1,287
Issuance of restricted stock awards	203,828	—	—	—	—	—
Net loss	—	—	—	—	(20,173)	(20,173)
Balance as of March 31, 2022	82,441,641	$8	$243,649	$(1,383)	$(42,593)	$199,681
Foreign currency translation adjustment	—	—	—	(431)	—	(431)
Stock-based compensation	—	—	1,415	—	—	1,415
Issuance of restricted stock awards	18,162	—	—	—	—	—
Net loss	—	—	—	—	(28,088)	(28,088)
Balance as of June 30, 2022	82,459,803	$8	$245,064	$(1,814)	$(70,681)	$172,577
Foreign currency translation adjustment	—	—	—	(490)	—	(490)
Stock-based compensation	—	—	7,821	—	—	7,821
Issuance of restricted stock awards	1,198,554	—	—	—	—	—
Net loss	—	—	—	—	(38,496)	(38,496)
Balance as of September 30, 2022	83,658,357	$8	$252,885	$(2,304)	$(109,177)	$141,412
(continued on the next page)

TATTOOED CHEF, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)
(in thousands, except for share information)

	Common Stock		Treasury Shares	Additional Paid-In Capital	Accumulated Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total
	Shares	Amount
						(As Restated)	(As Restated)
Balance as of January 1, 2021	71,551,067	$7	(81,087)	$168,448	$1	$64,846	$233,302
Foreign currency translation adjustment	—	—	—	—	109	—	109
Distribution	—	—	—	—	—	(308)	(308)
Stock-based compensation	15,216	—	—	3,185	—	—	3,185
Forfeiture of stock-based awards	(95,084)	—	—	—	—	—	—
Cancellation of treasury shares	(81,087)	—	81,087	—	—	—	—
Exercise of warrants	10,010,087	1	—	63,361	—	—	63,362
Net loss	—	—	—	—	—	(7,629)	(7,629)
Balance as of March 31, 2021	81,400,199	$8	—	$234,994	$110	$56,909	$292,021
Foreign currency translation adjustment	—	—	—	—	(210)	—	(210)
Stock-based compensation	835,000	—	—	763	—	—	763
Non-employee stock-based compensation	—	—	—	—	—	—	—
Forfeiture of stock-based awards	(300,000)	—	—	(445)	—	—	(445)
Exercise of warrants	3,469	—	—	71	—	—	71
Net loss	—	—	—	—	—	(59,363)	(59,363)
Balance as of June 30, 2021	81,938,668	$8	—	$235,383	$(100)	$(2,454)	$232,837
Foreign currency translation adjustment	—	—	—	—	(808)	—	(808)
Stock-based compensation	4,918	—	—	842	—	—	842
Non-employee stock-based compensation	—	—	—	—	—	—	—
Exercise of warrants	38,806	—	—	1,022	—	—	1,022
Net loss	—	—	—	—	—	(8,213)	(8,213)
Balance as of September 30, 2021	81,982,392	$8	—	$237,247	$(908)	$(10,667)	$225,680
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TATTOOED CHEF, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES		(As Restated)
Net loss	$(86,757)	$(75,205)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,772	2,553
Bad debt expense	859	15
Accretion of debt financing costs	—	4
Unrealized foreign currency losses	1,526	—
Unrealized forward contract loss	2,751	2,342
Revaluation of warrant liability	(681)	(158)
Non-cash lease cost	256	59
Stock compensation expense	10,523	4,344
Deferred taxes, net	(14)	47,064
Changes in operating assets and liabilities:
Accounts receivable	130	(3,323)
Inventory	(21,761)	(3,600)
Prepaid expenses and other assets	(5)	(2,120)
Accounts payable	17,259	(6,554)
Accrued expenses	3,584	1,192
Other current liabilities	272	262
Net cash used in operating activities	(67,286)	(33,125)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(26,924)	(13,048)
Acquisition of subsidiaries, net of cash acquired	—	(33,918)
Acquisition price change from working capital adjustment	219	—
Acquisition of intangible asset	(1,693)	—
Acquisition of below-market lease asset	(1,685)	—
Net cash used in investing activities	(30,083)	(46,966)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings on line of credit	31	3,295
Borrowings on line of credit	27,969	—
Repayments on line of credit	(9,057)	—
Repayments of notes payable to related parties	—	(59)
Borrowings of notes payable	1,080	1,168
Repayments of notes payable	(394)	(296)
Proceeds from the exercise of warrants	—	74,316
Payment of distributions	—	(308)
Net cash provided by financing activities	19,629	78,116

NET DECREASE IN CASH	(77,740)	(1,975)
EFFECT OF EXCHANGE RATE ON CASH	(391)	(128)
CASH AT BEGINNING OF PERIOD	92,351	131,579
CASH AT END OF PERIOD	$14,220	$129,476
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$222	$145
Income taxes	$405	$759
Noncash investing and financing activities:
Capital expenditures included in accounts payable	$3,190	$1,049
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
Ittella Properties, LLC (“Ittella Properties”), the Company’s variable interest entity (“VIE”), owns a building located on Alondra Blvd., Paramount, California (“Alondra Building”), which is leased by Ittella International, LLC (“Ittella International”), a wholly owned subsidiary of Tattooed Chef, for 10 years from August 1, 2015 through August 1, 2025. Ittella Properties is wholly owned by Salvatore Galletti. The construction and acquisition of the Alondra building by Ittella Properties were funded by a loan agreement with unconditional guarantees by Ittella International and terms providing that 100% of the Alondra building must be leased to Ittella International throughout the term of the loan agreement. Accordingly, Ittella Properties is determined to be a consolidated VIE.
On May 14, 2021, the Company acquired New Mexico Food Distributors, Inc. (“NMFD”) and Karsten Tortilla Factory, LLC (“Karsten”) in an all-cash transaction for approximately $34.1 million (collectively, the “NMFD Transaction”). NMFD and Karsten were privately held companies based in Albuquerque, New Mexico. NMFD produces and sells frozen and ready-to-eat Mexican food products to retail and food service customers through its network of distributors in the United States. NMFD processes its products in two leased facilities located in New Mexico. See Note 8 Business Combinations and Asset Acquisitions.
On September 28, 2021, Tattooed Chef formed BCI Acquisition, Inc. (“BCI”). On December 31, 2021, BCI acquired substantially all of the assets, and assumed certain specified liabilities, from Belmont Confections, Inc. (“Belmont”) for an aggregate purchase price of approximately $16.7 million. Belmont was a privately held company based in Youngstown, Ohio, and specialized in the development and manufacturing of private label nutritional bars. See Note 8 Business Combinations and Asset Acquisitions.
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
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2021 as filed with the SEC on November 16, 2022, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2021 included in the accompanying unaudited condensed consolidated financial statements is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2021. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.
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
Restatement of Previously Issued Financial Statements
Subsequent to the issuance of the condensed consolidated financial statements as of and for the quarter ended September 30, 2021, included in the Form 10-Q/A filed with the Securities and Exchange Commission (the “SEC”) on May 2, 2022, the following errors were identified:
–The Company incorrectly recorded expenses for advertising placement by a marketing services firm on a straight-line basis over the life of the contract rather than when the services were actually rendered. As a result, marketing expenses were overstated by $0.5 million for the three months ended September 30, 2021 and understated by $2.0 million for the nine months ended September 30, 2021.
–The Company incorrectly recorded expenses related to a multi-vendor mailer program with a customer as operating expenses rather than as a reduction of revenue. As a result, revenue was overstated by $0.04 million and $4.8 million for the three and nine months ended September 30, 2021, respectively. Operating expenses were overstated by $0.04 million and $4.8 million for the three and nine months ended September 30, 2021, respectively.
–The Company incorrectly recorded certain payments to customers as promotional and bad debt expenses within operating expenses rather than a reduction of revenue. As a result, both revenue and operating expenses were overstated by $0.3 million and $0.6 million for the three and nine months ended September 30, 2021, respectively.
–The Company identified errors related to the underlying data used in the inventory capitalization and inventory net realizable value assessment. As a result, cost of goods sold was understated by $0.2 million from inventory capitalization calculation net of $0.1 million from net realizable value write-downs for the three months ended September 30, 2021. Cost of goods sold was overstated by $0.5 million for the nine months ended September 30, 2021.
–The income tax impact of the errors identified above resulted in a decrease of deferred tax assets by $0.7 million as of June 30, 2021 and the $0.7 million was fully reserved during the three months ended June 30, 2021 due to the Company established a full valuation allowance starting the second quarter of 2021. As a result, the income tax expense was decreased by $0 million and $0.5 million for the three months and nine months ended September 30, 2021, respectively.
The table below sets forth the condensed consolidated financial statements, including as reported, and the impacts resulting from the restatement, and the as restated balances for the quarterly period ended September 30, 2021 (in thousands):

($ in thousands)	Condensed Consolidated Statements of Operations and Comprehensive Income
For the three months ended September 30, 2021	As Reported	Adjustments	As Restated
NET REVENUE	58,355	(379)	57,976
COST OF GOODS SOLD	52,836	182	53,018
GROSS (LOSS) PROFIT	5,519	(561)	4,958
OPERATING EXPENSES	13,687	(894)	12,793
LOSS FROM OPERATIONS	(8,168)	333	(7,835)
LOSS BEFORE INCOME TAX BENEFIT (EXPENSE)	(8,801)	333	(8,468)
NET LOSS	(8,546)	333	(8,213)
COMPREHENSIVE LOSS	(9,354)	333	(9,021)

($ in thousands except per share amounts)	Condensed Consolidated Statements of Operations and Comprehensive Income
For the nine months ended September 30, 2021	As Reported	Adjustments	As Restated
NET REVENUE	161,094	(5,443)	155,651
COST OF GOODS SOLD	140,078	(521)	139,557
GROSS (LOSS) PROFIT	21,016	(4,922)	16,094
OPERATING EXPENSES	44,302	(3,492)	40,810
LOSS FROM OPERATIONS	(23,286)	(1,430)	(24,716)
LOSS BEFORE INCOME TAX BENEFIT (EXPENSE)	(25,981)	(1,430)	(27,411)
INCOME TAX BENEFIT (EXPENSE)	(48,279)	485	(47,794)
NET LOSS	(74,260)	(945)	(75,205)

NET LOSS PER SHARE
Basic	(0.91)	(0.01)	(0.92)
Diluted	(0.91)	(0.02)	(0.93)
COMPREHENSIVE LOSS	(75,169)	(945)	(76,114)

($ in thousands)	Condensed Consolidated Statements of Stockholders’ Equity
For the three months ended September 30, 2021	As Reported	Adjustments	As Restated
Net loss in retained earnings (deficit)	(8,546)	333	(8,213)
Retained earnings (deficit) ending balance	(10,970)	303	(10,667)
Total stockholders’ equity ending balance	225,377	303	225,680

($ in thousands)	Condensed Consolidated Statements of Cash Flows
For the nine months ended September 30, 2021	As Reported	Adjustments	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(74,260)	(945)	(75,205)
Adjustments to reconcile net loss to net cash from operating activities:
Bad debt expense	539	(524)	15
Deferred taxes, net	47,549	(485)	47,064
Changes in operating assets and liabilities:
Accounts receivable, net	(3,847)	524	(3,323)
Inventory	(4,099)	499	(3,600)
Prepaid expenses and other current assets	(3,051)	931	(2,120)
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
Sales and Marketing Expenses. The Company expenses costs associated with sales and marketing as incurred. Sales and marketing expenses were $10.8 million and $5.1 million for the three months ended September 30, 2022 and 2021, respectively, and $34.3 million and $17.6 million for the nine months ended September 30, 2022 and 2021, respectively. Sales and marketing expenses are included in operating expenses in the condensed consolidated statements of operations and comprehensive loss.
Leases. In April 2022, the Company commenced one operating lease for a facility in Vernon, California, with 10 years initial term with option to extend two additional five-year terms. The Company determined the reasonably certain lease term was 10 years. Approximately $9.5 million of operating lease right of use ("ROU") asset and $9.4 million of operating lease liabilities were recognized on the Company’s consolidated balance sheet upon the commencement date.
In connection with the asset acquisition from Desert Premium Group, LLC (“DPG”) in August 2022, see Note 8 Business Combinations and Asset Acquisitions, the Company assumed one operating lease for a facility in Albuquerque, New Mexico, for 2 years remaining lease term with option to extend two additional five-year terms. The Company determined the reasonably certain lease term was 7 years. Approximately $3.5 million of operating lease ROU asset ($1.7 million of the $3.5 million recognized value from below-market lease) and $1.8 million of operating lease liabilities were recognized on the Company's consolidated balance sheet upon the lease assumption date.
Going Concern. As of September 30, 2022, the Company had total cash of $14.2 million and an accumulated deficit of $109.2 million. For the nine months ended September 30, 2022, the Company had a net loss of $86.8 million and net cash used in operating activities of $67.3 million.
The Company has historically financed operations and capital expenditures through a combination of internally generated cash from operations, available cash on hand, the ability to draw on the line of credit, as well as the proceeds from the Reverse Recapitalization with Forum on October 15, 2020. The Company’s recent financial performance has been adversely impacted by the inflationary pressures on labor, freight and material costs, and its marketing expenditures on the Tattooed Chef brand investment to raise brand awareness, as well as a moderate impact from the conflict between Russia/Ukraine war. In addition, as disclosed in Note 14 Indebtedness, the Company expanded its primary line of credit (the “Credit Facility”) from $25.0 million to $40.0 million in August 2022. The Credit Facility contains a financial covenant that requires the Company to maintain a minimum negative $20.0 million of consolidated adjusted EBITDA for the trailing 1-quarter period ended September 30, 2022. The Company was not in compliance with the adjusted EBITDA minimum requirement as of the date these condensed consolidated financial statements were issued. Further, as disclosed in Note 14 Indebtedness, $2.7 million note payable under NMFD and $1.8 million note payable under Ittella Properties, were not in compliance with the financial covenant as of September 30, 2022.

In order to alleviate these conditions and or events that may raise substantial doubt about the entities ability to continue as a going concern, management plans to continue to closely monitor its operating forecast and pursue additional sources of outside capital. If the Company is unable to (a) improve its operating results, (b) obtain additional outside capital on terms that are acceptable to the Company to fund the Company’s operations, and/or (c) secure a waiver or avoid forbearance from the lender if the Company is continually unable to remain in compliance with the financial covenants required by the Credit Facility, the Company will have to make significant changes to its operating plan, such as delay and reduce marketing expenditures, reduce investments in new products, reduce its capital expenditures, reduce its sale and distribution infrastructure, or otherwise significantly reduce the scope of its business. Moreover, if the Company fails to secure a waiver or avoid forbearance from the lender, the failure could accelerate the repayment of the outstanding borrowings under the Credit Facility or the exercise of other rights or remedies the lender may have under the loan documents and applicable law. While management believes the Company will be able to secure additional outside capital, no assurances can be provided that such capital will be obtained or on terms that are acceptable to the Company. Furthermore, given the inherent uncertainties associated with the Company’s growth strategy and as the Company is currently not in compliance with the financial covenants required by the Credit Facility, these uncertainties raise substantial doubt about the Company’s ability to continue as a going concern.
The accompanying interim condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and payments of liabilities in the ordinary course of business. Accordingly, the condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the classification of liabilities that may result should the Company be unable to continue as a going concern.
Concentrations Risk. The Company grants credit, generally without collateral, to customers primarily in the United States. Consequently, the Company is subject to potential credit risk related to changes in business and economic factors in this geographical area.
No single external suppliers accounted for more than 10% of the Company’s cost of goods sold during the periods ended September 30, 2022 and 2021. As such, the Company is not subject to significant concentration risk on suppliers.
Three customers accounted for 52% of the Company’s revenue during the three months ended September 30, 2022. Three customers accounted for more than 63% of the Company’s revenue during the three months ended September 30, 2021.

Customer	2022	2021
Customer A	23%	19%
Customer B	15%	11%
Customer C	*	33%
Customer D	14%	*
________________________________

*Customer accounted for less than 10% of revenue in the period.
Four customers accounted for 64% of the Company’s revenue during the nine months ended September 30, 2022. Three customers accounted for more than 76% of the Company’s revenue during the nine months ended September 30, 2021.

Customer	2022	2021
Customer A	29%	29%
Customer B	10%	11%
Customer C	14%	36%
Customer D	11%	*
*Customer accounted for less than 10% of revenue in the period.

Three customers accounting for more than 10% of the Company’s accounts receivable as of September 30, 2022 and December 31, 2021 were:

Customer	September 30, 2022	December 31, 2021
Customer A	16%	13%
Customer C	*	38%
Customer D	*	12%
*Customer accounted for less than 10% of accounts receivable as of the date indicated.
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
However, the pandemic may adversely affect the Company’s suppliers and could impair its ability to obtain raw material inventory in the quantities or of a quality the Company desires. The Company currently sources a material amount of its raw materials from Italy. Though the Company is not dependent on any single Italian grower for its supply of a certain crop, events (including COVID-19) generally affecting these growers could adversely affect the Company’s business. The Company has experienced and is experiencing varying levels of inflation resulting in part from increased shipping and transportation costs, increased raw material and labor costs caused by the COVID-19 pandemic and general global economic conditions. The inflationary impact on the Company’s cost structure has been considered in its product pricing adjustment, which will be beginning in the fourth quarter of 2022, in addition to a continued focus on reducing manufacturing costs where possible.
The rapid development and fluidity of this situation precludes any prediction as to the ultimate material adverse impact on the financial statements and presents material uncertainty and risk with respect to our business, operations, financial condition and liquidity.
Russia-Ukraine Conflict. Although the Company does not have direct exposure to Russia and Ukraine, the Company is monitoring the geopolitical situation following Russia’s invasion of Ukraine. The Company may experience shortages in materials and increased costs for transportation, energy, and raw materials due in part to the negative impact of the Russia-Ukraine military conflict on the global economy. Recently, the surging of energy cost in Europe moderately adversely impacted on our growers and our manufacturing subsidiary in Italy. Therefore, the conflict between Russia and Ukraine has had a moderate adverse impact on the Company’s business, financial condition, and results of operations. However, the full impact of the conflict on the Company’s business operations and financial performance remains uncertain and will depend largely on the nature and duration of uncertain and unpredictable events, such as the severity and duration of further military action and its impact on regional and global economic conditions.
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
The Company disaggregates revenue based on the type of products sold to its customers – private label, Tattooed Chef and other. Other revenues primarily consist of burritos, enchiladas and quesadillas and other products sold by NMFD, acquired by the Company on May 2021 (see Note 8 Business Combinations and Asset Acquisitions), to its restaurant customers on an as-needed basis. All sales are recorded within revenue on the accompanying condensed consolidated statements of operations and comprehensive loss. The Company does not have any contract assets or contract liabilities as of September 30, 2022 and December 31, 2021.
Revenue streams for the three months and nine months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2022		2021		2022		2021
Revenue Streams	Revenue	% Total	Revenue	% Total	Revenue	% Total	Revenue	% Total
Tattooed Chef	$24,403	45%	$34,655	60%	$97,117	54%	$98,240	63%
Private Label	27,047	50%	22,952	39%	73,049	41%	56,391	36%
Other revenues	2,665	5%	369	1%	9,370	5%	1,020	1%
Total	$54,115		$57,976		$179,536		$155,651
Significant Judgments
Generally, the Company’s contracts with customers comprise of a written quote and customer purchase order which are governed by the Company’s trade terms and conditions. In certain instances, it may be further supplemented by separate pricing agreements. All products are sold on a standalone basis; therefore, when more than one product is included in a purchase order, the Company has observable evidence of stand-alone selling price. Contracts do not contain a significant financing component as payment terms on invoiced amounts are typically between 7 days to 45 days, based on the Company’s credit assessment of individual customers, as well as industry expectations. Product returns are not material. The contracts with customers do not include any additional performance obligations related to warranties and material rights.
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

5. ACCOUNTS RECEIVABLE, NET
The Company evaluates the creditworthiness of its customers regularly and, based on its analysis, the Company has recognized allowance for credit losses of $0.6 million as of September 30, 2022 and $0.0 million as of December 31, 2021. The Company writes off accounts receivable whenever they become uncollectible, and any payments subsequently received on such receivables are recorded as bad debt recoveries in the period the payment is received. Credit losses from continuing operations have consistently been within management’s expectations.
In 2021, the Company began offering new promotional programs on sales of Tattooed Chef branded products to some new and existing customers. These programs constitute variable consideration and will reduce the transaction price on sales. In addition, the Company estimates variable consideration expected to reduce the related accounts receivables or record related accruals. In developing the estimate, the Company uses either the expected value or most likely amount method to determine the variable consideration. As a result, an allowance for promotional programs of $0.8 million and $4.1 million is recorded and presented as a reduction of accounts receivable as of September 30, 2022 and December 31, 2021, respectively.
Additionally, the Company maintains product demonstration accruals with some of its customers. The product demonstration accruals represent variable consideration and are recorded as a reduction of revenue. The Company’s obligations to the customers are included within accrued expenses on the condensed consolidated balance sheets. The balances outstanding for accrued product demonstration were $1.0 million and $1.5 million as of September 30, 2022 and December 31, 2021, respectively (see Note 12 Accrued Expenses).
6. INVENTORY
Inventory consists of the following as of (in thousands):

	September 30, 2022	December 31, 2021
Raw materials	$29,009	$22,724
Work-in-process	7,486	5,545
Finished goods	35,053	24,450
Packaging	5,276	3,537
Total inventory	$76,824	$56,256
7. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consists of the following as of (in thousands):

	September 30, 2022	December 31, 2021
Land	$635	$738
Buildings	4,727	4,766
Leasehold improvements	5,733	5,336
Machinery and equipment	43,011	33,975
Computer equipment	557	549
Furniture and fixtures	423	169
Construction in progress	23,865	7,986
Property, plant and equipment at cost	78,951	53,519
Less: accumulated depreciation	(10,836)	(7,043)
Property, plant and equipment, net	$68,115	$46,476
The Company recorded depreciation expense for the three months ended September 30, 2022 and 2021 of $1.7 million and $1.1 million, respectively. The Company recorded depreciation expense for the nine months ended September 30, 2022 and 2021 of $4.7 million and $2.5 million, respectively.

8. BUSINESS COMBINATIONS AND ASSET ACQUISITIONS
New Mexico Food Distributors, Inc. (NMFD) and Karsten Acquisition
On May 14, 2021, the Company entered into a stock purchase agreement to acquire all outstanding stock of NMFD, a distributor and manufacturer of frozen and ready-to-eat Mexican food products for a total purchase price of $28.9 million. In addition, the Company entered into a membership interests purchase agreement to acquire all of the membership interest of Karsten for a total purchase price of $5.2 million. The primary reason for the purchase of NMFD and Karsten was to expand the Company’s manufacturing capacity to develop more ambient and refrigerated products. The NMFD Transaction met the definition of an acquisition of a business in accordance with ASC 805, Business Combinations, and is accounted for under the acquisition method of accounting. The contribution of revenue from NMFD and Karsten was $8.4 million and $12.7 million for the three and nine months ended September 30, 2021, respectively. During the three and nine months ended September 30, 2021, the contribution of net operating loss from NMFD and Karsten were $1.1 million and $1.1 million, respectively.
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
Transaction costs of $0.5 million were incurred in relation to the acquisition and were recorded to operating expense within the condensed consolidated statement of operations for the three months and the nine months ended September 30, 2021.
The following table summarizes the fair value of assets acquired and liabilities assumed in the NMFD Transaction as of the date of acquisition (in thousands):

Amount
Purchase consideration, net of cash acquired	$33,988
Assets acquired and liabilities assumed
Accounts receivable	3,567
Inventory	2,270
Prepaid expenses and other current assets	122
Operating lease, ROU asset	207
Property, plant and equipment	9,819
Finance lease, ROU assets (1)	5,749
Other noncurrent assets	29
Intangible assets – tradenames	220
Accounts payable	(2,834)
Accrued expenses	(78)
Operating lease liability	(207)
Note payable (1)	(2,917)
Goodwill	18,041
Total assets acquired and liabilities assumed	$33,988
(1)In December 2015 (prior to the NMFD Transaction), NMFD and Karsten entered into an agreement to purchase an industrial revenue bond (“IRB”) issued by Bernalillo County, New Mexico (“Bernalillo”) to be used to finance the costs of the construction, renovation and equipment of the manufacturing plant used by NMFD and Karsten and, concurrently, assigned ownership of the manufacturing plant including building and land (“Property”) to Bernalillo as consideration for the purchase of the IRB, as well as entered into a lease agreement to lease the Property from Bernalillo (“Bernalillo Lease”). The Bernalillo Lease provides NMFD the option to purchase the Property for $1 following the payoff of the Bernalillo Lease. The sale of the Property to Bernalillo and concurrent leaseback of the Property in December 2015 did not meet the sale-leaseback accounting requirements as a result of NMFD’s and Karsten’s continuous involvement with the Property and thus, the IRB was not recorded as a sale but as a financing obligation, with the Property remaining on NMFD’s financial statements. The Bernalillo Lease and the IRB have the same counterparty, therefore a right of offset exists so long as NMFD continues to make rent payments under the terms of the Bernalillo Lease.

On May 14, 2021, the balance of the IRB asset and the lease obligation to Bernalillo was each $2.9 million. Upon the acquisition of NMFD and Karsten, the Company received all rights and assumed obligations related to the IRB, the Property and the Bernalillo Lease. Under business combination accounting literature and prior to the adoption of ASC 842, Leases ("ASC 842"), the transaction involving the IRB and the Bernalillo Lease should not be reassessed and, therefore, the failed sale-leaseback accounting should be reflected in the Company’s purchase accounting. There were no changes to the right of offset as a result of the acquisition and, thus, the lease obligation was offset against the IRB asset and was presented net on the Company’s consolidated balance sheet with no impact to the consolidated operations of income or consolidated cash flow statements. The leased assets were accounted for as a ROU asset under ASC 842 and the fair value of the ROU asset was determined to be $5.7 million and as such was presented on the consolidated balance sheet as an ROU asset of $5.7 million. In connection with the NMFD Transaction in May 2021, the Company assumed a note payable in the amount of $2.9 million (see Note 14 Indebtedness). The Company recognized the entire balance as a current liability due to noncompliance with certain financing covenants.
In September 2022, the Company paid the sellers a post-closing adjustment of approximately $42,000, which resulted in a corresponding increase in the total purchase consideration. This purchase consideration change has no impact on condensed consolidated statement of operations and only increased the balance of goodwill by the same amount.
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
The unaudited pro forma financial information in the table below summarizes the combined results of operations for the Company and all 2021 acquisitions as if both the NMFD Transaction and the Belmont Acquisition had occurred as of January 1, 2021. There were no business combinations during the three and nine months ended September 30, 2022. The unaudited pro forma financial information as presented below is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisitions had occurred on the dates indicated.

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share amounts)	2022	2021	2022	2021
Net revenue	$54,115	$66,121	$179,536	$192,101
Net loss	$(38,496)	$(7,922)	$(86,757)	$(75,999)
Net loss per share
Basic	$(0.46)	$(0.10)	$(1.05)	$(0.93)
Diluted	$(0.46)	$(0.10)	$(1.05)	$(0.93)
Desert Premium Group, LLC (“DPG”) Acquisition

On August 19, 2022, the Company through its subsidiary, TTCF-NM Holdings Inc., entered into an asset purchase agreement with DPG. DPG is engaged in the business of manufacturing and selling a variety of frozen Mexican snacks and entrees.

Under the terms of the purchase agreement, the Company acquired certain manufacturing, production, and storage assets, organized workforce and assumed a lease for an 80,000 square foot manufacturing facility located in Albuquerque, New Mexico (“NM Lease”) at which the acquired assets currently operate, for a purchase price of approximately $10.4 million in cash. The facility is located near the Company’s Karsten and New Mexico Food production facilities. The NM Lease expires on November 30, 2024 and is subject to two options to extend the term of the lease, each for an additional five year term.

The Company determined that the DPG acquisition did not meet the definition of a business by considering various factors. Specifically, the Company determined that the integrated assets of the acquired set does not contain a substantive process that, when integrated with the inputs the Company acquired, significantly contribute to the ability for a market participant to manage a business and create an output. Therefore, the Company accounted for the transaction as an asset acquisition. The Company allocated the $0.1 million of third-party transaction costs to the tangible assets acquired using their percentage of the fair value.
The following table summarizes the fair value of assets acquired and liabilities assumed in the DPG Acquisition as of the date of acquisition (in thousands):

Amount
Purchase consideration	$10,404
Add: Third-party transaction costs	93
Total purchase consideration	$10,497
Assets acquired and liabilities assumed
Inventory	$250
Intangible assets - favorable market lease	1,685
Operating lease ROU asset	1,845
Property, plant and equipment	6,819
Other assets (lease deposit)	50
Intangible assets - organized workforce	1,693
Operating lease liability	(1,845)
Total assets acquired and liabilities assumed	$10,497

9. INTANGIBLE ASSETS, NET AND GOODWILL
Intangible assets consist of the following as of (in thousands):

	September 30, 2022	December 31, 2021
Amortizable tradenames	$220	$220
Organized workforce	1,693	—
Less: accumulated amortization	(178)	(69)
Intangible assets, net	$1,735	$151
The estimated useful lives of the identifiable definite-lived intangible assets, acquired in the NMFD Acquisition (see Note 8 Business Combinations and Asset Acquisitions) in May 2021, were determined to be two years. The estimated useful lives of the identifiable definite-lived intangible assets, acquired in the DPG Acquisition (see Note 8 Business Combinations and Asset Acquisitions) in August 2022, were determined to be seven years.
The Company recorded amortization expense of the identifiable definite-lived intangible assets, approximately $54,000 and $109,000 for the three and nine months ended September 30, 2022, respectively. The Company recorded amortization expense of approximately $27,000 and $41,000 for the three and nine months ended September 30, 2021, respectively.
Estimated future amortization expense for the definite-lived intangible assets is as follows (in thousands):

Remainder of 2022	$88
2023	283
2024	242
2025	242
2026	242
2027 and thereafter	638
Total	$1,735

The following table sets forth the change in the carrying amount of goodwill for the nine months ended September 30, 2022 (in thousands):

Balance as of January 1, 2022	$26,924
Measurement period adjustment (change in consideration) (see Note 8 Business Combinations and Asset Acquisitions)	(219)
Balance as of September 30, 2022	$26,705
Goodwill is tested annually on September 30. No goodwill impairment was recorded during the three and nine months ended September 30, 2022.
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
Starting in February 2020, the Company entered into a trading facility for derivative forward contracts. Under this facility, the Company has access to open foreign exchange forward contract instruments to purchase a specific amount of funds in Euros and to settle, on an agreed-upon future date, in a corresponding amount of funds in US dollars. During the three months ended September 30, 2022 and 2021, the Company entered into foreign currency exchange forward contracts to purchase €10.2 million and €19.0 million, respectively. The notional amounts of these derivatives were $10.8 million and $22.6 million for the three-month period ended September 30, 2022 and 2021, respectively. During the nine months ended September 30, 2022 and 2021, the Company entered into foreign currency exchange forward contracts to purchase €30.1 million and €55.4 million, respectively. The notional amounts of these derivatives were $33.0 million and $66.8 million for the nine-month period ended September 30, 2022 and 2021, respectively.
These derivatives are not designated as hedging instruments. Gains and losses on the contracts are included in other expense net, and substantially offset foreign exchange gains and losses from the short-term effects of foreign currency fluctuations on assets and liabilities, such as purchases, receivables and payables, of which are denominated in currencies other than the functional currency of the reporting entity.
The fair values of the Company’s derivative instruments classified as Level 2 financial instruments (see Note 11 Fair Value Measurements) and the line items within the accompanying condensed consolidated balance sheets to which they were recorded are summarized as follows (in thousands):

	Balance Sheet Line Item	As of September 30, 2022	As of December 31, 2021
Derivatives not designated as hedging instruments:
Foreign currency derivatives	Forward contract derivative liability	$4,556	$1,804
Total		$4,556	$1,804

The effect on the accompanying condensed consolidated statements of operations and comprehensive loss of derivative instruments not designated as hedges is summarized as follows (in thousands):

		Three Months Ended September 30,
	Line Item in Statements of Operations	2022	2021
Derivatives not designated as hedging instruments:
Foreign currency derivatives	Other expense, net	$(1,939)	$(717)
Total		$(1,939)	$(717)

		Nine Months Ended September 30,
	Line Item in Statements of Operations	2022	2021
Derivatives not designated as hedging instruments:
Foreign currency derivatives	Other expense, net	$(5,011)	$(2,694)
Total		$(5,011)	$(2,694)
Unrealized losses on forward currency derivatives for the three and nine months ended September 30, 2022 were $1.6 million and $2.8 million, respectively. Unrealized losses on forward currency derivatives for the three and nine months ended September 30, 2021 were $1.2 million and $2.3 million, respectively. The Company has notional amounts of $43.7 million and $43.5 million on outstanding derivatives as of September 30, 2022 and December 31, 2021, respectively.

11. FAIR VALUE MEASUREMENTS
The carrying amounts of cash, accounts receivables, accounts payable and certain notes payable approximate fair value because of the short maturity and/or variable rates generally associated with these instruments. Long-term debt as of September 30, 2022 and December 31, 2021 approximates its fair value as the interest rates are indexed to market rates (Level 2 inputs). The Company categorizes the inputs to the fair value measurements into three levels based on the lowest level input that is significant to the fair value measurement in its entirety.
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
Subsequent Measurement
At each reporting period or upon exercise of the Warrants, the Company remeasures the Private Placement Warrants at their fair values with the change in fair value reported to current operations within the condensed consolidated statements of operations and comprehensive loss. During the three and nine months ended September 30, 2022, no Private Placement Warrants were settled.
For the three and nine months ended September 30, 2022, change in the fair value of the warrant liabilities charged to current operations amounted to a gain of $0.01 million and a gain of $0.7 million, respectively.
Fair Value Measurement
The fair value of the Private Placement Warrants was determined to be $1.15 per Warrant as of September 30, 2022 using Monte Carlo simulations and using Level 3 inputs. Inherent in a Monte Carlo simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock warrants based on implied volatility from its traded warrants and historical volatility of select peers’ common stock with similar expected term of the Warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield on the grant date with a maturity similar to the expected remaining term of the warrants. The expected term of the Warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company estimated to remain at zero.
The following table provides quantitative information regarding the inputs to the fair value measurement of the Private Placement Warrants as of each measurement date:

Input	September 30, 2022	December 31, 2021
Risk-free interest rate	4.25%	1.08%
Expected term (years)	3.04	3.79
Expected volatility	63.80%	45.00%
Exercise price	$11.50	$11.50
Fair value per Warrant	$1.15	$7.07
As of September 30, 2022, the fair value of the Private Placement Warrants was determined to be $1.15 per warrant, or an aggregate value of $0.1 million for 115,160 outstanding warrants. As of December 31, 2021, the fair value of the Private Placement Warrants was determined to be $7.07 per warrant, or an aggregate value of $0.8 million for 115,160 outstanding warrants.
The following table presents the changes in the fair value of private placement warrant liabilities (in thousands):

Nine Months Ended September 30, 2022
Fair value as of December 31, 2021	$814
Change in fair value(1)	(681)
Fair value as of September 30, 2022	$133

Nine Months Ended September 30, 2021
Fair value as of December 31, 2020	$5,184
Exercise of Private Placement Warrants	(3,674)
Change in fair value(1)	(167)
Fair value as of September 30, 2021	$1,343

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
Business Combination and Asset Acquisitions
Business combinations are accounted for using the acquisition method of accounting. The Company recognizes the assets acquired and the liabilities assumed at the acquisition date measured at their fair values as of that date. Fair value determinations are based on a variety of valuation techniques based on the facts and circumstances surrounding the transaction and the nature of the assets. In determining the fair value of the assets acquired and liabilities assumed in a material acquisition, the Company may utilize from the assistance of third party valuation firms to determine fair values of some or all of the assets acquired, and liabilities assumed, or may complete some or all of the valuations internally. Fair value of property plant and equipment were determined by a market approach or a cost approach to calculate the replacement or reproduction cost. Fair value of the below-market lease was estimated based on discounted cash flow of below market rent. Fair value of inventories was based on replacement cost to estimate the value of raw materials and the comparative sales method to estimate the value of work in process and finished goods. Under business combination accounting, the value of goodwill reflects the excess of the fair value of the consideration conveyed to the seller over the fair value of the net assets received. Under asset acquisitions accounting, fair value of assembled workforce was based on a cost approach (assemblage cost avoided method) to estimate the value of workforce obtained. See Note 8 Business Combinations and Asset Acquisitions.
12. ACCRUED EXPENSES
The following table provides additional information related to the Company’s accrued expenses as of (in thousands):

	September 30, 2022	December 31, 2021
Accrued product demonstration	$1,041	$1,471
Accrued payroll	4,107	1,600
Accrued commission	1,071	607
Other accrued expenses	981	89
Total	$7,200	$3,767
13. INCOME TAXES
The following table presents the provision for income taxes and the effective tax rate for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Income tax benefit (expense)	$11	$255	$(700)	$(47,794)
Effective tax rate	—%	3%	(1)%	(174)%
The income tax benefit (expense) for the three and nine months ended September 30, 2022 was primarily attributable to foreign income tax expenses for the Company’s activities in Italy as well as state minimum taxes.
The income tax benefit (expense) for the three and nine months ended September 30, 2021 was primarily attributable to the Company’s establishment of a full valuation allowance on its deferred tax assets in the United States, and foreign income tax expenses on the Company’s foreign income in Italy.

The Company also believes that quarterly effective tax rates will vary from the fiscal 2022 as a result of taxes imposed on the Italian income, tax amounts associated with foreign earnings at rates different from the United States federal statutory rate, and changes in valuation allowance. The Company’s foreign earnings on Italian operations are subject to foreign taxes applicable to its income derived in Italy.
As of September 30, 2022 and December 31, 2021, the Company had no open tax examinations by any taxing jurisdiction in which it operates. The taxing authorities of the most significant jurisdictions are the United States Internal Revenue Service, the California Franchise Tax Board and the Agenzia delle Entrate. The statute of limitations for which the Company’s tax returns are subject to examination are as follows: Federal 2018-2021, California 2017-2021, and Italy 2017-2021.
14. INDEBTEDNESS
Debt consisted of the following as of (in thousands):

	September 30, 2022	December 31, 2021
Notes payable	$6,209	$5,735
Line of credit	19,990	1,200
Total debt	26,199	6,935
Less current debt	(24,992)	(6,219)
Total long-term debt	$1,207	$716
Lines of Credit
The Company is party to a revolving line of credit agreement, which has been amended from time to time, pursuant to which a credit facility has been extended to the Company until September 30, 2023 (the “Credit Facility”). The Credit Facility provides the Company with up to $25.0 million in revolving credit. Under the Credit Facility, the Company may borrow up to (a) 90% of the net amount of eligible accounts receivable; plus, (b) the lower of: (i) sum of: (1) 50% of the net amount of eligible inventory; plus (2) 45% of the net amount of eligible in-transit inventory; (ii) $10.0 million; or (iii) 50% of the aggregate amount of revolving loans outstanding, minus (c) the sum of all reserves. Under the Credit Facility amended and effected on June 30, 2022, the fixed charge coverage ratio was replaced by liquidity requirement. The Company is required to maintain minimum liquidity of not less than $10.0 million. Not less often than monthly (or weekly during a trigger period), the Company shall furnish to lender a borrowing base certificate as of the close of business on the last business day of such week. Trigger period means the period following any date on which (a) an event of default has occurred, or (b) the Company’s liquidity is less than $20.0 million. On August 5, 2022, the Company entered into a Joinder and First Amendment to Amended and Restated Loan and Security Agreement (the “First Amendment”) with the financial institution whereby the Company expanded the Credit Facility to $40.0 million from $25.0 million, and extended the Credit Facility so that it now has a three-year term set to mature in September 2025. Under the First Amendment, the Company may borrow up to (a) 85% (or such lesser percentage as Lender may in its sole and absolute discretion determine from time to time) of the net amount of eligible accounts; plus, (b) the lesser of: (i) 50% of the net amount of eligible inventory (ii) $25.0 million; minus (c) the sum of all reserves. Beginning with the quarter ending September 30, 2022, the Company must meet new minimum EBITDA tests: trailing 1-quarter period ended September 30, 2022, consolidated adjusted EBITDA should not be less than negative $20.0 million; trailing 2-quarter period ended December 31, 2022, consolidated adjusted EBITDA should not be less than negative $30.0 million; trailing 3-quarter period ended March 31, 2023, consolidated adjusted EBITDA should not be less than negative $35.0 million; trailing 4-quarter period ended June 30, 2023, consolidated adjusted EBITDA should not be less than negative $40.0 million; trailing 5-quarter period ended September 30, 2023, consolidated adjusted EBITDA should not be less than negative $40.0 million; and the Company is required to achieve positive EBITDA by the two trailing quarters ending December 31, 2023. In addition, commencing with the quarter ending December 31, 2024, the Company must achieve a fixed charge coverage ratio of not less than 1.00 to 1.00 each quarter. As of September 30, 2022, the Company was not in compliance with all of the financial covenants under the Credit Facility.
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

The actual interest rates on outstanding borrowings were 5.04% and 4.25% as of September 30, 2022 and December 31, 2021, respectively.
The Credit Facility has an arrangement associated with it wherein all collections from collateralized receivables are deposited into a collection account and applied to the outstanding balance of the line of credit on a daily basis. The funds in the collection account are earmarked for payment towards the outstanding line of credit and given the Company’s obligation to pay off the outstanding balance on a daily basis, the balance was classified as a current liability on the Company’s condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021. The balance on the Credit Facility was $19.1 million and $0.0 million as of September 30, 2022 and December 31, 2021, respectively. As of September 30, 2022, up to the full $40.0 million was available for borrowing under the Credit Facility, of which $19.1 million has been borrowed and $0.6 million has been utilized for the letter of credit issuance as described below.
The Credit Facility includes a letter of credit subfacility in the amount of up to $1.0 million. The Company agrees to pay (i) to the lender for each letter of credit, a per annum fee (the “Letter of Credit Fee”) equal to 1.00% of the outstanding letter of credit obligations, which fee shall be payable monthly in arrears on the first day of each calendar month, (ii) to the letter of credit issuer, for its own account, all customary charges and commissions associated with the issuance, amending, negotiating, payment, processing, renewal, transfer and administration of letters of credit, which charges shall be paid as and when incurred, and (iii) to the lender, all customary charges of the letter of credit issuer referenced in clause (ii) above paid by the lender on behalf of the Company. The Letter of Credit Fee shall be payable when the letter of credit is issued and on each anniversary thereof and on the Credit Facility maturity date. As of September 30, 2022, the Company had $0.6 million outstanding on its letter of credit under the subfacility.
In March 2021, Ittella Italy entered into a line of credit with a financial institution in the amount of up to €0.6 million. The balance on the credit facility was €0.6 million ($0.6 million) and €0.6 million ($0.7 million) as of September 30, 2022, and December 31, 2021, respectively. The credit facility bears a one-time commission fee at 0.40% and interest at 1.50% per annum. Under this credit facility, Ittella Italy borrows the amount based on the sales invoices presented to the financial institution and pays back within 60 days. This line of credit does not have an expiration date and does not contain financial covenants.
In September 2021, Ittella Italy entered into a line of credit with a financial institution in the amount of up to €1.4 million. The balance on the line of credit was €0.3 million ($0.3 million) and €0.5 million ($0.5 million) as of September 30, 2022, and December 31, 2021, respectively. The Line of Credit bears a one-time commission fee at 0.40% and interest at 0.85% per annum. Under this line of credit, the financial institution advances suppliers based on purchase invoices presented and Ittella Italy pays back the amounts borrowed within 180 days. This line of credit does not have an expiration date and does not contain financial covenants.
For the lines of credit with original maturities on borrowings greater than 90 days, the Company presents the borrowing and repayment amounts at gross in the condensed consolidated statements of cash flows. For the lines of credit with original maturities on borrowings shorter than 90 days, the Company presents the borrowing and repayment amounts at net in the condensed consolidated statements of cash flows.
Notes payable
In connection with the NMFD Transaction in May 2021 (see Note 8 Business Combinations and Asset Acquisitions), the Company assumed a note payable in the amount of $2.9 million. The note payable bears interest at 3.8% per annum and has a maturity date of December 29, 2025. Under the note payable, NMFD must maintain a minimum fixed charge coverage ratio of 1.20:1.00, assessed semi-annually as of June 30 and December 31 of each calendar year beginning December 31, 2021, and the Company must, on a consolidated basis, maintain a funded debt to EBITDA ratio not to exceed 4.00 to 1.00, tested semi-annually as of June 30 and December 31 of each calendar year beginning June 30, 2022. The outstanding balance of the note payable was $2.7 million and $2.8 million as of September 30, 2022, and December 31, 2021, respectively. The balance was classified as a current liability due to noncompliance with the above financing covenants.
In May 2021, Ittella Italy entered into a promissory note with a financial institution in the amount of €1.0 million. The note accrues interest at 1.014% per annum and has a maturity date of May 28, 2025, when the full principal and interest are due. The promissory note does not contain a financial covenant. The balance on the promissory note was €0.7 million ($0.7 million) and €0.9 million ($1.0 million) as of September 30, 2022 and December 31, 2021, respectively. As of September 30, 2022, the balance of the note in the amount of approximately €0.4 million ($0.4 million) was classified as long term liability.

In April 2022, Ittella Italy entered into a promissory note with a financial institution in the amount of €1.0 million. The note accrues interest at 1.9% per annum and has a maturity date of April 7, 2026, when the full principal and interest are due. The promissory note does not contain a financial covenant. The balance on the promissory note was €1.0 million ($1.0 million) as of September 30, 2022. As of September 30, 2022, the balance of the note in the amount of approximately€0.9 million ($0.8 million) was classified as long term liability.
On January 6, 2020, Ittella Properties, the VIE, refinanced all of its existing debt with a financial institution in the amount of $2.1 million. The note accrues interest at 3.60% per annum and has a maturity date of January 31, 2035. Financial covenants of the note include a minimum fixed charge coverage ratio of 1.20 to 1.00. The outstanding balance on the note was $1.8 million and $1.9 million at September 30, 2022 and December 31, 2021, respectively. Commencing with the fiscal quarter ending September 30, 2022, the VIE should meet a minimum fixed charge coverage ratio of 1.20 to 1.00. As of September 30, 2022, the VIE was not in compliance with the fixed charge coverage ratio and the full balance of the note was classified as a current liability.
Future minimum principal payments due on the notes payable, for periods subsequent to September 30, 2022 are as follows (in thousands):

Remainder of 2022	$4,615
2023	518
2024	525
2025	408
2026	143
Total	$6,209
15. STOCKHOLDERS’ EQUITY
The condensed consolidated statements of changes in stockholders’ equity reflect the Reverse Recapitalization as of October 15, 2020 as discussed in Note 2 Basis of Presentation and Significant Accounting Policies. Since Myjojo was determined to be the accounting acquirer in the Reverse Recapitalization, all periods prior to the consummation of the Transaction reflect the balances and activity of Myjojo (other than shares which were retroactively restated in connection with the Transaction).
Further, the Company issued awards to certain officers and all of the directors pursuant to the Tattooed Chef, Inc. 2020 Incentive Award Plan (the “Plan”) on December 17, 2020 (see Note 16 Equity Incentive Plan).
Preferred Stock
The Company is authorized to issue 10,000,000 shares of preferred stock, par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.
Common Stock
The Company is authorized to issue 1,000,000,000 shares of common stock, par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 83,658,357 and 82,237,813 shares of common stock issued and outstanding, respectively.
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
The consummation of the Transaction triggered exercisability of the Warrants. Warrant activity is as follows:

	Public Warrants	Private Placement Warrants
Issued and outstanding as of October 15, 2020	20,000,000	655,000
Exercised	(5,540,316)	(247,423)
Issued and outstanding as of December 31, 2020	14,459,684	407,577
Exercised	(14,459,684)	(292,417)
Issued and outstanding as of December 31, 2021	—	115,160
Exercised	—	—
Redeemed	—	—
Issued and outstanding as of September 30, 2022	—	115,160
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
The table below summarizes the share-based activity under the Plan:

	Number of Awards Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms (Years)	Intrinsic Value (in thousands)
Balance at December 31, 2021	1,593,800	$21.30	9.26	$—
Granted 01/01/2022 - 03/31/2022	45,000	13.06
Granted 04/01/2022 - 06/30/2022	—	—
Granted 07/01/2022 - 09/30/2022	656,501	6.74
Cancelled and forfeited	(212,339)	19.72
Exercised	—	—
Balance at September 30, 2022	2,082,962	$17.82	8.68	$—
Vested and Exercisable at September 30, 2022	551,128	$20.54	8.04	$—

	Number of Awards Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms (Years)	Intrinsic Value (in thousands)
Balance at December 31, 2020	773,300	$24.64	9.98	$—
Granted 01/01/2021 - 03/31/2021	—	—
Granted 04/01/2021 - 06/30/2021	270,000	17.82
Granted 07/01/2021 - 09/30/2021	555,000	18.31
Cancelled and forfeited	(4,500)	24.69
Exercised	—	—
Balance at September 30, 2021	1,593,800	$21.30	9.51	$—
Vested and Exercisable at September 30, 2021	—	$—	—	$—
There were no options exercised during the three months and nine months ended September 30, 2022 and 2021.
Compensation expense is recorded on a straight-line basis over the vesting period, which is the requisite service period, beginning on the grant date. The compensation expense is based on the fair value of each option grant using the Black-Scholes option pricing model. During the three and nine months ended September 30, 2022, the Company recorded $1.1 million and $2.7 million, respectively, of share-based compensation expense related to stock options, which is included in operating expenses in the Company’s condensed consolidated statements of operations and comprehensive loss. During the three and nine months ended September 30, 2021, the Company recorded $0.7 million and $1.8 million, respectively, of share-based compensation expense related to stock options, which is included in operating expenses in the Company’s condensed consolidated statements of operations. As of September 30, 2022, the Company had stock-based compensation of $6.2 million related to stock options not yet recognized that are expected to be recognized over an estimated weighted average period of approximately 1.9 years.

The fair value of each option grant was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions during the three and nine months ended September 30, 2022:

	September 30, 2022
	Three Months Ended	Nine Months Ended
Equity volatility	41.35%	40.77%
Risk-free interest rate	3.16%	3.10%
Expected term (in years)	6	6
Expected dividend	0.00%	0.00%
The fair value of each option grant was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions for the three and nine months ended September 30, 2021:

	September 30, 2021
	Three Months Ended	Nine Months Ended
Equity volatility	34.01%	33.99%
Risk-free interest rate	1.04%	1.11%
Expected term (in years)	6	6
Expected dividend	0.00%	0.00%
The grant date fair value of granted stock options was $2.1 million and $2.3 million for the three and nine months ended September 30, 2022, respectively. The grant date fair value of granted stock options was $3.5 million and $5.2 million for the three and nine months ended September 30, 2021, respectively.
Any option granted under the Plan may include tandem Stock Appreciation Rights (“SARs”). SARs may also be awarded to eligible persons independent of any option. The strike price for common share for each SAR shall not be less than 100% of the fair value of the shares determined as of the date of grant. There were no SARs outstanding as of September 30, 2022 and December 31, 2021.
Restricted Stock Awards and Restricted Stock Units
RSUs are convertible into shares of Company common stock upon vesting on a one-to-one basis. RSAs have the same rights as other issued and outstanding shares of Company common stock except they are not entitled to dividends until the awards vest. Restrictions also limit the sale or transfer of the shares during the vesting period. Any unvested portion of restricted stock and RSUs shall typically be terminated and forfeited upon termination of employment or service of the grantee. As of September 30, 2022, no RSUs have been granted. All below restricted stock activities are related to RSAs.
Director restricted stock activity under the Plan for the nine months period ended September 30, 2022 was as follows:

	Non-Employee Director Awards
	Number of Shares	Weighted- Average Fair Value
Balance at December 31, 2021	—	$—
Granted 01/01/2022 - 03/31/2022	—	—
Granted 04/01/2022 - 06/30/2022	18,162	12.25
Granted 07/01/2022 - 09/30/2022	38,554	6.16
Vested	(56,716)	8.11
Forfeited	—	—
Non-vested restricted stock at September 30, 2022	—	$—

Director restricted stock activity under the Plan for the nine months period ended September 30, 2021 was as follows:

	Non-Employee Director Awards
	Number of Shares	Weighted- Average Fair Value
Balance at December 31, 2020	—	$—
Granted 01/01/2021 - 03/31/2021	15,216	18.93
Granted 04/01/2021 - 06/30/2021	—	—
Granted 07/01/2021 - 09/30/2021	4,918	22.08
Vested	(20,134)	19.70
Forfeited	—	—
Non-vested restricted stock at September 30, 2021	—	$—
Non-director employee and consultant restricted stock activity under the Plan for the nine months period ended September 30, 2022 was as follows:

	Employee Awards		Consultant (Non-Employee) Awards
	Number of Shares	Weighted- Average Fair Value	Number of Shares	Weighted- Average Fair Value
Balance at December 31, 2021	—	$—	—	$—
Granted 01/01/2022 - 03/31/2022	3,828	13.06	200,000	15.54
Granted 04/01/2022 - 06/30/2022	—	—	—	—
Granted 07/01/2022 - 09/30/2022	1,160,000	7.02	—	—
Vested	(857,162)	7.04	(75,000)	15.54
Forfeited	—	—	—	—
Non-vested restricted stock at September 30, 2022	306,666	$7.02	125,000	$15.54
Non-director employee and consultant restricted stock activity under the Plan for the nine months period ended September 30, 2021was as follows:

	Employee Awards		Consultant (Non-Employee) Awards
	Number of Shares	Weighted- Average Fair Value	Number of Shares	Weighted- Average Fair Value
Balance at December 31, 2020	400,000	$24.28	100,000	$24.69
Granted 01/01/2021 - 03/31/2021	30,416	23.65	100,000	18.96
Granted 04/01/2021 - 06/30/2021	—	—	10,000	18.15
Granted 07/01/2021 - 09/30/2021	—	—	—	—
Vested	(4,916)	24.28	(110,000)	18.89
Forfeited	(425,500)	24.62	(100,000)	24.69
Non-vested restricted stock at September 30, 2021	—	$—	—	$—
During the three and nine months ended September 30, 2022, the Company recorded share-based compensation expense related to RSAs of $6.8 million and $7.8 million, respectively. During the three and nine months ended September 30, 2021, the Company recorded share-based compensation expense related to RSAs of $0.1 million and $2.6 million, respectively. Share-based compensation expense is included in operating expenses in the Company’s condensed consolidated statements of operations and comprehensive loss.

The fair value of granted RSAs was $8.4 million and $11.8 million for the three and nine months ended September 30, 2022, respectively. The fair value of granted RSAs was $0.1 million and $3.2 million for the three and nine months ended September 30, 2021, respectively.
As of September 30, 2022, unrecognized compensation costs related to the RSAs was $3.9 million and is expected to be recognized over a remaining period of 1.7 years.
17. RELATED PARTY TRANSACTIONS
The Company leases office property in San Pedro, California from Deluna Properties, Inc., a company owned by the Company’s CEO, Salvatore Galletti. The amount of rent paid was approximately $45,000 and $134,000 for the three and nine months ended September 30, 2022, respectively. The amount of rent paid was approximately $60,000 and $150,000 for the three and nine months ended September 30, 2021, respectively. As of September 30, 2022, under the adoption of ASC 842, the Company recorded $2.0 million of operating lease right-of-use asset and $2.1 million of operating lease liabilities in relation to this lease.
In addition, the Company leased a building from Ittella Properties, an entity owned by Salvatore Galletti. Ittella Properties is considered as the Company’s VIE and consolidated to the Company’s financial statements. See Note 19 Consolidated Variable Interest Entity.
In Connection with Belmont acquisition in December 2021, the Company entered into a lease agreement with Penhurst Realty, LLC, owned by Belmont’s prior owner who is currently serving as the president of BCI. The amounts of rent paid were $60,000 and $180,000 for the three and nine months ended September 30, 2022, respectively. As of September 30, 2022, under the adoption of ASC 842, the Company recorded $0.5 million each for the operating lease ROU asset and operating lease liabilities in relation to this lease.
A company affiliated with one of the Company’s non-employee directors has been contracted to provide marketing assistance to the Company. The Company paid $0.1 million and $0.3 million to this company for the services provided during the three and nine months ended September 30, 2022, respectively.
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
A subsidiary of the Company, Ittella Italy, is involved in certain litigation related to the death of an independent contractor who fell off of the roof of Ittella Italy’s premises while performing pest control services. The case was brought by five relatives of the deceased worker. The five plaintiffs were originally seeking collectively €1.9 million from the defendants. In addition to Ittella Italy, the pest control company for which the deceased was working at the time of the accident is co-defendant. Furthermore, under Italian law, the president of an Italian company is automatically criminally charged if a workplace death occurs on site. Ittella Italy has engaged local counsel, and while local counsel does not believe it is probable that Ittella Italy or its president will be found culpable, Ittella Italy cannot predict the ultimate outcome of the litigation. Procedurally, the case remains in a very early stage of the litigation. Ultimately, a trial will be required to determine if the defendants are liable, and if they are liable, a second separate proceeding will be required to establish the amount of damages owed by each of the co-defendants. As of the reporting date, the insurance company paid 0.2 million Euros to settle the civil portion of the case and the criminal portion is outstanding. Based on local counsel's professional estimation, the remaining liability exposure for the Company could be from zero to 0.4 million Euros. Ittella Italy believes any required payments could be covered by its insurance policy; however, it is not probable to determine the amount at which the insurance company will reimburse Ittella Italy or whether any reimbursement will be received at all. Based on information received from its Italian lawyers, Ittella Italy believes that the litigation may continue for a number of years before it is finally resolved. Based on the assessment by management together with the independent assessment from its local legal counsel, the Company believes that a loss is currently not probable and an estimate cannot be made. Therefore, no accrual has been made as of September 30, 2022 nor December 31, 2021.

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
The assets and liabilities of Ittella Properties are included in the condensed consolidated financial statements. As of September 30, 2022, Itella Properties contributed assets of $2.3 million and liabilities of $1.8 million. As of December 31, 2021, Itella Properties contributed assets of $2.3 million and liabilities of $2.0 million.
The results of operations and cash flows of Ittella Properties are included in the Company’s condensed consolidated financial statements. For each of the three and nine month periods ended September 30, 2022 and 2021, 100% of the revenue of Ittella Properties, approximately $0.1 million and $0.3 million of lease income, respectively, received from Ittella International, was intercompany and eliminated in consolidation. Ittella Properties contributed expenses of approximately $50,000 for each of the three month periods ended September 30, 2022 and 2021. Ittella Properties contributed expenses of approximately $150,000 and $160,000 for the nine month periods ended September 30, 2022 and 2021, respectively.
20. LOSS PER SHARE
The following is the summary of basic and diluted loss per share for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Numerator
Net loss	$(38,496)	$(8,213)	$(86,757)	$(75,205)
Gain on fair value remeasurement related to warrants	$—	$(235)	$—	$(333)
Dilutive net loss	$(38,496)	$(8,448)	$(86,757)	$(75,538)

Denominator
Weighted average common shares outstanding	82,794,581	81,957,170	82,440,867	81,404,348
Effect of potentially dilutive securities related to warrants	—	54,046	—	144,325
Weighted average diluted shares outstanding	82,794,581	82,011,216	82,440,867	81,548,673

Loss per share
Basic	$(0.46)	$(0.10)	$(1.05)	$(0.92)
Diluted	$(0.46)	$(0.10)	$(1.05)	$(0.93)

The following have been excluded from the calculation of diluted loss per share as the effect of including them would have been anti-dilutive for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Warrants	115	—	115	—
Stock options	2,182	279	1,784	385
Restricted stock awards	324	—	220	30
Total	2,621	279	2,119	415
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
Special Note Regarding Forward-Looking Statements
This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek”, “expand” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the period ending December 31, 2021 filed with the Securities and Exchange Commission (“SEC”) and Part II, Item 1A. Risk Factors herein. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise. Factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, the following:
•our ability to continue as a going concern;
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
Both NMFD and BCI, entities acquired in the second and fourth quarters of 2021 (Refer to Note 8 Business Combinations and Asset Acquisitions for additional information), primarily manufacture private label products. The Karsten facility, which was acquired in the second quarter of 2021, is not currently in operations and is expected to become active during the fourth quarter of 2022. In the third quarter of 2022, we also entered into an asset purchase agreement, which included certain manufacturing and production assets and assumed an 80,000 square foot manufacturing facility in Albuquerque, New Mexico. The New Mexico manufacturing facilities are expected to manufacture Tattooed Chef branded salty snacks, Mexican entrees, traditional entree bowls and private label products. BCI has begun manufacturing Tattooed Chef branded products during the third quarter of 2022 in addition to their legacy private label products. We anticipate continued growth in Tattooed Chef branded products primarily due to new product introductions and further stock keeping units ("SKUs") and store count expansion with current customers. While we are primarily focused on growing our branded business, we will continue to support our private label channel and evaluate new private label opportunities as they arise.
Results of Operations
The following table sets forth key statistics for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2022	% of revenue	2021	% of revenue	2022	% of revenue	2021	% of revenue
Net revenue	$54,115	100.0%	$57,976	100.0%	$179,536	100.0%	$155,651	100.0%
Cost of goods sold	58,010	107.2%	53,018	91.4%	180,212	100.4%	139,557	89.7%
Gross (loss) profit	(3,895)	(7.2)%	4,958	8.6%	(676)	(0.4)%	16,094	10.3%
Operating expenses	31,572	58.3%	12,793	22.1%	79,313	44.2%	40,810	26.2%
Loss from operations	(35,467)	(65.5)%	(7,835)	(13.5)%	(79,989)	(44.6)%	(24,716)	(15.9)%
Interest expense	(230)	(0.4)%	(45)	(0.1)%	(313)	(0.2)%	(159)	(0.1)%
Other expense	(2,810)	(5.2)%	(588)	(1.0)%	(5,755)	(3.2)%	(2,536)	(1.6)%
Loss before income tax benefit (expense)	(38,507)	(71.2)%	(8,468)	(14.6)%	(86,057)	(47.9)%	(27,411)	(17.6)%
Income tax benefit (expense)	11	—%	255	0.4%	(700)	(0.4)%	(47,794)	(30.7)%
Net loss	(38,496)	(71.1)%	(8,213)	(14.2)%	(86,757)	(48.3)%	(75,205)	(48.3)%
Results of Operations for the Three Months Ended September 30, 2022 Compared to the Three Months Ended September 30, 2021.
Net revenue
Net revenue decreased by $3.9 million, or 6.7%, to $54.1 million for the three months ended September 30, 2022 as compared to $58.0 million for the comparable period in 2021. The decrease was driven by a $10.3 million decline in branded revenue, partially offset by growth in private label and other revenues of $6.4 million. Branded revenue was impacted by a $6.2 million trade spend increase, which consisted of a $1.2 million increase in slotting fees as we focused on brand expansion of Tattooed Chef branded products into additional retail stores across the country. In addition, branded revenue was impacted by lower revenue in a tier-1 club and retail account, which has declined $15.0 million as compared to the prior year period. Private label and other revenues revenue growth is primarily driven by full quarter contribution from BCI, which was not part of the Company in the year ago period.

Cost of goods sold
Cost of goods sold increased $5.0 million, or 9.4%, to $58.0 million for the three months ended September 30, 2022 as compared to $53.0 million for the comparable period in 2021. Cost of goods sold, as a percentage of revenue, increased to 107.2% for the three months ended September 30, 2022 from 91.4% for the three months ended September 30, 2021. The increase in cost of goods sold is primarily due to continued inflationary pressures pushing labor and freight to 34.1% of net revenue from 24.9% of net revenue as compared to the prior year three month period. We have seen increases as a percentage of revenue spanning freight, packaging, raw materials, and labor. This was compounded during the three months ended September 30, 2022 by the acquisition of the new manufacturing facility, which is expected to be accretive in the fourth quarter of 2022, but increased our fixed costs including rent and depreciation expenses in the third quarter. As these new facilities are not yet operating at full capacity, our fixed cost as a percentage of net revenue is higher than the comparable period in 2021.
Gross (Loss) Profit
Gross (loss) profit decreased $8.9 million, or 178.6%, to $(3.9) million for the three months ended September 30, 2022 as compared to $5.0 million for the comparable period in 2021. Gross margin for the three months ended September 30, 2022 was (7.2)%, as compared to 8.6% for the three months ended September 30, 2021.
Operating expenses
Operating expenses increased $18.8 million, or 146.8%, to $31.6 million for the three months ended September 30, 2022 as compared to $12.8 million for the comparable period in 2021. The increase is primarily due to a $7.0 million increase in stock based compensation, a $4.6 million increase in marketing and advertising expenses, a $2.5 million increase in outside services expense, a $2.0 million increase in payroll related expenses and a $0.7 million increase in facility expenses.
The increase in stock based compensation is driven by shares issued under our employee equity incentive plan. Investments in marketing and advertising expenses continue to grow brand awareness and accelerate Tattooed Chef brand growth. Increases in outside services and payroll related expenses is primarily driven by the Sarbanes-Oxley Act of 2002 ("SOX") and public company reporting requirements.
Income tax benefit
Income tax benefit decreased $0.2 million, or 95.7%, to $0.01 million for the three months ended September 30, 2022 as compared to $0.3 million for the comparable period in 2021.
Net Loss
For the three months ended September 30, 2022, we had a net loss of $38.5 million, compared to a net loss of $8.2 million for the three months ended September 30, 2021. The increase in net loss was mainly driven by increased operating expenses and inflationary impacts on cost of goods sold.
Results of Operations for the Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021.
Net revenue
Net revenue increased by $23.9 million, or 15.3%, to $179.5 million for the nine months ended September 30, 2022 as compared to $155.7 million for the comparable period in 2021. The increase was driven by $16.7 million increase in private label product revenue, and a $8.4 million increase in other revenues, both primarily driven by the sales generated from NMFD and BCI, partially offset by a $1.1 million decline in Tattooed Chef branded product revenue. The decline in branded product net revenue was driven by a $8.2 million increase in trade spend related to those same products partially offset by a $7.1 million increase in branded product sales. Trade is elevated in the nine months ended September 30, 2022 as compared to the prior year results due to higher slotting fees as our revenue mix has shifted towards retail and the reclassification of the multi-vender mailer program from operating expenses into trade spend.
Cost of goods sold
Cost of goods sold increased $40.7 million, or 29.1%, to $180.2 million for the nine months ended September 30, 2022 as compared to $139.6 million for the comparable period in 2021. Cost of goods sold, as a percentage of revenue, increased to 100.4% for the nine months ended September 30, 2022 from 89.7% for the nine months ended September 30, 2021. The increase in cost of goods sold is primarily driven by continued inflationary pressures on freight and labor costs as well as increases in fixed costs including facility and depreciation expenses resulting from new manufacturing and storage facilities and fixed assets acquired in 2021 and 2022. As these new facilities are not yet operating at full capacity, the fixed cost as a percentage of revenue is higher than the comparable period in 2021.
Gross Profit
Gross profit decreased $16.8 million, or 104.2%, to $(0.7) million for the nine months ended September 30, 2022 as compared to $16.1 million for the comparable period in 2021. Gross margin for the nine months ended September 30, 2022 was (0.4)%, as compared to 10.3% for the nine months ended September 30, 2021.
Operating expenses
Operating expenses increased $38.5 million, or 94.3%, to $79.3 million for the nine months ended September 30, 2022 as compared to $40.8 million for the comparable period in 2021. The increase is primarily driven by a $12.7 million increase in marketing and advertising expense, a $7.2 million increase in outside service expenses, a $6.2 million increase in stock based compensation, a $4.5 million increase in payroll related expenses, a $2.5 million increase in outside cold storage expenses, a $1.6 million increase in equipment and supplies and a $1.0 million increase in facility related expenses.
The increase in marketing and advertising expenses are driven by continued focus on building brand awareness and accelerating Tattooed Chef brand growth. Higher outside service and payroll related expenses are primarily driven by public company cost, specifically costs associated with the filing of restated financials and preparations for SOX compliance. The increase in stock based compensation is driven by shares issued under our employee equity incentive plan. Increases in post-manufacture cold storage expenses is due to elevated levels of finished good inventory as compared to the prior year period. The increase in facility related expenses is driven by new facilities consummated in 2022 as compared to 2021.
Income tax expense
Income tax expense decreased $47.1 million, or 98.5%, to $0.7 million for the nine months ended September 30, 2022 as compared to $47.8 million for the comparable period in 2021. The decrease was mainly driven by $47.8 million income tax expense recognized during the comparable period of 2021, which resulted from a full valuation allowance recognition with respect to our deferred tax assets. We continue to use a full valuation allowance established against our net deferred tax assets in the U.S.
Net Loss
For the nine months ended September 30, 2022, we had a net loss of $86.8 million, compared to a net loss of $75.2 million for the nine months ended September 30, 2021. The increase in net loss was mainly driven by increased operating expenses and inflationary impacts on cost of goods sold.
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
The following table provides a reconciliation from net income to Adjusted EBITDA for the three and nine months ended September 30, 2022, and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Net loss	$(38,496)	$(8,213)	$(86,757)	$(75,205)
Interest expense	230	45	313	159
Income tax expense	(11)	(255)	700	47,794
Depreciation and amortization	1,729	1,066	4,772	2,553
EBITDA	(36,548)	(7,357)	(80,972)	(24,699)
Adjustments
Stock compensation expense	7,821	842	10,523	4,344
Loss on foreign currency forward contracts	1,939	717	5,011	2,694
Gain on warrant remeasurement	(13)	(218)	(681)	(167)
Unrealized foreign currency losses	900	—	1,526	—
Acquisition expenses	113	281	337	1,007
UMB ATM transaction	—	126	—	148
Enterprise resource planning (“ERP”) related expenses	137	—	475	—
Dispute resolution and related fees	147	465	147	465
Total adjustments	11,044	2,213	17,338	8,491
Adjusted EBITDA	$(25,504)	$(5,144)	$(63,634)	$(16,208)
Our Adjusted EBITDA loss was $25.5 million and $63.6 million for the three and nine months ended September 30, 2022, respectively, compared to Adjusted EBITDA loss of $5.1 million and $16.2 million for the three and nine months ended September 30, 2021, respectively. The increase in Adjusted EBITDA loss was primarily driven by higher operating expenses, inflationary impacts on cost of sales leading to lower profitability and higher fixed operating costs as compared to the prior year periods.
Liquidity, Capital Resources and Going Concern
As of September 30, 2022, we had $14.2 million in cash and cash equivalents. The cash outflow during the nine months ended September 30, 2022 is primarily attributable to $20.0 million in marketing and promotional spend to raise our brand awareness, $26.9 million capital expenditures and continued losses from operating activities. The capital expenditures are for automation and robotic machinery that is intended to improve our production efficiency and reduce labor cost.
Indebtedness
See Note 14 Indebtedness to the Financial Statements for details regarding our indebtedness.
Liquidity and going concern
We generally fund our short-term and long-term liquidity needs through a combination of cash on hand, cash flows generated from operations, and available borrowings under our Credit Facility (See “— Indebtedness” above). Our management regularly reviews certain liquidity measures to monitor performance.
See Note 2 Basis of Presentation and Significant Accounting Policies under “--Going Concern Consideration” to the Financial Statements for details regarding our going concern consideration. We have historically incurred losses and expect to continue to generate operating losses and consume cash resources in the near term. These conditions raise substantial doubt about our ability to continue as a going concern for a period of twelve months from the date the Financial Statements are issued and may cause us continue to be unable to maintain compliance with our financial covenants giving the lender the right to accelerate repayment of the debt. We have implemented and continue to implement plans to achieve operating profitability and positive cash flow, including various margin improvement initiatives, the optimization of our pricing strategy, and new product innovation.
We will seek outside capital for the foreseeable future until such time that we can begin generating positive cash flow. However, there can be no assurances that we will be able to obtain additional capital on terms acceptable to us or at all. Our ability to raise additional capital may be adversely impacted by the potential worsening of global economic conditions, including inflationary pressures, and the recent disruptions to, and volatility in, the credit and financial markets in the United States.
Cash Flows
The following section presents the major components of net cash flows from and used in operating, investing and financing activities for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,		Change
(in thousands)	2022	2021	Amount	%
Cash (used in) provided by:
Operating activities	$(67,286)	(33,125)	$(34,161)	103%
Investing activities	(30,083)	(46,966)	16,883	(36)%
Financing activities	19,629	78,116	(58,487)	(75)%
Net decrease in cash	$(77,740)	$(1,975)	$(75,765)	3836%
Operating Activities
For the nine months ended September 30, 2022, net cash used in operating activities was $67.3 million, primarily driven by the net loss of $86.8 million, partially offset by non-cash items, which included stock compensation expense of $10.5 million, depreciation and amortization expense of $4.8 million, unrealized forward contract loss of $2.8 million and unrealized foreign currency losses of $1.5 million. Working capital consumed cash of $0.5 million driven by a $21.8 million increase in inventory, partially offset by a $21.1 million increase in accounts payable, accrued expenses and other current liabilities.
For the nine months ended September 30, 2021, net cash used in operating activities was $33.1 million, primarily driven by the net loss of $75.2 million, partially offset by non-cash items which include a net change in deferred taxes of $47.1 million, stock compensation expense of $4.3 million, depreciation expense of $2.6 million, and unrealized forward contract loss of $2.3 million. Working capital consumed cash of $14.1 million driven by an $3.6 million increase in inventory, a $3.3 million increase in accounts receivable due to increased revenue, a $2.1 million increase in prepaid expenses and other current assets, and a $5.1 million decrease in accounts payable, accrued expenses and other current liabilities.
Investing Activities
Net cash used in investing activities relates to capital expenditures to support growth and investment in property, plant and equipment to expand production capacity, tenant improvements, and to a lesser extent, replacement of existing equipment.
For the nine months ended September 30, 2022, net cash used in investing activities was $30.1 million as compared to $47.0 million for the nine months ended September 30, 2021. Cash used in both periods consisted primarily of capital expenditures to improve efficiency and output from our current facilities and, included the expansion of existing production capacity through the acquisition of NMFD and Karsten and assets acquisitions in both of the 2021 period and 2022 period.
Financing Activities
For the nine months ended September 30, 2022, net cash provided by financing activities was $19.6 million, primarily from $18.9 million of net borrowings under our line of credit. For the nine months ended September 30, 2021, net cash provided by financing activities was $78.1 million, primarily from $74.3 million due to warrant exercises and net borrowings under the line of credit of $3.3 million to support working capital requirements to fund continued growth.

Critical Accounting Policies and Estimates
There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2021 (“Form 10-K/A”).
Recent Accounting Pronouncements
The information required by this Item is incorporated herein by reference to Note 3 Recently Issued Accounting Pronouncements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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
During the nine months ended September 30, 2022, a hypothetical 10% increase or 10% decrease in the weighted-average cost of our primary ingredients, would have resulted in a corresponding increase or decrease of approximately $9.5 million to cost of goods sold. We are working to expand our supply chain to ensure the certainty of supply of the highest quality raw materials that meet our demanding requirements for quality and intend to enter into long-term contracts to better ensure stability of prices of our ingredients.

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
Translation losses, net of tax, reported as cumulative translation adjustments through “Other comprehensive income (loss)” were $0.5 million and $1.4 million for the three and nine months ended September 30, 2022, respectively. Foreign currency transaction losses included in “Other income (expense)” were $2.8 million and $6.5 million for the three and nine months ended September 30, 2022, respectively.
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
Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022 and, based on this evaluation, have concluded that due to the material weaknesses in our internal control over financial reporting previously identified in Part II, Item 9A of our Annual Report on Form 10-K/A for the year ended December 31, 2021, our disclosure controls and procedures were not effective as of September 30, 2022. These material weaknesses resulted in the restatements of our financial statements as described herein and in Amendment No. 1 to our Annual Report on Form 10-K/A for the year ended December 31, 2021, Amendment No. 1 to our Quarterly Report on Form 10-Q/A for the three months ended March 31, 2022 and 2021, Amendment No. 1 to our Quarterly Report on Form 10-Q/A for the three and six months ended June 30, 2022 and 2021, and this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2021.
Remediation of Material Weaknesses
Our remediation efforts previously disclosed in Part II, Item 9A of our Annual Report on Form 10-K/A for the year ended December 31, 2021 to address the identified material weaknesses are ongoing. In the quarter ended September 30, 2022, we continued our hiring of additional finance and accounting leaders and external resources to segregate key functions within our financial and information technology processes and improve our management review controls. In addition, we established a Disclosure Committee whose purpose is to discuss the completeness and accuracy of the disclosures in our consolidated financial statements and manage our certification process pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. While we believe the steps taken to date and those planned for future implementation will improve the effectiveness of our internal control over financial reporting, we have not completed all remediation efforts.
The material weaknesses cannot be considered remediated until applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Accordingly, we will continue to monitor and evaluate the effectiveness of our internal control over financial reporting.
Changes in Internal Control Over Financial Reporting
In 2021, we began a multi-year implementation of a new ERP system, which replaced our existing core financial system at our Paramount location in January 2022, and will replace our existing core financial systems at certain other locations and acquired locations in the future. The ERP system is designed to accurately maintain the Company’s financial records, enhance the flow of financial information, improve data management and provide timely information to our management team. As the phased implementation of the new ERP system progresses, we may change our processes and procedures which, in turn, could result in changes to our internal control over financial reporting. As such changes occur, we will evaluate quarterly whether such changes materially affect our internal control over financial reporting.
Other than the ongoing steps being taken to implement the remediation plan described above and under Part II, Item 9A in our Annual Report on Form 10-K for the year ended December 31, 2021, and the ERP system implementation described above, there have been no other changes in internal control over financial reporting that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
The information required by this Item is incorporated herein by reference to Note 18 Commitments and Contingencies in Part I, Item 1, of this Quarterly Report on Form 10-Q.
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
Our recurring losses and significant accumulated deficit have raised substantial doubt regarding our ability to continue as a going concern.
See Note 2 Basis of Presentation and Significant Accounting Policies under “--Going Concern Consideration” to the Financial Statements for details regarding our going concern consideration. We have historically incurred losses and expect to continue to generate operating losses and consume cash resources in the near term. These conditions raise substantial doubt about our ability to continue as a going concern for a period of twelve months from the date the Financial Statements are issued and may cause us to continue to be unable to maintain compliance with our financial covenant giving the lender the right to accelerate repayment of the debt. We have implemented and continue to implement plans to achieve operating profitability, including various margin improvement initiatives, the optimization of our pricing strategy, and new product innovation.
We will seek outside capital for the foreseeable future until such time that we can begin generating positive cash flow. However, there can be no assurances that we will be able to obtain additional capital on terms acceptable to us or at all. Our ability to raise additional capital may be adversely impacted by the potential worsening of global economic conditions, including inflationary pressures, and the recent disruptions to, and volatility in, the credit and financial markets in the United States.

Increasing tensions between the United States and Russia, and other effects of the ongoing conflict in Ukraine, could negatively impact our business, results of operations, and financial condition.
While we do not operate in Russia or Ukraine, the increasing tensions between the United States and Russia and the other effects of the ongoing conflict in Ukraine, have resulted in many broader economic impacts such as the United States imposing sanctions and bans against Russia and Russian products imported into the United States. Such sanctions and bans have and may continue to impact commodity pricing such as fuel and energy costs, making it more expensive for us and our carriers to deliver products to our customers. Recently, the surging of energy cost in Europe adversely impacted our growers and our manufacturing subsidiary in Italy. Further sanctions, bans or other economic actions in response to the ongoing conflict in Ukraine could result in a further increase in costs, disruptions to our supply chain, or a lack of consumer confidence resulting in reduced demand. Any of them could further negatively impact our business, results of operations, and financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.

ITEM 5. OTHER INFORMATION.
None.

ITEM 6. EXHIBITS.
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit	Incorporated by Reference
		Schedule/Form	Exhibits	Filing Date
2.1	Agreement and Plan of Merger, dated as of June 11, 2020, entered into by and among Forum, Sprout Merger Sub, Inc., Myjojo, Inc., a Delaware corporation, and Salvatore Galletti, in his capacity as the holder representative on August 10, 2020	8-K	2.1	6/12/2020
2.2	First Amendment to the Merger Agreement entered into by and among Forum, Sprout Merger Sub, Inc., Myjojo, Inc., a Delaware corporation, and Salvatore Galletti, in his capacity as the holder representative on August 10, 2020	8-K	2.1	8/11/2020
3.1	Amended and Restated Certificate of Incorporation	8-A12B/A	3.1	10/15/2020
3.2	Amended and Restated Bylaws	8-A12B/A	3.2	10/15/2020
4.1	Form of Warrant Agreement between Continental Stock Transfer & Trust Company, LLC and Forum	S-1/A	4.4	7/18/2018
4.2	Amended Form of Warrant Agreement between Continental Stock Transfer & Trust Company, LLC and Forum	S-3	4.4	10/27/2021
10.1	Amended and Restated loan and security agreement loan between UMB Bank N.A and Ittella International, LLC and each Affiliate, effective as of June 30,2022.	10-Q	10.1	08/09/2022
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101). 36
* Filed herewith.
**Furnished herewith.

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