Form 10-K
period 2022-12-31
Tattooed Chef, Inc.
filed 2023-05-15
CIK 1741231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to (§240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates, computed by reference to the closing sales price of $6.30 reported on The Nasdaq Capital Market, was approximately $307.0 million.
As of May 9, 2023, there were 83,658,357 shares of the registrant’s common stock, $0.0001 par value per share, issued and outstanding.

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
Additional factors that may cause actual results to differ materially from current expectations include, among other things, those set forth in Part I, Item 1A. “Risk Factors”, Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and under “Summary of Risk Factors” below and for the reasons described elsewhere in this Annual Report on Form 10-K. Although we believe that the expectations reflected in the forward-looking statements are reasonable, our information may be incomplete or limited, and we cannot guarantee future results. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.
Summary of Risk Factors
In addition to the other information in this Annual Report on Form 10-K, the following risk factors should be considered carefully in evaluating the Company and our business. A summary of the principal factors that create risk in investing in our securities and might cause actual results to differ from expectations is set forth below:
•Our recurring losses and significant accumulated deficit have raised substantial doubt regarding our ability to continue as a going concern.
•We may be unable to sustain our revenue growth rate and, as our costs increase, generate sufficient revenue to return to profitability over the long term.
•We may require additional financing to achieve our goals and a failure to obtain this necessary capital when needed on acceptable terms, or at all, may negatively impact our product manufacturing and development, and other operations.
•Our operations in United States may be exposed to inflation risk, which could adversely affect our results of operations.
•Food safety and food-borne illness incidents or advertising or product mislabeling may adversely affect our business by exposing us to lawsuits, product recalls or regulatory enforcement actions, increasing operating costs and reducing demand for product offerings.
•We are subject to substantial customer concentration. If we fail to retain existing customers, derive revenue from existing customers consistent with historical performance or acquire new customers cost-effectively, our business could be adversely affected.
•We may not be able to obtain raw materials on a timely basis or in quantities sufficient to meet the demand for our products.
•Failure to introduce new products or successfully improve existing products may adversely affect our ability to continue to grow.

•Consumer preferences for our products are difficult to predict and may change, and, if we are unable to respond quickly to new trends, our business may be adversely affected.
•We may not be able to implement our growth strategy successfully.
•Ingredient, packaging, freight and storage costs are volatile and may rise significantly, which may negatively impact the profitability of our business.
•Our disclosure controls and procedures were not effective as of December 31, 2022. Failure to achieve and maintain effective internal controls over financial reporting could lead to misstatements in our financial reporting and adversely affect our business.
•Our failure to prepare and timely file our periodic reports with the Securities and Exchange Commission (“SEC”) limits our access to the public markets to raise debt or equity capital and restricts our ability to issue equity securities.
•Our failure to meet the continued listing requirements of the Nasdaq Capital Market could result in a delisting of our common stock.
•We may not be able to compete successfully in our highly competitive market.
`Item 1. Business.
We were initially formed on May 4, 2018 for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. On August 7, 2018, we consummated our initial public offering. From the time of our formation to the time of the consummation of the Business Combination (defined below), our name was “Forum Merger II Corporation” (also referred to as “Forum”). On October 15, 2020, we acquired all the equity of Myjojo, Inc., a Delaware corporation (“Ittella Parent”) pursuant to an Agreement and Plan of Merger, dated June 11, 2020, as amended on August 10, 2020 with Sprout Merger Sub, Inc., a Delaware corporation and our wholly owned subsidiary, Ittella Parent, and Salvatore Galletti, in his capacity as the holder representative. The business combination between Ittella Parent and Forum is referred to as the “Business Combination”. Effective upon the closing of the Business Combination, we changed our name to Tattooed Chef, Inc. In May 2021, we acquired New Mexico Food Distributors, Inc. (“NMFD”) and Karsten Tortilla Factory LLC (“Karsten”) and on December 21, 2021, we acquired substantially all of the assets and assumed certain liabilities from Belmont Confections, Inc. (“Belmont”). In August 2022, we, through our subsidiary, TTCF-NM Holdings Inc., (“NM Holdings”) entered into an equipment purchase agreement with Desert Premium Group, LLC (“DPG”) pursuant to which we acquired certain manufacturing, production, and storage assets, organized workforce, as well as assumed a lease for a manufacturing facility located in Albuquerque.
Overview
We are a plant-based food company offering a broad portfolio of innovative frozen foods. We supply plant-based products to leading retailers in the United States, with signature products such as ready-to-cook bowls, zucchini spirals, riced cauliflower, acai and smoothie bowls, cauliflower crust pizza, wood fire crusted pizza, handheld burritos, bars and quesadillas. Our products are available both in private label and through our “Tattooed Chef™” brand mainly in the frozen food section of retail food stores.
We believe our innovative food offerings converge with consumer trends and demands for great-tasting, wholesome, plant-based foods made from sustainably sourced ingredients, including preferences for flexitarian, vegetarian, vegan, organic, and gluten-free lifestyles. Various industry studies indicate that consumers want healthier and more convenient food options. As of December 31, 2022, our products were sold in approximately 21,000 retail outlets in the United States. Our brand strategy is to introduce the attributes of a plant-based lifestyle to build a connection with a broad array of consumers that are seeking delicious, sustainably sourced, plant-based foods. Our diverse offering of plant-based meals includes certified organic, non-GMO, certified Kosher, gluten-free, as well as plant protein elements that we believe provide health-conscious consumers an affordable, great tasting, clean label food option.
To capture this significant market opportunity, we focus on manufacturing, product innovation and distinctive flavor profiles that appeal to a broad range of consumers. We create and develop new products to address emerging market demands and food trends for healthy, plant-based foods. We also seek to create what we believe are unique meals and snacks by taking regular or “plain” versions of our products and integrating spices and flavors. We believe that our track record of delivering innovative food concepts in both branded and private label has strengthened and expanded relationships with our existing customers and as well as attracting new customers. As of December 31, 2022, we had 132 SKUs and over 175 plant-based food concepts and recipes under development and testing.
We are led by our President and CEO, Salvatore “Sam” Galletti, who has over 35 years of experience in the food industry as both a manager and an investor, and Sarah Galletti, our Chief Creative Officer and the creator of the Tattooed Chef brand, who was instrumental in changing our focus to plant-based food products in 2017.
We experienced strong revenue growth since our inception. Revenue increased to $230.9 million for the year ended December 31, 2022 (“Fiscal 2022”) as compared to $208.0 million for the year ended December 31, 2021 (“Fiscal 2021”) and $148.5 million for the year ended December 31, 2020 (“Fiscal 2020”), representing a year over year growth rate of 11.0% and 40.1%, respectively. Revenue growth has been primarily driven by strong branded sales growth into retail channels as well as year over year contribution from BCI Acquisition, Inc. (“BCI”), NMFD, and NM Holdings. See Note 9 Business Combinations and Asset Acquisitions to the consolidated financial statements that appear elsewhere in this Annual Report on Form 10-K. We generated a net loss before noncontrolling interest of $141.5 million in Fiscal 2022, as compared to a net loss of $87.0 million in Fiscal 2021 and net income before noncontrolling interest of $69.7 million in Fiscal 2020. Net loss before noncontrolling interest increases were primarily driven by (i) aggressive investments made toward scaling manufacturing capabilities to meet growing demand for Tattooed Chef branded sales, (ii) investments targeted at growing brand awareness and acquiring key tier-1 United State club and retail partners and (iii) inflationary pressures on the operating costs of our business. Adjusted EBITDA was negative $91.7 million in Fiscal 2022 as compared to negative $26.1 million in Fiscal 2021 and positive $9.7 million in Fiscal 2020. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion on this non-GAAP measure and a reconciliation to net income, the most closely comparable generally accepted accounting principles in the United States of America (“GAAP”) measure.
Our Market Opportunity
We operate in the large global food industry. According to IRI/Spins, in the 52 weeks ended January 1, 2023, sales of frozen food products in the categories in which we compete totaled approximately $47.6 billion (excluding frozen meat and poultry). Frozen entrees, which include prepared meals, pizza and pasta, accounted for over 23% of total frozen food sales in the 52 weeks ended January 1, 2023, comprising one of the largest food categories within frozen foods, behind frozen meat and poultry. Additionally, according to the Plant Based Foods Association one-third of Americans are actively reducing their meat and dairy consumption. While a small number of Americans identify as vegetarian or vegan, flexitarians represent the largest growth opportunity for plant-based foods.
Further, we believe that our products are well-positioned to benefit from the growth in frozen food sales and in particular, plant-based food sales. As a group, the categories in which we compete such as entrees, snacks & appetizers, breakfast and vegetables, comprise approximately 40% of all frozen food categories. Excluding frozen meat and poultry, we offer products in 73% of the frozen food categories. Other frozen food sectors where we do not currently compete, such as desserts (which represents approximately 15% of all frozen food categories), present additional growth opportunities for us.
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
We believe that our “Tattooed Chef” brand, which we launched in 2017, will continue to grow by appealing to younger consumers seeking food products that are sustainable and ethically sourced, wholesome, and delicious. Revenue attributed to the Tattooed Chef brand was $117.9 million in Fiscal 2022, $127.1 million in Fiscal 2021, and $84.6 million in Fiscal 2020. We currently sell ready-to-cook bowls, zucchini spirals, riced cauliflower, acai and smoothie bowls, cauliflower crust pizza, plant-based burgers, wood fire crusted pizza, handheld burritos, tortillas, chips, bars and quesadillas under Tattooed

Chef. The brand’s tagline, “Serving Plant-Based Foods to People Who Give a Crop”, aims to convey the brand’s mission to deliver plant-based foods to consumers who care about sustainable and ethically sourced foods.
Track Record of Innovation
We have invested resources in the development of our innovative plant-based food products, which is demonstrated by products such as the buddha bowl, acai bowl, cauliflower mac n’ cheese bowl, organic zucchini spirals, cauliflower crusted pizza, Mexican style street corn, handheld burritos, quesadillas and bars. Our innovation efforts are led by Sarah Galletti and focus on identifying popular food trends that we believe we can successfully bring to market. We can quickly develop prototype versions of a product to present internally and ultimately to various retail customers for feedback. We released 54 new SKUs during 2022 bringing our total as of December 31, 2022 to 132 SKUs. In addition, we have built a library of over 175 new product concepts and recipes, ready for further development and testing. In particular, we believe that we excel at taking regular or “plain” versions of our products and integrating new and appealing spices and flavors to create unique meals and snacks. For example, we currently offer plain riced cauliflower and value-added riced cauliflower options such as organic riced cauliflower stir fry and riced cauliflower buddha bowl.
Our processing facility in Paramount, California manufactures an array of plant-based products including pizzas, acai and smoothie bowls and other value-add riced cauliflower bowls. In addition, our innovation and product development personnel reside in this facility. By housing our product innovation capabilities in the same location as our primary manufacturing operation, we believe we are able to transition from product concept to prototype (including real-time feedback from retail customers), to commercial manufacturing faster and more efficiently.
Established Branded and Private Label Presence at Leading Retailers
The Tattooed Chef brand was created in 2017 and was initially introduced into the club store channel. We believe that our high-quality, clean-label, ready-to-cook, plant-based products fill a void in the marketplace and are well received by our target customers. Our retail partners are attracted to the breadth of our product portfolio and view us as an innovation partner that delivers great tasting products with distinctive flavor profiles at a competitive price. The Tattooed Chef brand seeks to be young, edgy, yet friendly, and appeal to consumers who prefer a plant-based lifestyle. As noted above, revenue from Tattooed Chef branded products was approximately 51% of our total revenue in Fiscal 2022 ($117.9 million), approximately 61% of our total revenue in Fiscal 2021 ($127.1 million), and approximately 57% of our total revenue in Fiscal 2020 ($84.6 million).
In addition, we have a strong base of private label customers, with private label revenue of $100.0 million in Fiscal 2022, $75.6 million in Fiscal 2021 and $62.9 million in Fiscal 2020. Our initial focus beginning in 2009 was to establish a strong private label customer base due to lower sales and marketing costs. We believe that our private label customers are some of the best run retailers in North America and we provide these customers high quality product, support and high service levels.
See “— Customer Overview” and “— Innovation and Product Development” below for more information.
Integrated Sourcing, Manufacturing and Product Development
Our processing facility in Prossedi, Italy is located in close proximity to many of the growers that supply us product. This facility opened in 2017 and manufactures various products, including riced cauliflower (plain and value-added), diced squash/zucchini, and vegetable spirals. Italy’s climate and fertile growing regions of organic and non-GMO produce provide us with high-quality raw materials. Due to the location of the facility, we are able to transport raw materials to the facility, process them, and manufacture products within a relatively short time. Prior to each growing season, we obtain written commitments as to quantity and price from various growers, who commit to supply our projected needs, which commitments are then followed by written purchase orders closer to the start of the harvest season. When necessary (whether as a result of greater than anticipated demand from our customers, or poor crop yields due to inclement weather, infestation and the like), we have been able to obtain alternative raw material supply from other sources or on the spot market on satisfactory terms. The Prossedi plant was originally leased from a third party. In April 2021, we spent approximately $4.9 million to acquire this facility to secure and upgrade our frozen food manufacture capabilities. During the past two years, we improved our internal cold storage capabilities to better manage inventory and to capitalize on seasonal purchases of raw materials during peak harvest season.

We have a processing facility in Paramount, California that also serves as our headquarters. This facility manufactures an array of products including pizzas, acai and smoothie bowls and value-add riced cauliflower bowls. Our innovation and product development personnel also reside in this facility. By housing our product innovation capabilities in the same location as our primary manufacturing operation, we are able to transition quickly from product concept to prototype (which can in turn be shared with retail customers for feedback), to commercial manufacturing.
In 2021, we completed two business acquisitions, the NMFD and Karsten transaction and the Belmont transaction. In 2022, we competed the DPG transaction. See “ – Expand through Investments and Acquisitions” below for more information.
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
Our Growth Strategy
Continue to Grow the Tattooed Chef Brand
The Tattooed Chef brand was created in 2017 and is the brainchild of Sarah Galletti, our Chief Creative Officer, based on her experiences with various food cultures while travelling internationally. She recognized a lack of readily available, high-quality, clean-label, ready-to-cook, plant-based products, which formed the foundation of Tattooed Chef.
Tattooed Chef products are mainly sold in the frozen food section of retail stores and club stores. We initially approached club stores to carry Tattooed Chef products, recognizing the demanding volume requirements associated with these customers. We believe our success with club stores across an array of Tattooed Chef branded products indicates that the Tattooed Chef brand resonates with our target consumer and is also attractive to conventional retail grocery customers.
In addition, while Tattooed Chef products are available in all 50 states through club stores and certain other retail outlets, we have primarily used social media and product demonstrations to introduce Tattooed Chef to consumers. We believe there is continued opportunity to increase brand awareness, trial rate, and ultimately revenue attributed to Tattooed Chef products. In 2021, we engaged a national marketing firm to develop and implement a comprehensive marketing campaign. In 2022, we spent money on slotting and in store promotion and Tattooed Chef product became available in over 23,000 stores. The goal in 2023 is to continue to provide innovative products to the consumer and focus on new product categories such as ambient and refrigerated sections of the store.
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
Expand Product Offerings
We believe that there is significant consumer demand for plant-based products as evidenced by the successful launch of a variety of our products. In addition, we believe that we have been successful in identifying meaningful consumer trends and translating these preferences into products that meet our customers’ requirements. We intend to leverage this knowledge and experience to continue to build our new concept library and expand our existing portfolio of products by creating new products and line extensions. For example, new product launches in Fiscal 2022 included the refrigerated oat butter bars, wood fired pizzas, Mexican style entrées and items including Mexican style burritos, quesadillas and enchiladas as well as various new value added entrée bowls to name a few.
Furthermore, we have been increasing our investment in product development and production capabilities to continue to innovate within our core product categories.
Expand to New Geographic Markets
We intend to explore opportunities to expand Tattooed Chef internationally. In 2022, approximately 2% of our total sales were sold to international customers. In the long term, we believe our current product offerings and existing production resources in Italy will enable us to expand in the global frozen food market.
Expand through Investments and Acquisitions
We had approximately $5.8 million in cash as of December 31, 2022. In addition to investing in operating activities to expand recognition of Tattooed Chef branded products, we are selectively considering investments in fixed assets, and other investments to enhance our growth and profitability. In 2021, we completed three acquisitions including one asset acquisition of our processing facility located in Italy and two business acquisitions in the United States. In April 2021, we spent approximately $4.9 million on our Italy facility to acquire the building, land and machinery to secure and upgrade our frozen food processing capabilities. In May 2021, we acquired NMFD and Karsten for a total purchase price of approximately $34.1 million. In December 2021, we acquired substantially all of the assets and assumed certain liabilities from Belmont for a total purchase price of $16.7 million. In August 2022, we entered into an equipment purchase agreement with DPG for a purchase price of approximately $10.4 million in cash, whereby we acquired certain manufacturing, production, and storage assets and assumed an 80,000 square foot manufacturing facility lease in Albuquerque, New Mexico. These acquisitions will support the production of ambient and refrigerated Tattooed Chef branded products, enable Tattooed Chef to unlock more shelf space and expand its market channels. The Belmont facility started manufacturing Tattooed Chef branded products during 2022 and also continues to service its legacy private label customers.
Product Offerings Overview
We sell a range of branded and private label plant-based products across our core platforms of ready-to-cook bowls, cauliflower crust pizza, vegetable spirals and ready-to-eat acai, smoothie bowls, wood fire crusted pizza, handheld burritos, bars and quesadillas. Our products are found primarily in the frozen food section of retail customers.
Branded Products
Revenue of Tattooed Chef branded products in Fiscal 2022 was approximately $117.9 million (approximately 51% of total revenue), a decrease of 7.2% from approximately $127.1 million (approximately 61% of total revenue) in Fiscal 2021. Tattooed Chef branded products include ready to cook meals and snacks such as value-added entrees, breakfast items, smoothie bowls, gluten and vegan free pizzas, vegan wood fired crust pizzas, meat alternatives, refrigerated bars, Mexican inspired burritos, quesadillas and enchiladas and other value-added vegetable meals.
Private Label Products
Revenue from private label products in Fiscal 2022 was approximately $100.0 million (approximately 43% of total revenue), and approximately $75.6 million (approximately 36% of total revenue) in Fiscal 2021. Private label products include cauliflower pizza crusts and pizzas, riced cauliflower, acai and smoothie bowls, bulk vegetables (plain and value-added), and riced cauliflower stuffing. Depending on the customer, we may make exclusive products for that customer. The difference between an exclusive product for a particular customer compared to another primarily relates to product sizing or a specific set of ingredients.
Customer Overview
Our products (both branded and private label) are available at leading club stores and other major retailers. As of December 31, 2022, our products were available in approximately 21,000 retail stores in the United States, compared to 14,000 retail stores as of December 31, 2021.

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
For Fiscal 2022, our four largest customers accounted for approximately 62% of total revenue. In Fiscal 2022, revenue from these customers accounted for approximately 26%, 14%, 11%, and 11%, respectively, of total revenue. For Fiscal 2021, our three largest customers accounted for approximately 72% of total revenue. In Fiscal 2021, revenue from these customers accounted for approximately 35%, 26%, and 11%, respectively, of total revenue. For Fiscal 2020, our three largest customers accounted for approximately 88% of total revenue. In Fiscal 2020, revenue from these customers accounted for approximately 39%, 32% and 17%, respectively, of total revenue. We have increased the number of our sales team personnel to focus on conventional retail customers (i.e., retailers that are not club stores) to diversify our customer base and lower our customer concentration.
In addition, as of December 31, 2022, three customers accounted for approximately 41% of our accounts receivable. These three customers individually accounted for approximately 16%, 15% and 10%of our accounts receivable as of December 31, 2022. As of December 31, 2021, three customers accounted for approximately 63% of our accounts receivable. These three customers individually accounted for approximately 38%, 13%, and 12% of our accounts receivable at December 31, 2021.
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
We utilize food brokers to assist in establishing and maintaining relationships with certain key customers and market channels. Pursuant to these agreements, each of our brokers is entitled to a commission based on the revenue it facilitates between us and the customer. See “Risk Factors — If we experience the loss of one or more of our food brokers that cannot be replaced in a timely manner, results of operations may be adversely affected.”
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
We source strawberries and certain other crops in the United States but are not bound by purchase agreements for the crops sourced in the United States. Prior to 2021, our acai purée was primarily sourced from Brazil through an American supplier. While we substantially single source this ingredient, we believe there to be ample supply in the market. In 2021, we engaged two additional suppliers to supply acai purée and during 2022 we added two suppliers providing us with a variety of options for sourcing acai purée.
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
Social Responsibility
Our corporate social responsibility management system has several elements, including environmental, health and safety compliance, ethics, and governance.
The safety and well-being of our employees is paramount. In response to the COVID-19 pandemic, we quickly and continuously adopted and implemented safety measures to protect our employees. We are focused on fostering a culture of caring and safety; we are continuously striving toward zero injuries and accidents.
Social responsibility is also an area of increasing regulation, such as the California Transparency in Supply Chains Act (the “Supply Chain Act”), which requires every retail seller and manufacturer doing business in California having annual worldwide gross receipts that exceed $100 million to disclose its efforts to eradicate slavery and human trafficking from its direct supply chain for tangible goods offered for sale. We are currently subject to the Supply Chain Act and have a supply chain monitoring program.
In addition, California law requires that publicly held corporations whose principal executive offices are located in California must have, by December 31, 2021, a minimum of three female directors and one director from an “underrepresented community” if the corporation’s number of directors is six or more. As of December 31, 2022, women represented three of the nine members of our board of directors and one of our directors is from an underrepresented community. We value diversity at all levels and continue to focus on enhancing our diversity and inclusion initiatives across our entire workforce.
Manufacturing
We have a processing facility in Prossedi, Italy, comprising over 100,000 square feet. We leased the facility since October 2017 and purchased the facility and its machinery in April 2021 for a total purchase price approximately of $4.9 million. The main products processed at this facility are riced cauliflower (plain and value-added), diced squash/zucchini, and vegetable spirals. Over the past two years, we upgraded the internal cold storage capabilities at the Prossedi plant. In December 2021, we leased approximately 270,000 square feet of cold storage facility in Ceccano, Italy.
We lease multiple buildings in Paramount, California that serve as a processing facility and as our headquarters. This facility is over 50,000 square feet. The main products processed at this facility are cauliflower crust pizzas, acai bowls, smoothie bowls, Mexican style street corn, and other riced cauliflower bowls.
Upon the completion of our business acquisitions in New Mexico (NMFD and Karsten) and Ohio (Belmont), we took over or entered lease agreements to lease the manufacturing facilities in New Mexico and Ohio. In addition, upon completion of the DPG transaction we assumed a lease for an additional manufacturing facility located in New Mexico. We are integrating our manufacturing capabilities to develop and produce more ambient and frozen Tattooed Chef branded products. See “Expand through Investments and Acquisitions” above.
The manufacturing process is similar across all product lines and we have been able to be produce new products without significant re-tooling costs or material equipment upgrades. We regularly make capital investments in our facilities to meet increased volumes resulting from growing demand of our products. During Fiscal 2022, our aggregate capital expenditures for continuing operations were $29.7 million.
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
The New Mexico manufacturing facilities are expected to manufacture Tattooed Chef branded salty snacks, Mexican entrees, traditional entree bowls and private label products. BCI began manufacturing Tattooed Chef branded products in addition to legacy private label products.

We utilize outside suppliers on an as-needed basis for certain products or components of our products. One of our signature products, cauliflower pizza crust, is provided by outside suppliers. The termination of a supplier relationship may leave us with periods during which we have limited or no ability to manufacture these products or product components.
Facilities
In 2021, we purchased our processing facility in Prossedi, Italy. We currently lease processing facilities in Paramount, California, Albuquerque, New Mexico, and Youngstown, Ohio, a storage facility in Vernon, California, approximately 270,000 square feet of cold storage facility in Ceccano, Italy and have a small office suite lease in San Pedro, California. The Paramount facility also serves as our headquarters. Ittella Properties, LLC, a California limited liability company (“Ittella Properties”), a related entity controlled by Mr. Galletti, owns one of the buildings that comprise the Paramount facility and Deluna Investments, Inc., a California corporation (“Deluna”), a related entity controlled by Mr. Galletti, owns the building located in San Pedro. We believe that the lease terms with Ittella Properties and Deluna are on an arms-length basis.
We believe that our current facilities are adequate to meet ongoing needs and that, if we require additional space, we will be able to obtain additional facilities on commercially reasonable terms.
Competition
We operate in a highly competitive environment. We compete with companies that produce products in the plant-based, vegetarian, and frozen food categories, such as Sweet Earth (Nestle), Birds Eye (Conagra Brands), Amy’s, Green Giant (B&G Foods), Caulipower and Evol. Additionally, a number of United States and international companies are working on developing or promoting plant-based products.
We believe that consumers consider the following product qualities in their purchasing decisions:
•taste;
•nutritional profile;
•ingredients;
•lack of soy, gluten and GMOs;
•organic;
•convenience;
•cost;
•wide variety of products;
•brand awareness and loyalty among consumers; and
•access to major retailer shelf space and retail locations.
We believe we compete effectively with respect to each of these factors. However, many companies in our industry have substantially greater financial resources, more comprehensive product lines, broader market presence, longer-standing relationships with distributors, retailers, and suppliers, longer operating histories, greater production and distribution capabilities, stronger brand recognition and greater marketing resources than we do.
Seasonality and Working Capital

Prior to 2021, we experienced greater demand for certain products during the third and fourth quarters, primarily due to increased demand in the summer season and increased holiday orders from retailers and club stores. In 2022, we experienced first half seasonality driven by promotional programs that ran at our largest club retail partner. We do expect this to continue into the future or once our sales concentration to this club partner declines. We manage our inventory levels to meet the demand forecasts from select customers as well as our own internal forecasts. We believe our customers’ payment terms are customary for our industry.
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
As we grow our Tattooed Chef brand, we have added critical internal team members to our sales and marketing team and brought in house key roles and services to serve our expanding Tattooed Chef branded customer base. We continue to add outside sales representatives and/or brokers to extend our sales efforts.
Marketing expenditures are primarily on product demonstration allowances, slotting fees (as we expand to additional retail grocery stores) and other similar in-store marketing costs. Some of these expenses will be categorized as net deductions to revenue under GAAP as opposed to marketing expense. We have also hired a national marketing firm to implement campaigns for digital video and display, connected television, social media and search engine marketing.
Sarah Galletti continues to lead our marketing efforts with respect to the Tattooed Chef brand. As we expand and grow our business, we anticipate building out a broader brand management team with a focus on digital marketing and social media.
We utilize food brokers in conjunction with our internal sales team to establish and manage customer relationships.
Digital Marketing and Social Media
We drive consumer awareness and interest in our brand via (i) social and digital media, (ii) a public relations/marketing services firm that provides assistance in scheduling interviews and various news articles, (iii) ambassador and influencer activations, and (iv) customer media. Although we increased spending in the past two years on search engine marketing and campaign commercials, we anticipate decreasing our spending on these items in 2023. We maintain a registered domain website at www.tattooedchef.com. The website is used as a platform to promote our Tattooed Chef brand and products, provide information about the brand, as well as where to purchase products in stores. In addition, we launched our direct-to-consumer platform in the fourth quarter of Fiscal 2020 through our website. We use social media platforms to build customer engagement and to directly reach desirable target demographics such as millennials and “Generation Z.” Below is a summary of our various social media platforms.
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
•Tiktok: We maintain an active Tiktok account, @tattooedcheffoods, which is used to publish content related to our products, and to better connect with potential and existing consumers.

Human Capital Resources
As of December 31, 2022, we had approximately 800 full-time employees in the United States and 140 full-time employees in Italy. None of our employees are represented by a labor union. We believe our employee relations are good. Our employees are either employed directly through us or through a staffing agency.
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
We are also subject to disclosure requirements regarding abusive labor practices in portions of our supply chain under the California Supply Chain Act and have implemented a supply chain monitoring program.
Quality Control/Food Safety
We utilize a comprehensive food safety and quality management program, which employs strict manufacturing procedures, expert technical knowledge on food safety science, employee training, ongoing process innovation, use of quality ingredients and both internal and independent auditing.
Our Paramount, California, Albuquerque, New Mexico, Youngstown, Ohio and Prossedi, Italy facilities each has a Food Safety Plan (“FSP”) that focuses on preventing food safety risks and is compliant with the requirements set forth under the FSMA. In addition, each facility has at least one Preventive Controls Qualified Individual who has successfully completed training in the development and application of risk-based preventive controls at least equivalent to that received under a standardized curriculum recognized by the FDA and by MOH.
All of our manufacturing sites and suppliers comply with the Global Food Safety Initiative. All of our manufacturing sites are certified against a standard recognized by Brand Reputation through Compliance Global Standards and/or Safe Quality Foods Institute. These standards are integrated food safety and quality management protocols designed specifically for the food sector and offer a comprehensive methodology to manage food safety and quality. Certification provides an independent and external validation that a product, process or service complies with applicable regulations and standards.
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
Independent Certification
In the United States, our organic products are certified in accordance with the USDA’s National Organic Program through Quality Assurance International and Oregon Tilth, third-party certifying agencies. In Italy, our organic products are certified by the ICEA (Icea Istituto Per La Certificazione Etica Ed Ambientale).
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

Available Information
We file annual, quarterly and current reports, proxy statements and other information with SEC. Our SEC filings are available to the public over the internet at the SEC’s website at www.sec.gov. Our SEC filings are also available free of charge on the Investor Information page of our website at www.tattooedchef.com as soon as reasonably practicable after they are filed with or furnished to the SEC. Our website and the information contained on or through that site are not incorporated into this Annual Report on Form 10-K.
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
See Note 1 Basis of Presentation and Significant Accounting Policies under “Going Concern” in our consolidated financial statements that appear elsewhere in this Annual Report on Form 10-K for details regarding our going concern consideration. We have historically incurred losses and expect to continue to generate operating losses and consume cash resources in the near term. These conditions raise substantial doubt about our ability to continue as a going concern for a period of twelve months from the date the consolidated financial statements are issued and may cause us to continue to be unable to maintain compliance with our financial covenants giving the lenders the right to accelerate repayment of the line of credit and note payable. We have implemented and continue to implement plans to achieve operating profitability, including various margin improvement initiatives, the optimization of our pricing strategy, and new product innovation.
We will seek outside capital for the foreseeable future until we begin generating positive cash flow. However, there can be no assurances that we will be able to obtain additional capital on terms acceptable to us or at all. Our ability to raise additional capital may be adversely impacted by the potential worsening of global economic conditions, including inflationary pressures, and the recent disruptions to, and volatility in, the credit and financial markets in the United States.
We may be unable to sustain our revenue growth rate and, as our costs increase, generate sufficient revenue to return to profitability over the long term.
From 2021 to 2022, our revenue grew from $208.0 million to $230.9 million, which represents a year over year growth rate of 11.0%. This growth has placed significant demands on our management, financial, operational, technological and other resources. Our operating expenses and capital expenditures increased substantially over the past two years as we invested to increase our customer base, expand our marketing channels, invest in distribution and manufacturing facilities, pursue expansion, hire additional employees, and enhance our technology and production capabilities. In addition, commencing in the fourth quarter of Fiscal 2020, we began incurring additional costs as a public company, which continues. We incur significant expenses in developing our innovative products, securing an adequate supply of raw materials, obtaining and storing ingredients and other products and marketing the products we offer. In addition, many expenses, including some of the costs associated with existing and any future manufacturing facilities, are fixed.
Although we have grown rapidly over the last several years, our revenue growth rate may slow over time for a number of reasons, including increasing competition, market saturation, slowing demand for our offerings, increasing regulatory costs and challenges, the impact of COVID-19, and failure to capitalize on growth opportunities, and we may not be able to achieve sufficient revenue to sustain profitability. Accordingly, we may continue to incur losses for the foreseeable future.
We may require additional financing to achieve our goals and a failure to obtain this necessary capital when needed on acceptable terms, or at all, may negatively impact our product manufacturing and development, and other operations.

We plan to continue to expand into additional markets we may choose to pursue. These expenditures are expected to include costs associated with research and development, the acquisition or expansion of manufacturing and supply capabilities, as well as marketing and selling existing and new products. In addition, other unanticipated costs may arise.
Our operating plan may have to change because of factors currently unknown to us, and we may not be able to obtain additional funds including through public equity or debt financings or other sources. Such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may adversely affect our business.
Our future capital requirements depend on many factors, including:
•the expenses associated with our marketing initiatives;
•investment in manufacturing to expand manufacturing and production capacity;
•the costs required to fund domestic and international growth;
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
Our debt exposes us to adverse changes in interest rates during times, if any, that we avail ourselves of our credit facility.
We may continue to be in a position of non-compliance with financial covenants.

We may continue to be in a position of non-compliance with our financial covenants on our primary line of credit (the “Credit Facility”) and notes payable in the United States, which could adversely affect on our business, financial condition, and results of operations. Factors that could lead to continued non-compliance include unexpected changes in market conditions, increased competition, and other factors beyond our control.

Our Credit Facility and notes payable in the United States contain financial covenants, including requirements to maintain certain ratios. Our Credit Facility contains a financial covenant that requires us to maintain a minimum negative $30.0 million of consolidated adjusted EBITDA for the trailing 2-quarters period ended December 31, 2022. We were not in compliance with the adjusted EBITDA minimum requirement as of December 31, 2022 and as of the date our consolidated financial statements were issued. In addition, we were not in compliance with the financial covenants on certain of our notes payable in the United States as of December 31, 2022 and as of the date our consolidated financial statements were issued. Our ability to comply with these covenants depends on various factors, including our operating performance and the condition of the markets in which we operate.

We are in default under our Credit Facility and notes payable in the United States, which could result in an acceleration of our debt, termination of our credit facilities and notes payable, and other adverse consequences. Even if we are able to obtain waivers or amendments from our lenders, the process of obtaining such waivers or amendments could be time-consuming and expensive, and could require us to agree to additional terms and conditions that could adversely affect our business. Moreover, if we fail to secure a waiver or avoid forbearance from the lenders, the failure could accelerate the repayment of the outstanding borrowings under the Credit Facility and notes payable in the United States, or the exercise of other rights or remedies the lender may have under the loan documents and applicable law. While management believes we will be able to secure additional outside capital, no assurances can be provided that such capital will be obtained or on terms that are acceptable to us.

Our continued non-compliance with financial covenants could adversely affect on our business, financial condition, and results of operations, including our ability to access credit on favorable terms or at all, and our ability to execute on our strategic objectives.
Our operations may be exposed to inflation risk, which could adversely affect our results of operations.
During Fiscal 2022, some of our ingredients, packaging, freight and storage costs increased at a rapid rate. We use a variety of strategies to seek to offset the cost inflation. However, we may not be able to generate sufficient productivity improvements or implement price increases to fully offset these cost increases, or do so on an acceptable timeline. Our inability or failure to do so could harm our business, results of operations and financial condition.
We have recently recognized impairment charges for goodwill and we may need to recognize further impairments for other assets in the future, which could materially adversely impact our financial condition and results of operations.
The carrying value of goodwill was $25.6 million, net of measurement period adjustment, before a triggering event occurred during the year ended December 31, 2022, which necessitated interim assessments for impairment. We regularly evaluate our assets for impairment in line with GAAP. Further impairments to other long-lived assets can arise due to negative industry or economic trends, business disruptions, changes in asset usage, divestitures, and declines in market capitalization.

We recognized a full goodwill impairment charge of $25.6 million for the year ended December 31, 2022. (See Note 10 Intangible assets, net and goodwill in our consolidated financial statements that appear elsewhere in this Annual Report on Form 10-K). This impairment indicates that the fair value of the reporting unit is less than its carrying amount. The macroeconomic environment, such as inflationary pressures and supply chain disruptions, a sustained decline in share price, and the sales and profitability outlook for the affected reporting unit, primarily drove this impairment. The impairment charge had an adverse impact on our results of operations for the year ended December 31, 2022, and additional impairment charges for other assets in the future could have further adverse effects on our results of operations.

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
We are subject to substantial customer concentration risk, with four customers accounting for approximately 62% of our net revenue for the year ended December 31, 2022. The four customers individually accounted for approximately 26%, 14%, 11%, and 11%, respectively, of our net revenue for the year ended December 31, 2022. In addition, three customers accounted for approximately 16%, 15% and 10% of total accounts receivable as of December 31, 2022. Accordingly, any factor adversely affecting sales generally with these customers (such as competitive pressures, declining sales, or store closings, among others), or any reduction or elimination by these customers of carrying our products, could adversely affect our business, financial condition and the result of our operations.
Our success, and our ability to increase revenue and operate profitably, depends in part on our ability to retain and keep existing customers, particularly those noted above, engaged so that they continue to purchase products from us, and to acquire new customers cost-effectively. We intend to continue to expand our number of retail customers as part of our growth strategy. If we fail to retain existing customers and to attract and retain new customers, our business, financial condition and results of operations could be adversely affected.
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

Our success is substantially dependent on the continued service of certain members of senior management, including Salvatore “Sam” Galletti, our founder, President and Chief Executive Officer, Stephanie Dieckmann, our Chief Financial Officer, Sarah Galletti, the “Tattooed Chef” and our Chief Creative Officer, Giuseppe Bardari, President of Ittella Italy and our Chief Operating Officer. These executives have been primarily responsible for determining the strategic direction of our business and for executing our growth strategy and are integral to our brand, culture, product development and the reputation we enjoy with suppliers, co-manufacturers, distributors, customers and consumers. In particular, Ms. Galletti is responsible for leading our branding initiatives, creative strategy, and product development. In addition, Mr. Galletti and Ms. Galletti have historically been the primary sales and marketing contacts for our customers. The loss of the services of any of these executives could adversely affect our business, relationship with key customers and suppliers, branding, creative strategies, and prospects, as we may not be able to find suitable individuals to replace them on a timely basis, if at all. In addition, any such departure could be viewed in a negative light by investors and analysts, which may cause the price of any of our publicly traded securities to decline. We do not currently carry key-person life insurance for any of our management team.
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
None of our customers provide us with firm, long-term or short-term volume purchase commitments. As a result, we could have periods during which we have no or limited orders for our products but will continue to have fixed costs. We may not be able to find new customers in a timely manner if we experience no or limited purchase orders. Periods of no or limited purchase orders for our products, particularly from one or more of our four largest customers, could adversely affect our business, financial condition and results of operations.

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
•successfully integrate any acquired companies or additional production capacity (see “ – Future acquisitions or investments could disrupt our business and harm our financial condition”); and
•expand into new geographic markets.
We may not be able to do any of the foregoing successfully. If we do not effectively implement our growth strategy, we may not be able to execute on our business plan, respond to competitive pressures, take advantage of market opportunities, satisfy customer requirements or maintain high-quality product offerings, any of which could harm our business, brand, results of operations and financial condition.
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
Further, we compete against other large, well-capitalized food companies who have significantly greater resources than we do. Therefore, we may have limited success, or none at all, in increasing brand awareness and favorability around the Tattooed Chef brand.
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
Ingredient, packaging, freight and storage costs are volatile and have risen and may continue to rise significantly, which may negatively impact the profitability of our business.
We purchase large quantities of raw materials outside of the United States, including from Italy and Brazil. In addition, we purchase and use significant quantities of cardboard, film, and plastic to package our products.

Costs of ingredients, packaging, freight and storage are volatile and have fluctuated and may continue to fluctuate due to conditions that are difficult to predict, including global competition for resources, weather conditions, consumer demand and changes in governmental trade and agricultural programs. Volatility in the prices of raw materials and other supplies we purchase and in the freight and storage cost have increased and could further increase our cost of goods sold and reduce our profitability. Moreover, we may not be able to implement price increases for our products to cover any increased costs, and any price increases we do implement may result in lower sales volumes. If we are not successful in managing our ingredient, packaging, freight and storage costs, if we are unable to increase our prices to cover increased costs or if these price increases reduce sales volumes, then these increases in costs could adversely affect our business, results of operations and financial condition.
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
While we do not operate in Russia or Ukraine, the increasing tensions between the United States and Russia and the other effects of the ongoing conflict in Ukraine, have resulted in many broader economic impacts such as the United States imposing sanctions and bans against Russia and Russian products imported into the United States. Such sanctions and bans have and may continue to impact commodity pricing such as fuel and energy costs, making it more expensive for us and our carriers to deliver products to our customers. During 2022, the inflated energy cost in Europe adversely impacted our growers and our manufacturing subsidiary in Italy. Further sanctions, bans or other economic actions in response to the ongoing conflict in Ukraine could result in a further increase in costs, disruptions to our supply chain, or a lack of consumer confidence resulting in reduced demand. Any of them could further negatively impact our business, results of operations, and financial condition.
Our revenues and earnings may fluctuate as a result of promotional activities.
We offer sales discounts and promotions through various programs to customers that may occasionally result in reduced revenues or margins. These programs include in-store demonstrations, product discounts, temporary on shelf price reductions, off-invoice discounts, sales samples, retailer promotions, product coupons, and other trade activities we may implement in the future, depending on the customer. At times, these promotional activities may adversely affect our revenues and results of operations. During 2022 the trade spend allowance was utilized to drive trial by the consumer as the brand entered new stores across the United States. In 2023, the Company will reduce the in-store promotions to levels that are consistent with other brands in the frozen better for you area of the store. The reduction in promotions and discounts could affect the sales of the branded items.
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

A subsidiary of ours, Ittella Italy, is involved in certain litigation related to the death of an independent contractor who fell off the roof of Ittella Italy’s premises while performing pest control services. The case was brought by five relatives of the deceased worker. The five plaintiffs are seeking collectively €1.9 million from the defendants. In addition to Ittella Italy, the pest control company for which the deceased was working at the time of the accident is a co-defendant. Furthermore, under Italian law, the president of an Italian company is automatically criminally charged if a workplace death occurs on site. Ittella Italy has engaged local counsel, and while local counsel does not believe it is probable that Ittella Italy or its president will be found culpable, Ittella Italy cannot predict the ultimate outcome of the litigation. Ultimately, a trial will be required to determine if the defendants are liable, and if they are liable, a second separate proceeding will be required to establish the amount of damages owed by each of the co-defendants. As of the reporting date, the insurance company paid €0.2 million to settle the civil portion of the case and the criminal portion is outstanding. Based on local counsel's professional estimation, our remaining liability exposure could be from zero to €0.4 million. Ittella Italy believes any required payments could be covered by its insurance policy; however, it is not probable to determine the amount at which the insurance company will reimburse Ittella Italy or whether any reimbursement will be received at all. Based on information received from its Italian lawyers, Ittella Italy believes that the litigation may continue for a number of years before it is finally resolved. Based on the assessment by management together with the independent assessment from its local legal counsel, we believe that a loss is currently not probable and an estimate cannot be made.
On December 23, 2022, a purported class action lawsuit was filed in the United States District Court for the Central District of California against us, our Chief Executive Officer, Salvatore Galletti, and our Chief Financial Officer, Stephanie Dieckmann. The complaint alleges generally that during the purported class period between March 20, 2021 and October 12, 2022, we and the named executive officers made misleading statements and/or failed to disclose material facts about our business and operations due to alleged material weaknesses in our financial reporting internal controls. The complaint seeks to assert claims for violations of Section 10(b) (and Rule 10b-5 promulgated thereunder) and Section 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, and seeks unspecified damages. The Court has appointed a lead plaintiff and lead plaintiff's counsel and has set a deadline for the lead plaintiff to file an amended complaint. At this time, it is not possible to estimate any potential material losses or predict the outcome of our anticipated motion to dismiss.
On March 17, 2023, a verified derivative complaint was filed in the United States District Court for the Central District of California against certain of our officers and directors. The complaint alleges: (1) breach of fiduciary duty, (2) unjust enrichment, (3) abuse of control, (4) gross mismanagement, (5) waste of corporate assets, (6) violations of Section 14(a) of the Exchange Act, and (7) contribution under sections 10(b) and 21D of the Exchange Act. At this time, it is not possible to estimate any potential material losses or predict the outcome of our anticipated motion to dismiss.
On April 3, 2023, a second and related verified derivative complaint was filed in the United States District Court for the Central District of California against certain of our officers and directors. The complaint alleges: (1) violations of Section 14(a) of the Exchange Act, (2) breach of fiduciary duty, and (3) unjust enrichment, (4) aiding and abetting breaches of fiduciary duty, (5) waste of corporate assets, and (6) violations of sections 10(b) and 21D of the Exchange Act. The Court consolidated this action with the other related derivative action and appointed lead counsel and the parties are entering stay discussions. At this time, it is not possible to estimate any potential material losses or predict the outcome of our anticipated motion to dismiss.
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
We operate and sell our products primarily in the United States and, therefore, are particularly susceptible to adverse regulations, economic climate, consumer trends, market fluctuations, and other adverse events in the United States. The concentration of our businesses in the United States could present challenges and may increase the likelihood that an adverse event in the United States would adversely affect our product sales, financial condition and operating results.
If we experience the loss of one or more of our food brokers that cannot be replaced in a timely manner, results of operations may be adversely affected.
We utilize food brokers to assist in establishing and maintaining relationships with certain key customers, which represent the bulk of our revenue. We have written agreements with several different brokers, each of whom facilitates our relationship with a different key customer. Pursuant to these agreements, our brokers are entitled to a commission based on the revenue they facilitate between us and our key customers. Commissions range from 1.5% to 3.0% of sales, with the exception of one broker to whom we owe commissions 5.0% of sales, this broker agreement has been subsequently cancelled in April 2023. The loss of any one of these food brokers could negatively impact the customer relationship resulting in our business, results of operation and financial condition being adversely affected.
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
Our disclosure controls and procedures were not effective as of and for the years ended December 31, 2022 and 2021. Failure to achieve and maintain effective internal controls over financial reporting could lead to misstatements in our financial reporting and adversely affect our business.
Ineffective internal control over financial reporting could result in errors or misstatements in our financial statements, reduce investor confidence, and adversely impact our stock price. As discussed in Part II, Item 9A “Controls and Procedures” in this Annual Report on Form 10-K, our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2022. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of December 31, 2022 because of the material weaknesses in our internal control over financial reporting described in Part II, Item 9A “Controls and Procedures” in this Annual Report on Form 10-K.
If we are unable to attract, train and retain employees, we may not be able to grow or successfully operate our business.
Our success depends in part on our ability to attract, train and retain a sufficient number of employees who understand and appreciate our culture and can represent our brand effectively and establish credibility with our business partners and customers. We believe a critical component of our success has been our company culture and long-standing core values. We have invested substantial time and resources in building our team. Furthermore, as sales grow and customers are acquired, we added employees to serve in the production, finance and accounting, and sales and marketing functions. If we are unable to retain employees capable of meeting our business needs and expectations, or if we fail to preserve our company culture among a larger number of employees dispersed in various geographic regions as we continue to grow and develop the infrastructure associated with being a public company, our business and brand image may be impaired. Any failure to meet staffing needs or any material increase in turnover rates of employees may adversely affect our business, results of operations and financial condition.

In order to meet demand, we also rely on temporary employees procured through staffing agencies. In the future, we may be unable to attract and retain employees with the required skills, whether or not through staffing agencies, which could impact our ability to expand operations or meet customer demand.
We need to complete the implementation of our Enterprise Resource Planning (“ERP”) system. Significant additional costs, cost overruns and delays in connection with the implementation of an ERP system may adversely affect results of operations.
We are in the process of implementing a company-wide ERP system. Ittella International, LLC (“Ittella International”), our major subsidiary in Paramount, California and subsidiaries in New Mexico, have completed the initial installation and implementation and started operating under the ERP system in 2022. We will implement the ERP system to the remaining active subsidiaries in 2023. This is a lengthy and expensive process that will result in a diversion of resources from other operations. Any disruptions, delays or deficiencies in the design and/or implementation of the new ERP system, particularly any disruptions, delays or deficiencies that impact operations, could adversely affect our ability to run and manage our business effectively.
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
Our operations are subject to extensive regulation by the FDA, including new food allergen list and re-release 2022 edition of the FDA Food Code. We also must comply with regulations from the FTC, and other foreign, federal, state and local authorities. Specifically, for products manufactured or sold in the United States, we are subject to the requirements of the Federal Food, Drug and Cosmetic Act and regulations promulgated thereunder by the FDA. This comprehensive regulatory program governs, among other things, the manufacturing, composition and ingredients, packaging, labeling and safety of food. Under this program, the FDA requires that facilities that manufacture food products comply with a range of requirements, including risk-based hazard analysis and preventive controls regulations, current good manufacturing practices, or cGMPs, and supplier verification requirements including foreign supplier verification program. Our processing facilities, as well as those of our suppliers, are subject to periodic inspection by foreign, federal, state and local authorities. We do not control the manufacturing processes of, and rely upon, suppliers for compliance with cGMPs for the manufacturing of some products by our suppliers. If we or our suppliers cannot successfully manufacture products that conform to our specifications and the strict regulatory requirements of the FDA or other regulators, we or our suppliers may be subject to adverse inspectional findings or enforcement actions, which could impact our ability to market our products, could result in our suppliers’ inability to continue manufacturing for us, or could result in a recall or withdraw of our product that has already been distributed. In addition, we rely upon our suppliers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable state, local or foreign regulatory authority determines that we or our suppliers have not complied with the applicable regulatory requirements, our business may be impacted. The FTC and other authorities regulate how we market and advertise our products, and we could be the target of claims relating to alleged false or deceptive advertising under federal, state, and foreign laws and regulations. Changes in these laws or regulations or the introduction of new laws or regulations could increase the costs of doing business for us or our customers or suppliers or restrict our actions, causing our operating results to be adversely affected.
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
Our failure to prepare and timely file our periodic reports with the SEC limits our access to the public markets to raise debt or equity capital and restricts our ability to issue equity securities.
Our failure to file this Annual Report on Form 10-K, as well as our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2022, in a timely manner has resulted in us not being current in our reporting requirements with the SEC. This has limited our ability to access the public markets to raise capital through debt or equity, and may prevent us from pursuing business strategies or transactions that we believe could be beneficial to our business. As of now, we are not eligible to use a registration statement on Form S-3, which allows us to continuously incorporate our SEC reports into the registration statement, or to use “shelf” registration statements for offerings until approximately one year from the date that we regain and maintain our status as a current filer. If we decide to pursue a public offering, we would have to file a registration statement on Form S-1, which would need to be reviewed and declared effective by the SEC. This process would take significantly longer than using a registration statement on Form S-3, increase our transaction costs, and adversely impact our ability to raise capital or complete acquisitions of other companies in a timely manner if we are not able to conduct offerings using alternative methods.
Our failure to meet the continued listing requirements of the Nasdaq Capital Market could result in a delisting of our common stock.
Our common stock is listed on the Nasdaq Capital Market under the symbol “TTCF”. In order to maintain that listing, we must satisfy minimum financial and other requirements including, without limitation, timely filing periodic reports, the minimum stockholders equity requirement and the minimum bid price requirement. Nasdaq Listing Rule 5250(c)(1) requires listed companies to timely file all required periodic financial reports with SEC. Nasdaq Listing Rule 5550(a)(2) requires listed securities to maintain a minimum bid price of USD 1.00 per share and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of 30 consecutive business days. As of May 9, 2023, the closing price of our common stock was $1.44, near the $1.00 minimum bid price for continued listing on the Nasdaq Capital Market.
Our failure to meet the continued listing requirements of the Nasdaq Capital Market could result in a delisting of our common stock. Under the listing rules, if a company falls out of compliance with the $1.00 minimum bid price, the company will not be able to avail itself of any compliance periods and Nasdaq will instead require the issuance of a Staff delisting determination, which is able to appeal to a hearings panel. Our ability to remain listed on the Nasdaq Capital Market may be negatively impacted by this new Nasdaq rule.
In addition, we were unable to timely file this Annual Report on Form 10-K, as well as our Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, which resulted in us not being in compliance with Nasdaq Listing Rule 5250(c)(1). We subsequently filed this Annual Report on Form 10-K and such Quarterly Report on Form 10-Q within the additional period granted by Nasdaq. However, it is possible that we will be unable to timely file future periodic reports in a timely manner. If we fail to regain and maintain compliance with Nasdaq’s continued listing requirements, Nasdaq may take steps to delist our common stock.
Delisting from Nasdaq could adversely affect our ability to raise additional financing through the public or private sale of equity securities and we would incur additional costs under requirements of state “blue sky” laws in connection with any sales of our securities. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities. If our common stock is delisted by Nasdaq, the price of our common stock may decline and our common stock may be eligible to trade on the OTC Bulletin Board, another over-the-counter quotation system, or on the pink sheets, which would negatively affect the liquidity of our common stock and an investor may find it more difficult to dispose of their common stock or obtain accurate quotations as to the market value of our common stock.
We continue to actively monitor our performance with respect to the listing standards and will consider available options to resolve any deficiency and maintain compliance with the Nasdaq rules. There can be no assurance that we will be able to maintain compliance or, if we fall out of compliance, regain compliance with any deficiency, or if we implement an option that regains our compliance, maintain compliance thereafter.
Risk Factors Relating to Ownership of Our Securities
Mr. Galletti has significant influence or control over us, and his interests may conflict with those of other stockholders.
As of December 31, 2022, Mr. Galletti and Project Lily LLC, which is controlled by Mr. Galletti, own approximately 38% of our outstanding common stock. As such, Mr. Galletti has significant influence, including over the election of the members of our Board, and thereby may significantly influence our policies and operations, including the appointment of management, future issuances of our common stock or other securities, the payment of dividends, if any, the incurrence or modification of debt, amendments to our certificate of incorporation and bylaws, and the entering into of extraordinary transactions, and Mr. Galletti’s interests may not in all cases be aligned with those of other stockholders.
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
Sales of shares common stock, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. As of December 31, 2022, all of the public warrants have been exercised and sold. As of December 31, 2022, private placement warrants to purchase up to 115,160 shares of our common stock remained outstanding. See Note 17 Stockholders’ Equity to the consolidated financial statements that appear elsewhere in this Annual Report on Form 10-K.
General Risk Factors
The COVID-19 pandemic could continue to adversely impact our business, results of operations and financial condition.
The COVID-19 pandemic has adversely affected many of our business units and facilities. The ongoing impact of the pandemic on our operations is uncertain and unpredictable, both in the short and long term. The COVID-19 pandemic has introduced various risk factors that may impact our operations in one or more ways as follow but not limited to:
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
We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. While we have not experienced any cyber breaches, potential incidents of this nature could have a significant negative impact on our company in the future. In order to address risks to our information systems, we continue to make investments in personnel, technologies and training. Data protection laws and regulations around the world often require “reasonable,” “appropriate” or “adequate” technical and organizational security measures, and the interpretation and application of those laws and regulations are often uncertain and evolving; there can be no assurance that our security measures will be deemed adequate, appropriate or reasonable by a regulator or court. Moreover, even security measures that are deemed appropriate, reasonable or in accordance with applicable legal requirements may not be able to protect the information we maintain. In addition to potential fines, we could be subject to mandatory corrective action due to a cybersecurity incident, which could adversely affect our business operations and result in substantial costs for years to come. We maintain an information risk management program which is supervised by information technology management. As part of this program, we provide security trainings to employees and regularly monitor the systems to identify any emerging risks, as well as present to our senior management. As an early-stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.
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
In the future, we may pursue acquisitions of companies or of production capacity or make investments that we believe will help us achieve our strategic objectives. Although we completed three acquisitions including two business acquisitions (see Note 9 Business Combinations and Asset Acquisitions to the consolidated financial statements that appear elsewhere in this Annual Report on Form 10-K) in the United States and one asset purchase in Italy during previous two years, our management team still lacks significant experience negotiating acquisitions of other companies and integrating acquired companies. We may not be able to find suitable acquisition candidates, and even if we do, we may not be able to complete acquisitions on favorable terms, if at all. If we do complete acquisitions, we may not ultimately achieve our goals or realize anticipated benefits. Pursuing acquisitions and any integration process related to acquisitions will require significant time and resources and could divert management time and focus from operation of our then-existing business, and we may not be able to manage the process successfully. Any acquisitions we complete could be viewed negatively by customers or consumers. An acquisition, investment or business relationship may result in unforeseen operating difficulties and expenditures, including disrupting ongoing operations and subjecting us to additional liabilities, increasing expenses, and adversely impacting our business, financial condition and operating results. Moreover, we may be exposed to unknown liabilities related to the acquired company or product, and the anticipated benefits of any acquisition, investment or business relationship may not be realized if, for example, we fail to successfully integrate an acquisition into our business. To pay for any such acquisitions, we would have to use cash, incur debt, or issue equity securities, each of which may affect our financial condition or value. If we incur more debt it would result in increased fixed obligations and could also subject us to covenants or other restrictions that would impede our ability to manage our operations. Our acquisition strategy could require significant management attention, disrupt our business and harm our business, financial condition and results of operations.
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
Our stock price is likely to continue to be volatile. The trading prices of the securities of companies in our industry have been highly volatile. As a result of this volatility, investors may not be able to sell their common stock at or above their purchase price. The market price of our common stock and warrants may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
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
•lawsuits threatened or filed against us for claims relating to intellectual property, employment issues, inadequate disclosure or otherwise;
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
In April 2021, we acquired the processing facility in Prossedi, Italy with approximately 7.0 acres of land and over 100,000 square feet manufacturing facility with machinery and equipment. In December 2021, we leased approximately 270,000 square feet of cold storage facility in Ceccano, Italy, which allows us to better manage inventory and take advantage of seasonal purchases of raw materials during the peak harvest season.
On November 12, 2021, we entered into a 10-year lease expiring December 31, 2031 with two 5-year renewal options. Under the terms of the lease, we will lease approximately 46,510 square feet freestanding industrial building situated on 76,230 square feet of land for our distribution center in Vernon, California.
On August 19, 2022, we entered into an equipment purchase agreement and assumed a lease for an 80,000 square feet manufacturing facility located in Albuquerque, New Mexico. The facility is located near our Karsten and NMFD production facilities. This lease expires on November 30, 2024 and is subject to two options to extend the term of the lease, each for an additional five year term.
In addition, we lease various cold storage spaces in the United States which allows for effective promoting and presenting our products to more wide and distant markets.
We believe that our current facilities are adequate to meet ongoing needs and that, if we require additional space, we will be able to obtain additional facilities on commercially reasonable terms.
Item 3. Legal Proceedings.
From time to time, we are involved in various litigation matters arising in the ordinary course of business. The Company does not believe the disposition of any current matter will have a material effect on its consolidated financial position or results of operations and cash flows.
A subsidiary of ours, Ittella Italy, is involved in certain litigation related to the death of an independent contractor who fell off of the roof of Ittella Italy’s premises while performing pest control services. The case was brought by five relatives of the deceased worker. The five plaintiffs were originally seeking collectively €1.9 million from the defendants. In addition to Ittella Italy, the pest control company for which the deceased was working at the time of the accident is co-defendant. Furthermore, under Italian law, the president of an Italian company is automatically criminally charged if a workplace death occurs on site. Ittella Italy has engaged local counsel, and while local counsel does not believe it is probable that Ittella Italy or its president will be found culpable, Ittella Italy cannot predict the ultimate outcome of the litigation.

Ultimately, a trial will be required to determine if the defendants are liable, and if they are liable, a second separate proceeding will be required to establish the amount of damages owed by each of the co-defendants. As of the reporting date, the insurance company paid €0.2 million to settle the civil portion of the case and the criminal portion is outstanding. Based on local counsel's professional estimation, our remaining liability exposure could be from zero to €0.4 million. Ittella Italy believes any required payments could be covered by its insurance policy; however, it is not probable to determine the amount at which the insurance company will reimburse Ittella Italy or whether any reimbursement will be received at all. Based on information received from its Italian lawyers, Ittella Italy believes that the litigation may continue for a number of years before it is finally resolved. Based on the assessment by management together with the independent assessment from its local legal counsel, we believe that a loss is currently not probable and an estimate cannot be made.
On December 23, 2022, a purported class action lawsuit was filed in the United States District Court for the Central District of California against us, our Chief Executive Officer, Salvatore Galletti, and our Chief Financial Officer, Stephanie Dieckmann. The complaint alleges generally that during the purported class period between March 20, 2021 and October 12, 2022, we and the named executive officers made misleading statements and/or failed to disclose material facts about our business and operations due to alleged material weaknesses in our financial reporting internal controls. The complaint seeks to assert claims for violations of Section 10(b) (and Rule 10b-5 promulgated thereunder) and Section 20(a) of the Exchange Act, as amended, and seeks unspecified damages. The Court has appointed a lead plaintiff and lead plaintiff's counsel and has set a deadline for the lead plaintiff to file an amended complaint. At this time, it is not possible to estimate any potential material losses or predict the outcome of our anticipated motion to dismiss.
On March 17, 2023, a verified derivative complaint was filed in the United States District Court for the Central District of California against certain of our officers and directors. The complaint alleges: (1) breach of fiduciary duty, (2) unjust enrichment, (3) abuse of control, (4) gross mismanagement, (5) waste of corporate assets, (6) violations of Section 14(a) of the Exchange Act, and (7) contribution under sections 10(b) and 21D of the Exchange Act. At this time, it is not possible to estimate any potential material losses or predict the outcome of our anticipated motion to dismiss.
On April 3, 2023, a second and related verified derivative complaint was filed in the United States District Court for the Central District of California against certain of our officers and directors. The complaint alleges: (1) violations of Section 14(a) of the Exchange Act, (2) breach of fiduciary duty, and (3) unjust enrichment, (4) aiding and abetting breaches of fiduciary duty, (5) waste of corporate assets, and (6) violations of sections 10(b) and 21D of the Exchange Act. The Court consolidated this action with the other related derivative action and appointed lead counsel and the parties are entering stay discussions. At this time, it is not possible to estimate any potential material losses or predict the outcome of our anticipated motion to dismiss.
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
Holders
As of May 9, 2023, there were 36 holders of record of our shares of common stock. The actual number of stockholders of our common stock is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares of common stock are held in street name by banks, brokers and other nominees.
Dividends
We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends in the foreseeable future. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements, contractual restrictions under our credit facility and other factors and general financial condition. The payment of any cash dividends will be within the discretion of our board of directors. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future.
Performance Graph
The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing, or otherwise subject to the liabilities under the Securities Act or Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.
The following graph depicts the total cumulative stockholder return on our common stock from September 12, 2018, the first day of trading of our common stock on the Nasdaq Global Select Market, through December 31, 2018, relative to the performance of the Nasdaq Composite Index and the S&P Food and Beverage Select Index. The graph assumes an initial investment of $100 in our common stock at the market close on September 12, 2018, which was the initial trading day on a stand-alone basis. The closing of our business combination with Forum occurred on October 15, 2020. The performance shown in the graph below is not intended to forecast or be indicative of future stock price performance.

	9/12/2018	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/30/2022*
Tattooed Chef Inc.	$100.00	$100.84	$106.69	$239.18	$162.38	$12.85
Nasdaq Composite	$100.00	$83.42	$112.80	$162.03	$196.69	$131.58
S&P Food and Beverage Select Industry Index	$100.00	$86.17	$103.66	$122.17	$139.48	$135.73
* Last trading day at year end
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
Discussions of 2020 items and year-to-year comparisons between 2021 and 2020 are not included in this Annual Report on Form 10-K, and can be found in Part II, Item 7 of the Company’s Annual Report on Form 10-K/A filed on November 17, 2022 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Overview
We are a rapidly growing plant-based food company offering a broad portfolio of innovative frozen foods. We supply plant-based products to leading retailers in the United States, with signature products such as ready-to-cook bowls, zucchini spirals, riced cauliflower, acai and smoothie bowls, cauliflower crust pizza, wood fire crusted pizza, handheld burritos, bars and quesadillas. Our products are available both in private label and our Tattooed Chef™ brand mainly in the frozen food section of retail food stores.
We've completed two business acquisitions and one asset acquisition during the past two years (see Note 9 Business Combinations and Asset Acquisitions for additional information). NMFD and BCI primarily manufacture private label products. The Karsten facility, which was acquired together with NMFD in the second quarter of 2021, started operations during the first quarter of 2023. In the third quarter of 2022, we entered into an equipment purchase agreement, whereby we acquired certain manufacturing and production assets and assumed an 80,000 square foot manufacturing facility in Albuquerque, New Mexico. The New Mexico manufacturing facilities are expected to manufacture Tattooed Chef branded salty snacks, Mexican entrees, traditional entree bowls and private label products. In the fourth quarter of 2021, we completed the Belmont Acquisition and BCI began manufacturing Tattooed Chef branded products during the third quarter of 2022 in addition to legacy private label products. We anticipate continued growth in Tattooed Chef branded products primarily due to new product introductions and further stock keeping units ("SKUs") and store count expansion with current customers. While we are primarily focused on growing our branded business, we will continue to support our private label channel and evaluate new private label opportunities as they arise.
Segment Information
We have one operating segment and one reportable segment, as our chief operating decision maker, our Chief Executive Officer, reviews financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance.
Trends and Other Factors Affecting Our Operating Performance
Our management team monitors the following trends and factors that could impact our operating performance.
•Revenue Strategy — Up until the end of 2019, our revenue growth strategy was focused on private label products, but starting at the beginning of 2020, our strategy shifted towards growing the sales of “Tattooed Chef” branded products, which were approximately 57% of net revenue in Fiscal 2020, 61% of net revenue in Fiscal 2021, and 51% of net revenue in Fiscal 2022. The decrease of the percentage in 2022 was due to the newly acquired NMFD and BCI facilities, which primarily manufactured private label products in 2022. The Company will continue to focus on product innovation within the branded Tattooed Chef products moving forward, while maintaining a healthy mix of private label items.
•Long-Term Consumer Trends, and Demand — We participate in the North American frozen food category. We believe our innovative food offerings converge with consumer trends and demands for great-tasting, wholesome, plant-based foods made from sustainably sourced ingredients, including preferences for flexitarian, vegetarian, vegan, organic, and gluten-free lifestyles. We expect consumer trends towards these healthier lifestyles to continue.
•Competition — We compete with companies that operate in the highly competitive plant-based and frozen food segments, many of which have substantially greater financial resources, more comprehensive product lines, broader market presence, longer-standing relationships with distributors, retailers, and suppliers, longer operating histories, greater production and distribution capabilities, stronger brand recognition and greater marketing resources than we do. We believe that Tattooed Chef's principal competitive factors in this category include, among others, taste, nutritional profile, ingredients, cost and convenience.
•Operating Costs — Our operating costs include raw materials, direct labor and other wages and related benefits, manufacturing overhead, selling, distribution, and other general and administrative expenses. We select raw material contracts with growers and cooperatives in Italy that allow us to better control ingredient costs.
•Sales and Marketing Costs — As we continue to grow our “Tattooed Chef” product portfolio, we have added critical internal team members to our sales and marketing team and brought in house key roles and services to service our expanding Tattooed Chef branded customer base. Marketing expenditures are primarily on sales commission and advertisement. We have also hired a national marketing firm to implement campaigns for digital video and display, connected television, social media and search engine marketing. As we expand and grow revenue, we continue to build out a brand management team (to support Ms. Galletti, who currently oversees all “Tattooed Chef” marketing efforts) to focus on digital marketing, social media and other marketing functions. In 2023, we are redirecting our sales and marketing costs to in house and more of a social media approach utilizing influencers and connecting on a more personal level with our consumer.
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
•Debt Obligations — We regularly evaluate our debt obligations, which primarily consist of revolving lines of credit in the United States and Italy and a note payable borrowed from related party used to finance working capital requirements. The line of credit outstanding balance was $20.3 million and $1.2 million as of December 31, 2022 and 2021, respectively. As of December 31, 2022, we borrowed $10.0 million from Salvatore Galletti to be used for operations. Ittella Italy entered into several line of credits and notes used for working capital requirements. Additionally, Ittella Properties and Karsten have notes with financial institutions through financing arrangements. (See Note 16 Indebtedness and Note 19 Related Party Transactions to the consolidated financial statements that appear elsewhere in this Annual Report on Form 10-K). Due to our operating loss results, we are not in compliance with financial covenants and we are seeking additional financing sources that may be adversely impacted by potential worsening of global economic conditions, including, banking crisis, interest rate environment, inflationary pressures, and the recent disruptions to, and volatility in, the credit and financial markets in the United States.
•Currency Hedging — We currently incur some costs and expenses in Euros and expect in the future to incur additional costs and expenses in that currency. As a result, revenues and results of operations are subject to foreign exchange fluctuations. We utilize currency hedging (or purchase forward currency contracts) to mitigate currency exchange rate fluctuations.
•Acquisitions — We made two strategic business acquisitions in 2021 and one asset acquisition in 2022 that are strategically aligned with our mission and needs.
•Goodwill impairment — We recorded an impairment charge of $25.6 million, fully impairing goodwill, during the fourth quarter of 2022 resulting from the fair value of the Company’s single reporting unit being less than its carrying amount as of December 31, 2022.
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

Results of Operations
The following table sets forth selected items in our consolidated financial data in dollar amounts and as a percentage of revenue for the period represented:
Fiscal Year Ended December 31, 2022 Compared to Fiscal Year Ended December 31, 2021

	Fiscal Year Ended December 31,
(in thousands)	2022	% of net revenue	2021	% of net revenue
Net revenue	$230,929	100.0%	$207,994	100.0%
Cost of goods sold	244,332	105.8%	190,857	91.8%
Gross (loss) profit	(13,403)	(5.8)%	17,137	8.2%
Selling, general and administrative	98,263	42.6%	54,173	26.0%
Goodwill impairment	25,552	11.1%	—	—%
Total operating expenses	123,815	53.6%	54,173	26.0%
Loss from operations	(137,218)	(59.4)%	(37,036)	(17.8)%
Interest expense	(674)	(0.3%)	(261)	(0.1)%
Other expense	(2,479)	(1.1%)	(2,222)	(1.1)%
Loss before provision for income taxes	(140,371)	(60.8%)	(39,519)	(19.0)%
Income tax expense	1,112	0.5%	47,439	22.8%
Net loss	$(141,483)	(61.3%)	$(86,958)	(41.8)%
Other comprehensive loss, net of tax	$(721)	(0.3%)	$(954)	(0.5)%
Net Revenue
Net revenue increased by $22.9 million, or 11.0%, to $230.9 million for Fiscal 2022 as compared to $208.0 million for Fiscal 2021. The net revenue increase was primarily driven by an increase of $24.4 million in private label product revenue, which benefited from nearly full year revenue contribution attributable to the acquisition of BCI and partial year contribution attributable to NMFD. Other revenue (consisting primarily of burritos, enchiladas and quesadillas and other products sold by NMFD to its restaurant customers as well as co-manufacturing contracts) was up $7.7 million from partial year contribution from NMFD and other revenue items. Tattooed Chef branded product net revenue was down $9.2 million driven by higher trade spend related to our strategy of diversifying our sales channel into retail and other market channels. Branded gross revenue was up $4.3 million, while trade spend, which is a reduction of selling price and net revenue under GAAP, was up $13.0 million. Tattooed Chef gross revenue was primarily driven by expansion in the number of distribution points.
Cost of Goods Sold
Cost of goods sold increased $53.5 million, or 28.0%, to $244.3 million for Fiscal 2022 as compared to $190.9 million for Fiscal 2021. Cost of goods sold, as a percentage of net revenue, increased to 105.8% for Fiscal 2022 from 91.8% for Fiscal 2021. The increase as a percentage of net revenue was primarily driven by an approximately 6% increase from inflationary pressures on raw materials, packaging, supplies and other commodities, a 3% increase in labor and third party services, a 2% increase in freight and storage cost, and another 2% increase from operational inefficiencies as we expanded our manufacturing footprint at a greater rate than sales volume growth. We continue to focus on building more efficient distribution networks and production lines through automation.
Gross (Loss) Profit and Gross Margin
Gross (loss) profit decreased $30.5 million, to $(13.4) million for Fiscal 2022 as compared to $17.1 million for Fiscal 2021. Gross margin for Fiscal 2022 was (5.8)% as compared to 8.2% for Fiscal 2021. The decrease in gross margin is primarily driven by the previously noted inflationary pressures on our material, labor, freight and storage costs, as well as operational inefficiencies.

Operating Expenses
Operating expenses increased $69.6 million, or 128.6%, to $123.8 million for Fiscal 2022 as compared to $54.2 million for Fiscal 2021. As a percentage of net revenue, total operating expenses increased to 53.6% for Fiscal 2022 from 26.0% for Fiscal 2021. Compared to Fiscal 2021, the increase for Fiscal 2022 is primarily due to an one-time $25.6 million of goodwill impairment (see Note 10 Intangible assets, net and goodwill), a $12.2 million increase in marketing and advertising expenses, an $9.5 million increase in professional expenses, a $6.9 million increase in stock compensation expenses, a $6.4 million increase in labor expenses, a $3.2 million increase in third party cold storage, a $1.5 million increase in supplies, a $1.1 million increase in sales commission and other selling expenses, a $0.8 million increase in bad debt expenses and a $0.8 million increase in depreciation expenses.
The increases in advertising, marketing and selling fees are due to our heavy investment in the Tattooed Chef brand, in order to increase total distribution points, raise brand awareness, and grow revenue. The increase in professional expenses is mainly driven by accounting and auditing fees attributable to being a public company since October 15, 2020 and the business and asset acquisitions (see Note 9 Business Combinations and Asset Acquisitions to the consolidated financial statements that appear elsewhere in this Annual Report on Form 10-K) we completed in 2021 and 2022. The increases in stock compensation expense, labor and office supplies are primarily a result of recruiting and retaining employees that support our growing business and support the compliance requirements associated with being a public company. The increase in third party cold storage expense is primarily driven by higher inventory levels that support our higher sales volume. The increase in equipment and supplies is primarily driven by our growing headcount and operating sites. The increased bad debt expense is primarily related to one legacy food service account associated with our NMFD acquisition and the higher depreciation expense is related to our heavy investments in systems and infrastructure. The higher selling fees are primarily driven by higher sales volumes and the support of third parties to securing and maintaining those sales volumes. In Fiscal 2022, we spent approximately $1.0 million to start the implementation of an ERP software system to improve our financial reporting control environment in California and New Mexico.
We expect operating expenses to decrease over time as a percentage of net revenue as the Company focuses on profitability and positive cash flow from operations in 2023.
Other Expense, Net and Interest Expense
Other expense increased by $0.3 million for Fiscal 2022 to $2.5 million mainly due to the recognition of foreign exchange change loss in Fiscal 2022. Interest expense increased by $0.3 million for Fiscal 2022 to $0.7 million versus $0.3 million for Fiscal 2021 due to higher line of credit outstanding balance in 2022.
Income Tax Expense
Income tax expense decreased by $46.3 million, or 97.7%, to $1.1 million for Fiscal 2022 as compared to $47.4 million for Fiscal 2021. The decrease was mainly driven by $47.4 million income tax expense recognized during Fiscal 2021, which resulted from a full valuation allowance recognition with respect to our deferred tax assets. We continue to use a full valuation allowance established against our net deferred tax assets in the U.S. See Note 15 Income Taxes to the consolidated financial statements that appear elsewhere in this Annual Report on Form 10-K.
Net Loss
Net loss increased by $54.5 million, to $141.5 million for Fiscal 2022 as compared to $87.0 million for Fiscal 2021, primarily due to higher operating expenses, operational inefficiencies and higher contra revenue driven primarily by trade spend as covered above.
Other Comprehensive Loss, Net of Tax
Other comprehensive loss, net of tax, represents the effect of the Euro currency translation resulting from income statement accounts that are translated to United States dollars based on an average monthly exchange rate. Balance sheet accounts are translated to United States dollars at the balance sheet date. We recorded losses of $0.7 million and $1.0 million on foreign currency translation in Fiscal 2022 and Fiscal 2021, respectively.

Non-GAAP Financial Measures
We use non-GAAP financial information and believe it is useful to investors as it provides additional information to facilitate comparisons of historical operating results, identify trends in operating results, and provide additional insight on how our management team evaluates our business. Our management team uses Adjusted EBITDA to make operating and strategic decisions, evaluate performance and comply with indebtedness related reporting requirements. Below are details on this non-GAAP measure and the non-GAAP adjustments that the management team makes in the definition of Adjusted EBITDA. The adjustments generally fall within the categories of non-cash items, acquisition and integration costs, financing related costs and operating costs of a non-recurring nature. We believe this non-GAAP measure should be considered along with net income, the most closely related GAAP financial measure. Reconciliations between Adjusted EBITDA and net income are below, and discussion regarding underlying GAAP results are presented throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
The following table provides a reconciliation from net income to Adjusted EBITDA for Fiscal 2022 and 2021:

	Fiscal Year Ended December 31,
($ in thousands)	2022	2021
Net loss	(141,483)	(86,958)
Interest expense	674	261
Income tax expense	1,112	47,439
Depreciation and amortization	6,465	3,603
EBITDA	(133,232)	(35,655)
Adjustments
Goodwill impairment	25,552	—
Stock compensation expense	12,128	5,192
Loss on foreign currency forward contracts	2,907	2,847
Gain on warrant remeasurement	(808)	(589)
Unrealized foreign currency losses	463	—
Acquisition expenses	342	1,043
UMB ATM transaction	—	148
Implementation of ERP	990	415
Dispute resolution and related fees	—	465
Total Adjustments	41,574	9,521
Adjusted EBITDA	(91,658)	(26,134)
Pricing Policies
We negotiate different prices at our different club and retail customers based on product quantity and packaging configuration. Price increases from suppliers require that we carefully observe and evaluate costs in making decisions on price increases, while also remaining competitive in the market. We have increased marketing and advertising expenditures during recent years and will continue to evaluate the use of discounting or promotional campaigns in an effort to build the Tattooed Chef brand in the future.

Seasonality
Prior to 2021, we experienced greater demand for certain products during the third and fourth quarters, primarily due to increased demand in the summer season and increased holiday orders from retailers and club stores. In 2022, we experienced first half seasonality driven by promotional programs that ran at our largest club retail partner. We do expect this to continue into the future or until our sales concentration to this club partner declines.
Liquidity, Capital Resources and Going Concern
As of December 31, 2022, we had $5.8 million of cash and cash used in operating activities of $82.7 million. The cash outflow during Fiscal 2022 is primarily attributable to continued losses from operating activities which includes $21.6 million in marketing and advertising spend to raise our brand awareness, and $29.7 million in capital expenditures. The $29.7 million in capital expenditures was primarily related to the asset acquisition of NM Holdings and investments in various infrastructure enhancements, automation and robotic machinery that is intended to improve our production efficiency and reduce labor cost.
We have financed our operations and capital expenditures to date primarily from the reverse recapitalization that occurred on October 15, 2020 and in addition through a combination of internally generated cash from operations, available cash on hand, the ability to draw on our line of credit and borrowing from a related party, our CEO, Salvatore Galletti. In connection with the reverse recapitalization on October 15, 2020 (see Note 3 Reverse Recapitalization to the consolidated financial statements that appear elsewhere in this Annual Report on Form 10-K), we received proceeds of $187.2 million from reverse recapitalization transaction, less a $75.0 million distribution to Myjojo stockholders and $7.2 million in transaction costs. We received $74.5 million and $53.0 million of proceeds from the exercises of warrants (including both public and private warrants) during Fiscal 2021 and Fiscal 2020, respectively.
We expect to use our available cash and potential future borrowings to support and invest in our core business, including completing our investments in initiatives to improve our production efficiency to increase our cash flows from operations. Other than operating expenses, our cash requirements under our significant contractual obligations and commitments are described in Note 13 Leases and Note 16 Indebtedness to the consolidated financial statements that appear elsewhere in this Annual Report on Form 10-K, and include $23.0 million of total undiscounted lease payments, comprised of $3.4 million in 2023, $10.2 million in 2024 through 2027, and $9.4 million thereafter, and $36.6 million of total debt, of which $25.4 million is current and $11.2 million is non-current and matures primarily in 2025. Our ability to meet our cash flow positive targets is subject to a number of assumptions and uncertainties, including our ability to effectively manage our inventory and working capital, reduce costs and achieve positive gross margins, and meet certain revenue and operating expense targets that may be subject to factors beyond our control.
We are actively seeking to raise outside capital, including debt capital, subject to market and other conditions. Additionally, as part of our growth strategy, we may also raise debt capital for strategic alternatives and general corporate purposes. If additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results, and financial condition may be adversely affected.
Indebtedness
See Note 16 Indebtedness to the consolidated financial statements that appear elsewhere in this Annual Report on Form 10‑K for details regarding our indebtedness.
Lines of Credit
In the United States, our Credit Facility, as amended on August 5, 2022 to expand the Credit Facility to $40.0 million and extend the maturity to September 2025, allows us to borrow up to (a) 85% (or such lesser percentage as our lender may in its sole and absolute discretion determine from time to time) of the net amount of eligible accounts; plus, (b) the lesser of: (i) 50% of the net amount of eligible inventory (ii) $25.0 million; minus (c) the sum of all reserves. Beginning with the quarter ending September 30, 2022, we must meet the following minimum EBITDA tests: (a) for the trailing 1-quarter period ended September 30, 2022, consolidated adjusted EBITDA should not be less than negative $20.0 million; (b) for the trailing 2-quarter period ended December 31, 2022, consolidated adjusted EBITDA should not be less than negative $30.0 million; (c) for the trailing 3-quarter period ended March 31, 2023, consolidated adjusted EBITDA should not be less than negative $35.0 million; (d) for the trailing 4-quarter period ended June 30, 2023, consolidated adjusted EBITDA should not be less than negative $40.0 million; (e) for the trailing 5-quarter period ended September 30, 2023, consolidated adjusted EBITDA should not be less than negative $40.0 million; (f) and we are required to achieve positive EBITDA by the two trailing quarters ending December 31, 2023. In addition, commencing with the quarter ending December 31, 2024, we must achieve a fixed charge coverage ratio of not less than 1.00 to 1.00 each quarter. As of December 31, 2022, we were not in compliance with the financial covenants under our Credit Facility.
Our Credit Facility has an arrangement associated with it wherein all collections from collateralized receivables are deposited into a collection account and applied to the outstanding balance of the line of credit on a daily basis. The funds in the collection account are earmarked for payment towards the outstanding line of credit and given our obligation to pay off the outstanding balance on a daily basis, the balance was classified as a current liability on our consolidated balance sheets as of December 31, 2022 and 2021. As of December 31, 2022, under our Credit Facility, $19.5 million has been borrowed and $0.6 million has been utilized for the letter of credit issuance.
In Italy, Ittella Italy, S.R.L. (“Ittella Italy”) maintains two lines of credit for up to €0.6 million and €1.4 million, of which €0.6 million ($0.6 million) and €0.2 million ($0.2 million), respectively, is outstanding as of December 31, 2022. The lines of credit do not have an expiration date and do not contain financial covenants.
Notes payable
In the United States, we maintain outstanding debt through a note payable borrowed by Ittella Properties, our consolidated variable interest entity (“VIE”), in the amount of $2.1 million, of which $1.8 million is outstanding as of December 31, 2022. Financial covenants of the note payable include a minimum fixed charge coverage ratio of 1.20 to 1.00 commencing with the fiscal quarter ending September 30 2022. As of December 31, 2022, the VIE was not in compliance with the fixed charge coverage ratio and the full balance of the note payable was classified as a current liability.
On May 14, 2021, we acquired NMFD and Karsten in an all-cash transaction for approximately $34.12 million (collectively, the “NMFD Transaction”), we assumed a note payable in the amount of $2.9 million. Under the note payable, NMFD must maintain a minimum fixed charge coverage ratio of 1.20 to 1.00, assessed semi-annually as of June 30 and December 31 of each calendar year beginning December 31, 2021, and we must, on a consolidated basis, maintain a funded debt to EBITDA ratio not to exceed four to one, tested semi-annually as of June 30 and December 31, each calendar year beginning June 30, 2021. The outstanding balance of the note payable was $2.7 million as of December 31, 2022. The balance was classified as a current liability due to noncompliance with the above financial covenants.
On November 23, 2022, we entered a Subordination Agreement with a financial institution (“Senior Creditor”), that provided our Credit Facility. On November 23, 2022 and December 29, 2022, we borrowed $5.0 million ($10.0 million in the aggregate) through an unsecured loan from Salvatore Galletti, our Chief Executive Officer and President. Total loans made by Mr. Galletti was $10.0 million as of December 31, 2022. The loans from Mr. Galletti are evidenced by promissory notes that bear interest at the same rate as our Credit Facility (i.e., the daily adjusting term SOFR rate + 3.0% per annum), mature on September 30, 2025, and are payable interest only, monthly, until their respective maturity dates. The loans are subordinated in right of payment to obligations to our Senior Creditor pursuant to the terms of the Subordination Agreement between us and the Senior Creditor.
In Italy, Ittella Italy entered into two promissory notes in the amount of €1.0 million each. The promissory notes do not contain any financial covenants. The balances on the promissory notes were €0.6 million ($0.7 million) and €1.0 million ($1.1 million) as of December 31, 2022.
Going concern
See Note 1 Basis of Presentation and Significant Accounting Policies under “— Going Concern” to the consolidated financial statements that appear elsewhere in this Annual Report on Form 10‑K for details regarding our going concern consideration. Our recent financial performance has been adversely impacted by the inflationary pressures on labor, freight and material costs as well as marketing expenditures on the Tattooed Chef brand investment to raise brand awareness. In addition, our Credit Facility contains a financial covenant that requires us to maintain a minimum negative $30.0 million of consolidated adjusted EBITDA for the trailing 2-quarters period ended December 31, 2022. We were not in compliance with the adjusted EBITDA minimum requirement as of December 31, 2022 and as of the date these consolidated financial statements were issued. Further, $2.7 million note payable under NMFD and $1.8 million note payable under Ittella Properties, were not in compliance with the financial covenants as of December 31, 2022 and as of the date our consolidated financial statements were issued. As a result, the debt and notes payable have been classified as current liabilities within the consolidated balance sheet included the consolidated financial statements that appear elsewhere in this Annual Report on Form 10‑K. We do not have sufficient resources to meet our obligations as they come due for the 12 months after the date our consolidated financial statements are issued.
In order to alleviate these conditions and or events that may raise substantial doubt about the entities ability to continue as a going concern, management plans to continue to closely monitor its operating forecast and pursue additional sources of outside capital. If we are unable to (a) improve its operating results, (b) obtain additional outside capital on terms that are acceptable to us to fund our operations, and/or (c) secure a waiver or avoid forbearance from the lender if we are continually unable to remain in compliance with the financial covenants required by the Credit Facility and notes payable in the United States, we will have to make significant changes to its operating plan, such as delay and reduce marketing expenditures, reduce investments in new products, reduce our capital expenditures, reduce our sale and distribution infrastructure, reduce our workforce or otherwise significantly reduce the scope of its business. Moreover, if we fail to secure a waiver or avoid forbearance from our lender, the failure could accelerate the repayment of the outstanding borrowings under the Credit Facility and notes payable in the United States, or the exercise of other rights or remedies our lender may have under the loan documents and applicable law. While management believes we will be able to secure additional outside capital, no assurances can be provided that such capital will be obtained or on terms that are acceptable to us. Furthermore, given the inherent uncertainties associated with our growth strategy and as we are currently not in compliance with the financial covenants required by the Credit Facility and notes payable in the United States, management has concluded that substantial doubt exists regarding our ability to continue as a going concern for 12 months from the date of issuance of the consolidated financial statements that appear elsewhere in this Annual Report on Form 10‑K.
We have implemented and continue to implement plans to achieve operating profitability and positive cash flow, including various margin improvement initiatives, the optimization of our pricing strategy, and new product innovation. We will seek outside capital for the foreseeable future until such time that we can begin generating positive cash flow. However, there can be no assurances that we will be able to obtain additional capital on terms acceptable to us or at all. Our ability to raise additional capital may be adversely impacted by the potential worsening of global economic conditions, including, banking crisis, interest rate environment, inflationary pressures, and the recent disruptions to, and volatility in, the credit and financial markets in the United States.
Cash Flows
The following table presents the major components of net cash flows from and used in operating, investing and financing activities for Fiscal 2022 and 2021:

(in thousands)	2022	2021
Cash (used in) provided by:
Operating activities	$(82,726)	$(51,299)
Investing activities	(32,900)	(63,799)
Financing activities	29,414	75,822
Net decrease in cash	$(86,212)	$(39,276)
Operating Activities

Net cash used in operating activities increased to $82.7 million in Fiscal 2022 from $51.3 million in Fiscal 2021. The increase of cash outflow from operating activities was primarily attributable to the increases in operating losses year over year, as discussed in “Results of Operations” above.

For Fiscal 2022, net cash used in operating activities was $82.7 million, primarily driven by the net loss of $141.5 million for the year, adjusted for non-cash items, which primarily included goodwill impairment of $25.6 million, stock compensation expense of $12.1 million, and depreciation expense of $6.5 million,. Working capital usage decreased by $11.7 million primarily driven by a $28.5 million increase in accounts payable, accrued expenses and other current liabilities, $3.4 million decrease in prepaid expenses and other assets, $3.3 million decrease in accounts receivable, partially offset by a $23.4 million increase in inventory. We managed our cash position by increasing the inflow and reducing the outflow, which resulted in the increase in accounts payable, accrued expenses and other current liabilities and the decrease in accounts receivable, as well as prepaid expenses and other assets. The increase of inventory was mainly as a result of the increase of manufacturing capacity in NMFD and we produced more inventory on hand for the promotional sales in the coming quarter.
For Fiscal 2021, net cash used in operating activities was $51.3 million, primarily driven by the net loss of $87.0 million, adjusted for non-cash items, which included a net change in deferred taxes of $46.7 million, stock compensation expense of $5.2 million, depreciation expense of $3.6 million, unrealized forward contract loss of $1.8 million, and warrant liability revaluation gain of $0.6 million. Expenses increased for Fiscal 2021 primarily due to increased spending on sales, promotion and marketing programs to heavily invest in the Tattooed Chef brand and raise brand awareness, as well as the inflationary pricing on freight and container costs. Working capital usage increased largely due to a $3.8 million increase in accounts receivable resulting from increased revenue, a $10.2 million increase in inventory, a $2.6 million increase in prepaid expenses and other current assets due to the increase in prepaid advertising expense, and a $4.6 million decrease in accounts payable, accrued expenses and other current liabilities.
Investing Activities
Net cash used in investing activities relates to capital expenditures to support growth and investment in property, plant and equipment to expand production capacity, tenant improvements, and to a lesser extent, replacement of existing equipment.
For Fiscal 2022, net cash used in investing activities was $32.9 million as compared to $63.8 million in Fiscal 2021. In Fiscal 2022 and 2021, cash used in both periods consisted primarily of capital expenditures to improve efficiency and output from our current facilities and included the expansion of existing production capacity through the acquisitions of NMFD, Karsten, and BCI as well as asset acquisitions.
Financing Activities
For Fiscal 2022, net cash provided by financing activities was $29.4 million, primarily from $19.2 million of net borrowings under our line of credit, and $10.0 million of net borrowings under notes payable to related parties.
For Fiscal 2021, net cash provided by financing activities was $75.8 million, primarily due to $74.5 million proceeds from warrant exercises and $1.7 million of net borrowings under the Credit Facility and notes payable to support working capital requirements to fund continued growth.
We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of December 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, that have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.
Critical Accounting Estimates
Our management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements which have been prepared in accordance with GAAP. In preparing our financial statements, we make estimates, assumptions, and judgments that can have a significant impact on our reported revenue, results of operations, and comprehensive net income or loss, as well as on the value of certain assets and liabilities on our balance sheet during, and as of, the reporting periods. These estimates, assumptions, and judgments are necessary and are made based on our historical experience, market trends and on other assumptions and factors that we believe to be reasonable under the circumstances because future events and their effects on our results of operations and value of our assets cannot be determined with certainty. These estimates may change as new events occur or additional information is obtained. We may periodically be faced with uncertainties, the outcomes of which are not within our control and may not be known for a prolonged period of time. Because the use of estimates is inherent in the financial reporting process, actual results could differ from those estimates or assumptions.
The critical accounting estimates, assumptions, and judgments that we believe have the most significant impact on our consolidated financial statements are described below.

Revenue Recognition
We sell plant-based meals and snacks including, but not limited to, acai and smoothie bowls, zucchini spirals, riced cauliflower, vegetable bowls and cauliflower crust pizza primarily in the United States. All of our revenue relates to contracts with customers. Each shipped or delivered customer order is determined as a separate performance obligation. When control of the promised products and services are transferred to the Company’s customers, normally at the point when the promised products are delivered to customers or picked up by customers, the Company recognizes revenue in the amount that reflects the consideration the Company expects to receive in exchange for these products and services.
Some contracts also include some form of variable consideration. The most common forms of variable consideration include discounts, slotting fees, trade discounts, promotional programs, and demonstration costs. Variable consideration is treated as a reduction in revenue when product revenue is recognized. Depending on the specific type of variable consideration, we use either the expected value or most likely amount method to determine the variable consideration. We review and update our estimates and related accruals of variable consideration each period based on the terms of the agreements, historical experience, and any recent changes in the market. Differences between such estimated expenses and actual expenses for the variable consideration have historically been insignificant and are recognized in earnings in the period such differences are determined.
Valuation Allowances for Deferred Tax Assets
We establish an income tax valuation allowance when available evidence indicates that it is more likely than not that all or a portion of a deferred tax asset will not be realized. In assessing the need for a valuation allowance, we consider the amounts and timing of expected future deductions or carryforwards and sources of taxable income that may enable utilization. We maintain an existing valuation allowance until enough positive evidence exists to support its reversal. Changes in the amount or timing of expected future deductions or taxable income may have a material impact on the level of income tax valuation allowances. Our assessment of the realizability of the deferred tax assets requires judgment about our future results. Inherent in this estimation is the requirement for us to estimate future book and taxable income and possible tax planning strategies. These estimates require us to exercise judgment about our future results, the prudence and feasibility of possible tax planning strategies, and the economic environment in which we do business. It is possible that the actual results will differ from the assumptions and require adjustments to the allowance. Adjustments to the allowance would affect future net income. We have continued to incur pre-tax losses and, as such, there has been no change in the full valuation allowance since 2021.
Goodwill
Goodwill represents the excess of consideration paid over the fair value of the net tangible and identifiable intangible assets acquired and liabilities assumed in a business combination. The goodwill was recognized in the purchase price allocations for the acquisitions of NMFD and Belmont (see Note 9 Business Combinations and Asset Acquisitions for additional information). Goodwill is not subject to amortization, but is evaluated for impairment annually, or more frequently if circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.
When testing goodwill for impairment, we first conduct a qualitative assessment to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of our single reporting unit is less than our carrying amount. In assessing the qualitative factors, we consider the impact of certain key factors including macroeconomic conditions, industry and market considerations, management turnover, changes in regulation, litigation matters, changes in enterprise value, and overall financial performance. If we determine that it is more likely than not that the fair value of the single reporting unit is less than its carrying amount, we test for impairment by comparing the estimated fair value of the single reporting unit with its carrying amount. We perform a quantitative impairment test using fair values derived either from our market capitalization (as we have a single reporting unit) or by using a combination of the guideline public company method under the market approach and the discounted cash flow analysis method under the income approach to determine the fair value. Any excess of the carrying amount of the reporting unit’s goodwill over our fair value is recognized as an impairment loss, and the carrying value of goodwill is written down. Under the income approach, we project our future cash flows and discounts those cash flows at an estimated weighted-average cost of capital which considers capital structure and risk premiums, including those reflected in our current market capitalization. Key assumptions in the estimate under the income approach include weighted-average cost of capital, future levels of revenue and operating profits, and projected capital expenditures. Under the market approach, we use valuation multiples to estimate the fair value of the reporting unit to similar publicly traded companies. We apply a weighting between the two approaches to determine the estimated fair value of the reporting unit. To further validate the fair value, we reconcile it to our market capitalization by estimating a control premium and other market factors. Changes in judgments, assumptions, and estimates could result in significantly different fair value estimates.
We conduct annual goodwill impairment tests as of September 30th or whenever an indicator of impairment arises. For the annual impairment tests conducted in 2022 and 2021, we determined that the fair value of our single reporting unit, based on our quantitative analysis using our market capitalization, which was significantly greater than the carrying value. However, during the fourth quarter of 2022, we experienced a sustained decline in our share price to $1.23 as of December 31, 2022 from $4.98 as of September 30, 2022, which resulted in a decline of market capitalization to approximately $100 million as of December 31,2022 from over $400 million as of September 30, 2022. We determined that it was more likely than not that an impairment may exist. We conducted an interim impairment test by estimating fair value using a combination of the market approach and income approach described above, and recognized a goodwill impairment charge of $25.6 million for the year ended December 31, 2022.
Warrant Liabilities
We account for warrants included in the private placement units issued at the time of our initial public offering to purchase up to 655,000 shares of common stock (“Private Placement Warrants”) in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging (“ASC 815”), whereby the Private Placement Warrants are recorded as liabilities as they do not meet the criteria for an equity classification. As the Private Placement Warrants meet the definition of a derivative as contemplated in ASC 815, they are measured at fair value at inception and subsequently remeasured at each reporting date, with changes in fair value recognized in the consolidated statements of operations and comprehensive income (loss) in the period of change. Due to the limited amount of outstanding warrants and decreased stock price, there were no material warrant liabilities during the year ended December 31, 2022 and this policy is not critical to Fiscal 2022.
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
Fair value determinations are based on discounted cash flow analyses or other valuation techniques. In determining the fair value of the assets acquired and liabilities assumed in a material acquisition, we may utilize appraisals from third party valuation firms to determine fair values of some or all of the assets acquired, and liabilities assumed, or may complete some or all of the valuations internally. Although we believe that the assumptions and estimates we have made in these fair value determinations have been reasonable and appropriate, they are based in part on historical experience and information obtained from management of the acquired company and are inherently uncertain. There were no business combinations during the year ended December 31, 2022, and no material measurement period adjustments recorded in the year ended December 31, 2022, so this policy is not critical for Fiscal 2022.
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

We conduct business globally and are therefore exposed to adverse movements in foreign currency exchange rates, specifically the Euro to US dollar. To limit the exposure related to foreign currency changes, we entered into foreign currency exchange forward contracts starting in 2020. We do not enter into contracts for speculative purposes. We have access to open foreign exchange forward contract instruments to purchase a specific amount of funds in Euros and to settle, on an agreed-upon future date, in a corresponding amount of funds in US dollars. These derivatives are not designated as hedging instruments. Gains and losses on the contracts are included in other income net, and substantially offset foreign exchange gains and losses from the short-term effects of foreign currency fluctuations on assets and liabilities, such as purchases, receivables and payables, which are denominated in currencies other than the functional currency of the reporting entity. These derivative instruments generally have maturities of up to twelve months. The fair values of these derivative instruments classified as Level 2 input financial instruments. Refer to Note 11 Derivative Instruments to our consolidated financial statements that appear elsewhere in this Annual Report on Form 10-K for discussion related to the derivative instruments.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to certain market risks in the ordinary course of our business, including fluctuations in interest rates, raw material prices, foreign currency exchange fluctuations and inflation as follows:
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our cash that consists of amounts held by third-party financial institutions and our long-term debt. Our treasury policy has as its primary objective to preserve principal without significantly increasing risk. We generally held our cash with financial institutions without investment activities, therefore we are not exposed to increasing interest rate risk. Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt obligations to increase along with the interest rate increase. Some of long-term debt is carried at amortized cost and thus fluctuations in interest rates do not impact our consolidated financial statements. However, the fair value of our long term debt, which pays interest at a fixed rate, will generally fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest.
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
We source strawberries and certain other crops in the United States but are not bound by purchase agreements for the crops sourced in the United States. Acai purée was primarily sourced from Brazil through an American supplier and we buy, at one time, all of our organic Acai that we need for the whole year. We have secured our source of organic Acai for 2022. While we substantially single source this ingredient, we believe there to be ample supply in the market. In 2021, we engaged two additional suppliers to supply Acai purée.
We rely on a sole supplier for liquid nitrogen, Messer LLC, which is used to freeze products during the manufacturing process. We have entered into an agreement that expires in 2025 with Messer LLC to provide up to 120% of our monthly requirements of liquid nitrogen.
During the year ended December 31, 2022, a hypothetical 10% increase or 10% decrease in the weighted-average cost of our primary ingredients, would have resulted in a corresponding increase or decrease of approximately $13.5 million to cost of goods sold. We are working to expand our supply chain to ensure the certainty of supply of the highest quality raw materials that meet our demanding requirements for quality and intend to enter into long-term contracts to better ensure stability of prices of our ingredients.

Foreign Currency Risk
We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of foreign subsidiary, transaction gains and losses associated with intercompany loans with foreign subsidiary and transactions denominated in currencies other than a location’s functional currency. Our foreign entity, Ittella Italy, uses its local currency as the functional currency. We translate net assets into US dollars at period end exchange rates, while revenue and expense accounts are translated at average exchange rates prevailing during the periods being reported. Resulting currency translation adjustments are included in accumulated other comprehensive income and foreign currency transaction gains and losses are included in other (expense) income, net. Transaction gains and losses on long-term intra-entity transactions are recorded as a component of other comprehensive (loss) income, net of tax on the consolidated statements of operations and comprehensive income (loss). Transactions denominated in a currency other than the reporting entity’s functional currency may give rise to transaction gains and losses that impact our results of operations.
Translation losses, net of tax, reported as foreign currency translation adjustments through other comprehensive (loss) income, net of tax were $0.7 million for the year ended December 31, 2022. Foreign currency transaction losses included in other (expense) income, net were $2.9 million for the year ended December 31, 2022.
Based on the intercompany balances and outstanding forward contracts as of December 31, 2022, an assumed 5% or 10% adverse change to foreign exchange rates would result in a loss of approximately $5.5 million or $7.5 million, respectively, recorded in other (expense) income, net.
Inflation Risk
Historically, inflation did not have a material effect on our business, results of operations, or financial condition. Starting in fiscal 2021, some of our ingredient, packaging, freight and storage costs have increased at a rapid rate. We expect the pressures of cost inflation to continue into fiscal 2023. In addition, the ongoing war between Russia and Ukraine, including international sanctions in response to that conflict, could result in further inflationary pressures and increase disruption to supply chains, all of which could result in additional increases in the cost of our ingredients, packaging, freight and storage.
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
48

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
To the stockholders and the Board of Directors of Tattooed Chef, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Tattooed Chef, Inc. and subsidiaries (the "Company") as of December 31, 2022, the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity, and cash flows, for the year ended December 31, 2022, and the related notes and the schedule listed in the Index at Item 15(a)(2) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 15, 2023, expressed an adverse opinion on the Company's internal control over financial reporting because of material weaknesses.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has an accumulated deficit, has a net loss, has net cash used in operating activities, is out of compliance with certain financial covenants related to its outstanding debt, and does not have sufficient resources to meet obligations as they come due that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill — Refer to Notes 1, 10, and 12 to the financial statements
Critical Audit Matter Description
The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of its single reporting unit to its carrying value. Any excess of the carrying amount of the reporting unit’s goodwill over its fair value is recognized as an impairment loss, and the carrying value of goodwill is written down. The Company estimates the fair value of its reporting unit by using a combination of the guideline public company method under the market approach and the discounted cash flow analysis method under the income approach. The Company’s fair value method involves the use of significant estimates and assumptions including future cash flow forecasts and discount rate, based on the Company’s weighted-average cost of capital, used in the income approach, and market multiples of revenue based on the multiples for comparable publicly traded companies used in the market approach. The Company identified indicators of impairment during the quarter ended December 31, 2022. Prior to identification of the impairment indicators, the goodwill balance was $25.6 million. As a result of testing goodwill for impairment, the Company fully impaired all recorded goodwill.
We identified goodwill as a critical audit matter because of the significant judgments made by management to estimate the fair value of the Company. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to future cash flow forecasts, selection of the discount rate, and selection of market multiples of revenue.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the future cash flow forecasts, discount rate, and market multiples of revenue used by management to estimate the fair value of the Company included the following, among others:
•We evaluated the inputs to management’s future cash flow forecast by obtaining an understanding of how management developed the inputs.
•We evaluated management’s ability to accurately forecast future cash flows by comparing actual results to management’s historical forecasts.
•We evaluated the sensitivity of changes to future cash flow forecast assumptions and the impact on the fair value of the Company.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the discount rate based on the Company’s weighted-average cost of capital, including validating the underlying source information and the mathematical accuracy of the calculations, and developing a range of independent estimates and comparing the range to the discount rate selected by management.
•With the assistance of our fair value specialists, we evaluated the market multiples of comparable publicly traded companies, including validating the underlying source information and mathematical accuracy of the calculations, and comparing the Company’s selected multiples of revenue applied to historical and forecasted revenue to the range of multiples of its guideline companies based on the size, growth, and profitability factors of its guideline companies.
/s/ Deloitte & Touche LLP
Los Angeles, California
May 15, 2023
We have served as the Company's auditor since 2022.

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
Tattooed Chef, Inc.
Paramount, California
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of Tattooed Chef, Inc. (the “Company”) as of December 31, 2021, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the years ended December 31, 2021 and 2020, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021, and the results of its operations and its cash flows for the years ended December 31, 2021 and 2020, in conformity with accounting principles generally accepted in the United States of America.
Change in Accounting Method Related to Leases
As discussed in Notes 1 and 13 to the consolidated financial statements, the Company changed its method of accounting for leases in 2021 due to the adoption of the Accounting Standards Codification (“ASC”) Topic 842, Leases.
Restatement of Financial Statements
As discussed in Note 1 to the consolidated financial statements, the 2021 financial statements were restated to correct misstatements.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
/s/ BDO USA, LLP
We have served as the Company's auditor from 2020 to 2022.
Costa Mesa, California

March 16, 2022, except for the impact of the restatement and revisions described in Note 1, as to which the date is November 16, 2022, and the financial statement schedule, as to which the date is May 15, 2023.

TATTOOED CHEF, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share and per share information)

	December 31, 2022	December 31, 2021
ASSETS
CURRENT ASSETS
Cash	$5,782	$92,351
Accounts receivable, net	20,976	25,117
Inventory	77,957	56,256
Prepaid expenses and other current assets	4,351	7,027
TOTAL CURRENT ASSETS	109,066	180,751
Property, plant and equipment, net	73,052	46,476
Operating lease right-of-use assets, net	19,231	8,039
Finance lease right-of-use assets, net	5,468	5,639
Intangible assets, net	1,653	151
Deferred income taxes, net	—	266
Goodwill	—	26,924
Other assets	297	649
TOTAL ASSETS	$208,767	$268,895

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$57,235	$28,334
Accrued expenses	7,615	3,767
Line of credit	20,314	1,200
Notes payable, current portion	5,056	5,019
Forward contract derivative liability	447	1,804
Operating lease liabilities, current	2,437	1,523
Other current liabilities	269	122
TOTAL CURRENT LIABILITIES	93,373	41,769
Warrant liability	6	814
Operating lease liabilities, net of current portion	15,604	6,599
Notes payable, net of current portion	1,183	716
Notes payable to related parties, net of current portion	10,000	—
TOTAL LIABILITIES	120,166	49,898
COMMITMENTS AND CONTINGENCIES (See Note 20)

STOCKHOLDERS’ EQUITY
Preferred stock- $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding at December 31, 2022 and 2021	—	—
Common stock- $0.0001 par value; 1,000,000,000 shares authorized; 83,658,357 shares and 82,237,813 shares issued and outstanding at December 31, 2022 and 2021, respectively	8	8
Additional paid in capital	254,190	242,362
Accumulated other comprehensive loss	(1,674)	(953)
Accumulated deficit	(164,182)	(22,420)
TOTAL STOCKHOLDERS’ EQUITY ATTRIBUTABLE TO TATTOOED CHEF, INC.	88,342	218,997
Noncontrolling interest	259	—
TOTAL STOCKHOLDERS’ EQUITY	88,601	218,997
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$208,767	$268,895
The accompanying notes are an integral part of these consolidated financial statements.

TATTOOED CHEF, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except for share and per share information)

	Year Ended December 31,
	2022	2021	2020
Net revenue	$230,929	$207,994	$148,498
Cost of goods sold	244,332	190,857	126,140
Gross (loss) profit	(13,403)	17,137	22,358
Selling, general and administrative	98,263	54,173	31,133
Goodwill impairment	25,552	—	—
Total operating expenses	123,815	54,173	31,133
Loss from operations	(137,218)	(37,036)	(8,775)
Interest expense	(674)	(261)	(735)
Other (expense) income, net	(2,479)	(2,222)	39,434
(Loss) income before provision for income taxes	(140,371)	(39,519)	29,924
Income tax expense (benefit)	1,112	47,439	(39,793)
Net (loss) income	(141,483)	(86,958)	69,717
Less: net income attributable to noncontrolling interest	269	—	1,422
Net (loss) income attributable to Tattooed Chef, Inc.	$(141,752)	$(86,958)	$68,295

Net (loss) income per common share
Basic	$(1.72)	$(1.07)	$1.87
Diluted	$(1.72)	$(1.07)	$1.69
Weighted average common shares
Basic	82,638,938	81,532,234	36,487,862
Diluted	82,638,938	81,671,129	40,077,188

Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(721)	(954)	777
Total other comprehensive (loss) income, net of tax	(721)	(954)	777
Comprehensive (loss) income	(142,204)	(87,912)	70,494
Less: comprehensive income attributable to the noncontrolling interest	269	—	1,506
Comprehensive (loss) income attributable to Tattooed Chef, Inc. stockholders	$(142,473)	$(87,912)	$68,988
The accompanying notes are an integral part of these consolidated financial statements.

TATTOOED CHEF, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except for share and per share information)

	Redeemable Noncontrolling Interest Amount	Common Stock		Treasury Stock Shares	Additional Paid-In Capital	Accumulated Comprehensive Income (Loss)	Retained Earnings (Deficit)	Noncontrolling Interest	Total
		Shares	Amount
Balance as of January 1, 2020	$6,900	28,324,038	$3	—	$2,314	$(692)	$1,611	$256	$3,492
Foreign currency translation adjustment	—	—	—	—	—	693	—	84	777
Distributions	—	—	—	—	—	—	(6,228)	—	(6,228)
Accretion of redeemable noncontrolling interest to redemption value	36,719	—	—	—	(2,316)	—	(34,403)	—	(36,719)
Capital contribution	1,143	—	—	—	8,000	—	—	355	8,355
Reverse recapitalization	(44,992)	36,794,875	3	(81,087)	103,390	—	35,571	(1,887)	137,077
Cash distribution to Myjojo (Delaware) stockholders	—	—	—	—	(75,000)	—	—	—	(75,000)
Transaction costs, net of tax	—	—	—	—	(23,745)	—	—	—	(23,745)
Release of holdback shares	—	—	—	—	83,150	—	—	—	83,150
Stock-based compensation	—	644,415	—	—	3,400	—	—	—	3,400
Exercise of warrants	—	5,787,739	1	—	69,255	—	—	—	69,256
Net income	230	—	—	—	—	—	68,295	1,192	69,487
Balance as of December 31, 2020	$—	71,551,067	$7	(81,087)	$168,448	$1	$64,846	$—	$233,302
Foreign currency translation adjustment	—	—	—	—	—	(954)	—	—	(954)
Distributions	—	—	—	—	—	—	(308)	—	(308)
Stock-based compensation	—	839,918	—	—	5,637	—	—	—	5,637
Forfeiture of stock-based awards	—	(395,084)	—	—	(445)	—	—	—	(445)
Cancellation of treasury shares	—	(81,087)	—	81,087	—	—	—	—	—
Exercise of warrants	—	10,081,453	1	—	64,722	—	—	—	64,723
Acquisition consideration	—	241,546	—	—	4,000	—	—	—	4,000
Net loss	—	—	—	—	—	—	(86,958)	—	(86,958)
Balance as of December 31, 2021	$—	82,237,813	$8	—	$242,362	$(953)	$(22,420)	$—	$218,997
Foreign currency translation adjustment	—	—	—	—	—	(721)	—	—	(721)
Stock-based compensation	—	—	—	—	12,128	—	—	—	12,128
Issuance of restricted stock awards	—	1,420,544	—	—	—	—	—	—	—
Noncontrolling interest allocation	—	—	—	—	(300)	—	(10)	310	—
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(320)	(320)
Net (loss) income	—	—	—	—	—	—	(141,752)	269	(141,483)
Balance as of December 31, 2022	$—	83,658,357	$8	—	$254,190	$(1,674)	$(164,182)	$259	$88,601
The accompanying notes are an integral part of these consolidated financial statements.

TATTOOED CHEF, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(141,483)	$(86,958)	$69,717
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization expense	6,465	3,603	1,427
Bad debt expense	841	9	—
Inventory obsolescence	1,306	—	—
Realized loss on disposal of assets	—	—	78
Goodwill impairment	25,552	—	—
Accretion of debt financing costs	—	3	22
Revaluation of warrant liability	(808)	(589)	(1,192)
Unrealized foreign currency loss	463	—	—
Unrealized forward contract loss (gain)	447	1,804	(1,042)
Stock compensation expense	12,128	5,192	3,399
Stock compensation expense related to reverse recapitalization	—	—	12,035
Gain on settlement of contingent consideration derivative	—	—	(37,200)
Non-cash lease cost	411	84	—
Deferred income taxes	246	46,743	(40,818)
Changes in operating assets and liabilities, net of effects of businesses acquired:
Accounts receivable	3,255	(3,839)	(6,839)
Inventory	(23,368)	(10,154)	(21,979)
Prepaid expenses and other assets	3,364	(2,609)	(422)
Accounts payable	26,857	(4,302)	7,764
Accrued expenses	3,244	(312)	1,662
Other current liabilities	(1,646)	26	21
Net cash used in operating activities	(82,726)	(51,299)	(13,367)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(29,741)	(16,852)	(7,035)
Proceeds from the sale of property, plant and equipment	—	—	19
Acquisition of businesses, net of cash acquired	—	(46,947)	—
Acquisition price change from working capital adjustment	219	—	—
Acquisition of intangible asset	(1,693)	—	—
Acquisition of below-market lease asset	(1,685)	—	—
Net cash used in investing activities	(32,900)	(63,799)	(7,016)
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings on line of credit	31	952	(10,054)
Borrowings on line of credit	28,382	—	—
Repayments on line of credit	(9,226)	—	—
Borrowings of notes payable to related parties	10,000	—	—
Repayments of notes payable to related parties	—	(64)	(733)
Borrowings of notes payable	1,069	1,168	29
Repayments of notes payable	(522)	(401)	(1,199)
Capital contributions	—	—	9,498
Proceeds from warrant exercises	—	74,475	53,017
Proceeds from reverse recapitalization transaction	—	—	187,194
Payment of distribution to Myjojo (Delaware) stockholders in connection with Merger	—	—	(75,000)
Transaction costs, net of tax	—	—	(7,227)
Payment of distributions	—	(308)	(8,097)
Distribution to noncontrolling interest	(320)	—	—
Net cash provided by financing activities	29,414	75,822	147,428
NET (DECREASE) INCREASE IN CASH	(86,212)	(39,276)	127,045
EFFECT OF EXCHANGE RATE ON CASH	(357)	48	(3)
CASH AT BEGINNING OF YEAR	$92,351	$131,579	$4,537
CASH AT END OF YEAR	$5,782	$92,351	$131,579
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for
Interest	$542	$202	$258
Income taxes	$800	$1,796	$—
Noncash investing and financing activities
Warrants	$—	$—	$13,542
Capital expenditures included in accounts payable and accrued expenses	$4,647	$1,595	$1,555
Issuance of common stock in connection with acquisition	$—	$4,000	$—
The accompanying notes are an integral part of these consolidated financial statements.

TATTOOED CHEF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
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
Upon the consummation of the Transaction, Merger Sub merged with and into Myjojo (Delaware) (the “Merger”), with Myjojo (Delaware) surviving the merger in accordance with the Delaware General Corporation Law. Immediately upon the completion of the Transaction, Myjojo (Delaware) became a direct wholly owned subsidiary of Forum. In connection with the Closing of the Transaction (the “Closing”), Forum changed its name to Tattooed Chef, Inc. (“Tattooed Chef”). Tattooed Chef’s common stock began trading on the Nasdaq under the symbol “TTCF” on October 16, 2020 (see Note 3 Reverse Recapitalization).
Tattooed Chef and its subsidiaries (collectively, the “Company”) are principally engaged in the manufacturing of plant-based foods including, but not limited to, ready-to-cook bowls, zucchini spirals, riced cauliflower, acai and smoothie bowls, cauliflower crust pizza, wood fire crusted pizza, handheld burritos, bars and quesadillas, primarily in the United States and Italy.
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
Ittella International, Inc. was formed in California as a tax pass-through entity and subsequently converted on April 10, 2019 to a limited liability company, Ittella International, LLC (“Ittella International”). On April 15, 2019, UMB Capital Corporation (“UMB”), a financial institution acquired a 12.50% non-controlling interest in Ittella International (see Note 3 Reverse Recapitalization and Note 4 Redeemable Noncontrolling Interest).
Ittella’s Chef, Inc. was incorporated under the laws of the State of California on July 20, 2017 as a qualified Subchapter S subsidiary and a wholly owned subsidiary of Ittella International. Ittella’s Chef, Inc. was formed as a tax passthrough entity for purposes of holding Ittella International’s 70% ownership interest in Ittella Italy, S.R.L. (“Ittella Italy”) (see Note 3 Reverse Recapitalization). On March 15, 2019, Ittella’s Chef, Inc. was converted to a limited liability company, Ittella’s Chef, LLC (“Ittella’s Chef”).
On May 21, 2020, Myjojo (Delaware) was formed with Salvatore Galletti owning all of the shares of common stock. On May 27, 2020, Myjojo (California) merged into Myjojo (Delaware) with Myjojo (Delaware) issuing shares of common stock to the sole stockholder of Myjojo (California).
As discussed in Note 3 Reverse Recapitalization, in connection with the Transaction and as a condition to the closing (the “Closing”), Myjojo (Delaware) entered into a Contribution Agreement with the minority members of Ittella International and the minority shareholders of Ittella Italy. Under the Contribution Agreement, the minority holders contributed all of their equity interests in Ittella International to Myjojo (Delaware) and Ittella Italy to Ittella’s Chef in exchange for Myjojo (Delaware) stock (the “Restructuring”). The Restructuring was consummated prior to the Transaction. The shares of Myjojo (Delaware) were exchanged for shares of Forum’s common stock upon consummation of the Transaction.

On May 14, 2021, the Company acquired New Mexico Food Distributors, Inc. (“NMFD”) and Karsten Tortilla Factory, LLC (“Karsten”) in an all-cash transaction for approximately $34.1 million (collectively, the “NMFD Transaction”). NMFD and Karsten were privately held companies based in Albuquerque, New Mexico. NMFD produces and sells frozen and ready-to-eat Mexican food products to retail and food service customers through its network of distributors in the United States. NMFD processes its products in two leased facilities located in New Mexico. See Note 9 Business Combinations and Asset Acquisitions.
On September 28, 2021, Tattooed Chef formed BCI Acquisition, Inc. (“BCI”). On December 21, 2021, BCI acquired substantially all of the assets, and assumed certain specified liabilities from Belmont Confections, Inc. (“Belmont”) for an aggregate purchase price of approximately $16.7 million. Belmont was a privately held company based in Youngstown, Ohio, and specialized in the development and manufacturing of private label nutritional bars. See Note 9 Business Combinations and Asset Acquisitions.
On August 19, 2022, the Company through its subsidiary, TTCF-NM Holdings Inc., (“NM Holdings”) entered into an asset purchase agreement with Desert Premium Group, LLC (“DPG”) to acquire certain manufacturing, production, and storage assets, organized workforce as well as assumed a lease for a manufacturing facility located in Albuquerque for an aggregate purchase price of approximately $10.5 million (“DPG Acquisition”). See Note 9 Business Combinations and Asset Acquisitions.
Going Concern. As of December 31, 2022, the Company had total cash of $5.8 million and an accumulated deficit of $164.2 million. For the year ended December 31, 2022, the Company had a net loss of $141.5 million and net cash used in operating activities of $82.7 million.
The Company’s recent financial performance has been adversely impacted by the inflationary pressures on labor, freight and material costs as well as marketing expenditures on the Tattooed Chef brand investment to raise brand awareness. In addition, as disclosed in Note 16 Indebtedness, the Company expanded its primary line of credit (the “Credit Facility”) from $25.0 million to $40.0 million in August 2022. The Credit Facility contains a financial covenant that requires the Company to maintain a minimum negative $30.0 million of consolidated adjusted EBITDA for the trailing 2-quarters period ended December 31, 2022. The Company was not in compliance with the adjusted EBITDA minimum requirement as of December 31, 2022 and as of the date these consolidated financial statements were issued. Further, as disclosed in Note 16 Indebtedness, $2.7 million note payable under NMFD and $1.8 million note payable under Ittella Properties LLC (“Ittella Properties”), were not in compliance with the financial covenants as of December 31, 2022 and as of the date these consolidated financial statements were issued. As a result, the debt and notes payable have been classified as current liabilities within the consolidated balance sheet. The Company does not have sufficient resources to meet obligations as they come due for the 12 months after the date the financial statements are issued.
In order to alleviate these conditions and or events that may raise substantial doubt about the entities ability to continue as a going concern, management plans to continue to closely monitor its operating forecast and pursue additional sources of outside capital. If the Company is unable to (a) improve its operating results, (b) obtain additional outside capital on terms that are acceptable to the Company to fund the Company’s operations, and/or (c) secure a waiver or avoid forbearance from the lender if the Company is continually unable to remain in compliance with the financial covenants required by Credit Facility and note payable in the United States (see Note 16 Indebtedness), the Company will have to make significant changes to its operating plan, such as delay and reduce marketing expenditures, reduce investments in new products, reduce its capital expenditures, reduce its sale and distribution infrastructure, reduce its workforce or otherwise significantly reduce the scope of its business. Moreover, if the Company fails to secure a waiver or avoid forbearance from the lender, the failure could accelerate the repayment of the outstanding borrowings under the Credit Facility and note payable in the United States, or the exercise of other rights or remedies the lender may have under the loan documents and applicable law. While management believes the Company will be able to secure additional outside capital, no assurances can be provided that such capital will be obtained or on terms that are acceptable to the Company. Furthermore, given the inherent uncertainties associated with the Company’s growth strategy and as the Company is currently not in compliance with the financial covenants required by the Credit Facility and note payable in the United States, management has concluded that substantial doubt exists regarding the Company’s ability to continue as a going concern for 12 months from the date of issuance of these financial statements.
The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and payments of liabilities in the ordinary course of business. Accordingly, the consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the classification of liabilities that may result should the Company be unable to continue as a going concern.
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
The Transaction (See Note 3 Reverse Recapitalization) was accounted for as a reverse recapitalization in accordance with GAAP (the “Reverse Recapitalization”). Under this method, Forum was treated as the “acquired” company (“Accounting Acquiree”) and Myjojo (Delaware), the accounting acquirer, was assumed to have issued stock for the net assets of Forum, accompanied by a recapitalization.
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
Business Combinations. Business acquisitions are accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, Business Combinations (“ASC 805”). The Company applies a practical screen test to determine when a set would not be considered a business if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar assets under ASC 805. ASC 805 requires the reporting entity to identify the acquirer, determine the acquisition date, recognize and measure the identifiable tangible and intangible assets acquired, the liabilities assumed and any non-controlling interest in the acquired entity, and recognize and measure goodwill or a gain from the purchase. The acquiree’s results are included in the Company’s consolidated financial statements from the date of acquisition. Assets acquired and liabilities assumed are recorded at their fair values and the excess of the purchase price over the amounts assigned is recorded as goodwill. Adjustments to fair value assessments are recorded to goodwill over the measurement period (not longer than twelve months). The acquisition method also requires that acquisition-related transaction and post-acquisition restructuring costs be charged to expense. The Company has completed two business acquisitions during recent two years. See Note 9 Business Combinations and Asset Acquisitions.
Restatement and Revision of Previously Issued Financial Statements. The consolidated financial statements as of and for the year ending December 31, 2021 were previously restated for the correction of material errors and the consolidated financial statements for the year ending December 31, 2020 were revised for the correction of immaterial errors in the Company’s Form 10-K/A filed on November 17, 2022.
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
Accounts Receivable. See Note 6 Accounts Receivable, net
Inventory. Inventory consists of raw materials and packaging materials, work in process and finished goods. Work in process consists of certain ingredients that have been chopped or frozen, and to be used in production. Inventories are carried at the lower of cost or net realizable value on a weighted average basis. Inventory is initially measured at cost and consists of the sum of the applicable expenditures and charges directly and indirectly incurred to bring products to their existing condition and location. These costs can include purchase costs and any other charges necessary to prepare the items for production. For work in process and finished goods, these costs normally include those incurred directly or indirectly in the production of inventory (i.e., direct labor and production overheads or conversion costs), and other expenses (i.e., inbound freight, transportation and handling charges, taxes and duties). Overhead costs are allocated to the units produced within the reporting period, while abnormal costs are charged to current operations as incurred.
Property, Plant and Equipment. Property, plant and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization of property, plant and equipment is calculated using the straight-line method over a period considered adequate to amortize the total cost over the useful lives of the assets, which range from 5 to 15 years for machinery and equipment, 5 to 7 years for furniture and fixtures, 20 to 40 years for buildings, and 3 to 5 years for computer equipment. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the improvements. Repairs and maintenance are expensed as incurred. Renewals and enhancements are capitalized and depreciated over the remaining life of the specific property unit. When the Company retires or disposes of property, plant or equipment, the cost and accumulated depreciation are removed from the Company’s accounts and any resulting gain or loss is reflected in the consolidated statements of operations and comprehensive income (loss).
Goodwill. The Company tests goodwill for impairment annually, as of September 30, or more frequently if circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The Company performs the impairment testing by first assessing qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of its reporting unit (currently only one reporting unit) is less than its carrying amount. In assessing the qualitative factors, the Company considers the impact of certain key factors including macroeconomic conditions, industry and market considerations, management turnover, changes in regulation, litigation matters, changes in enterprise value, and overall financial performance. If the Company determines that it is more likely than not that the fair value of the single reporting unit is less than its carrying amount, the Company tests for impairment by comparing the estimated fair value of the single reporting unit with its carrying amount. The Company performs a quantitative impairment test using fair values derived either from the Company’s market capitalization (as the Company has a single reporting unit) or by using a combination of the guideline public company method under the market approach and the discounted cash flow analysis method under the income approach to determine the fair value. Any excess of the carrying amount of the reporting unit’s goodwill over its fair value is recognized as an impairment loss, and the carrying value of goodwill is written down.
The Company's goodwill was generated through the business acquisitions during the year ended December 31, 2021. Based on our evaluation of market conditions and other qualitative and quantitative factors of the Company as of September 30, 2022, including the Company’s market capitalization, we performed our quantitative impairment test and concluded that the fair value of the Company’s single reporting unit exceeded its carrying value. However, during the fourth quarter of 2022, the Company experienced a sustained decline in the share price from $4.98 as of September 30, 2022, to $1.23 as of December 31,2022 which resulted in a decline of market capitalization from over $400 million to approximately $100 million, which indicated it was more likely than not than an impairment may exist. As of December 31, 2022, the Company performed an interim goodwill impairment test and determined that the carrying value of the reporting unit exceeds its fair value, and recognized a full impairment charge of $25.6 million and presented as goodwill impairment on the consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2022. No goodwill impairment was recognized during the years ended December 31, 2021 and 2020. (See Note 10 Intangible assets, net and goodwill.)

Long-Lived and Intangible Assets. Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives. Intangible assets and long-lived assets are reviewed for impairment at the asset group level whenever events or changes in circumstances indicate that the carrying amount of such asset group may not be recoverable. Recoverability of assets within an asset group to be held and used is measured by a comparison of the carrying amount of an asset group to the future undiscounted net cash flows expected to be generated by the asset group. If an asset group is considered to be impaired, an impairment is recognized to the extent that carrying value of the asset group exceeds its fair value. This analysis differs from the Company’s goodwill analysis in that the impairment for asset group is only deemed to have occurred if the sum of the forecasted undiscounted future cash flows of the asset group is less than its carrying value. The estimate of long-term undiscounted cash flows includes long-term forecasts of revenue growth, gross margins, and operating expenses, and requires significant judgment and assumptions. An impairment loss may exist when the estimated undiscounted cash flows attributable to the estimated undiscounted cash flows attributable to the asset group are less than the carrying amount of the asset group. No impairment of long-lived and intangible assets was recognized during the years ended December 31, 2022, 2021 and 2020.
Fair Value of Financial Instruments. Certain assets and liabilities are required to be recorded at fair value on a recurring basis. Fair value is determined based on the exchange price that would be received for an asset or transferred for a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. The carrying amounts of cash, accounts receivables, accounts payable and certain notes payable approximate fair value because of the short maturity and/or variable rates associated with these instruments. Long-term debt as of December 31, 2022 and 2021 approximates its fair value as the interest rates are indexed to market rates (Level 2 inputs). The Company categorizes the inputs to the fair value measurements into three levels based on the lowest level input that is significant to the fair value measurement in its entirety. These levels are:
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
Leases. Following the adoption of ASC 842, Leases (“ASC 842”), effective January 2021, the Company determines if an arrangement contains a lease at inception based on whether there is an identified asset and whether the Company controls the use of the identified asset throughout the period of use. The Company classifies leases as either financing or operating. Right of use (“ROU”) assets are recognized at the lease commencement date and represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Lease liabilities are recognized at the lease commencement date based on the present value of future lease payments over the remaining lease term. Present value of lease payments are discounted based on the Company’s incremental borrowing rate, when the interest rate implicit in the Company’s leases is not readily determinable.
Significant assumptions and judgments were made in the application of GAAP for leases, including those related to the lease discount rate. The interest rate used to determine the present value of the future lease payments is the Company’s incremental borrowing rate, when the interest rate implicit in the Company’s leases is not readily determinable. The incremental borrowing rate is estimated by developing its own synthetic credit rating, corresponding yield curve, and the terms of each lease at the adoption date. The Company involved valuation professionals with specialized skills and knowledge, who assisted in (a.) evaluating the appropriateness of the methodology used to estimate the synthetic credit rating, (b.) developing an estimate of the synthetic credit rating used by the Company in developing incremental borrowing rates, and (c.) obtaining market yield curves associated with the estimated synthetic credit rating used to derive incremental borrowing rates associated with different lease terms.
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

Accumulated Other Comprehensive Loss. Accumulated other comprehensive loss is defined as the change in equity resulting from transactions from non-owner sources. Other comprehensive (loss) income, net of tax, consisted of gains and losses associated with changes in foreign currency as a result of the translation of the financial statements of the Company’s Italian subsidiary.
Revenue Recognition. The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”). The Company’s principal business is the manufacturing of plant-based foods primarily in the United States and Italy. Revenue recognition is determined by (a) identifying the contract, or contracts, with a customer; (b) identifying the performance obligation in each contract; (c) determining the transaction price; and (d) allocating the transaction price to the performance obligation in each contract; and (e) recognizing revenue when, or as, the Company satisfies performance obligations by transferring the promised goods or services. Each shipped or delivered customer order is determined as a separate performance obligation. When control of the promised products and services are transferred to the Company’s customers, normally at the point when the promised products are delivered to customers or picked up by customers, the Company recognizes revenue in the amount that reflects the consideration the Company expects to receive in exchange for these products and services.
Control generally transfers to the customer when the product is shipped or delivered to the customer based upon applicable shipping terms. Payment terms with customers typically require payment 7 to 45 days from invoice date. Payment terms may vary by customer but generally do not exceed 45 days from invoice date.
The Company disaggregates revenue based on the type of products sold to its customers – private label, Tattooed Chef and other. Other revenues primarily consist of burritos, enchiladas and quesadillas and other products sold by NMFD, acquired by the Company on May 2021 (see Note 9 Business Combinations and Asset Acquisitions), to its restaurant customers on an as-needed basis, as well as co-manufacturing contracts.
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
The Company recognizes shipping and handling costs related to products transferred to the end customer as fulfillment cost and includes these costs in cost of goods sold.
Cost of goods sold. Cost of goods sold consists of the costs of raw materials utilized in the manufacture process, co-packing or repacking fees, in-bound freight charges, internal transfer costs, cold storage expenses incurred prior to the manufacture of the Company’s finished products, and out-bound freight to transfer the finished goods to the end customers. In addition, the Company includes in cost of goods sold certain costs such as depreciation, amortization and payroll costs that relate to the direct manufacture by the Company.
Operating Expenses. Operating expenses include selling expenses, cold storage expenses after manufacturing is complete, as well as expenses for advertising, sampling costs, costs for merchandise displays, other marketing expenses, and design expenses. Operating expenses also include such costs as payroll costs, travel costs, professional service fees (including legal fees), depreciation and amortization expenses unrelated to the production process, and other general and administrative costs.
Sales and Marketing Expenses. The Company expenses costs associated with sales and marketing as incurred. Sales and marketing expenses were $40.0 million, $23.1 million and $6.5 million for the years ended December 31, 2022, 2021 and 2020, respectively, and are included in operating expenses in the consolidated statements of operations and comprehensive income (loss).
Interest Expense. Interest expense includes interest primarily related to the Company’s notes payable and line of credit.

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
Income Taxes. As part of the process of preparing its consolidated financial statements, the Company is required to estimate its provision for income taxes in each of the tax jurisdictions in which it conducts business, in accordance with the ASC 740, Income Taxes (“ASC 740”). The Company computes its annual tax rate based on the statutory tax rates and tax planning opportunities available to it in the various jurisdictions in which it earns income. Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. A valuation allowance is provided when it is more likely than not that some portion or all of the net deferred tax assets will not be realized. The factors used to assess the likelihood of realization include the Company’s forecast of the reversal of temporary differences, future taxable income, and available tax planning strategies that could be implemented to realize the net deferred tax assets. Failure to achieve forecasted taxable income in applicable tax jurisdictions could affect the ultimate realization of deferred tax assets and could result in an increase in the Company’s effective tax rate on future earnings.
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must first be determined to be more likely than not to be sustained based solely on its technical merits, and if so, then measured to be the largest benefit that has a greater than 50% likelihood of being sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2022. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payment, accruals, or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. See Note 15 Income Taxes for more information on the Company’s accounting for income taxes.
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
For the year ended December 31, 2020, basic and diluted net income per share have been retroactively adjusted to reflect the Reverse Recapitalization of the Company described in Note 3 Reverse Recapitalization.
Use of Estimates. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates in valuing certain liabilities and assets include, but are not limited to, valuation assumptions of goodwill, warranty liabilities, acquisitions and purchase price allocation, useful lives and recoverability of long-lived assets, accrual for variable consideration, and income taxes. The Company bases its estimates on historical experience, expectations of future impacts and other assumptions that it believes are reasonable. Given the uncertainty of the global economic environment, the Company’s estimates could be significantly different than future performance. If actual amounts differ from estimates, the Company includes the updates in its consolidated results of operations in the period the actual amounts become known. Historically, the aggregate differences, if any, between its estimates and actual amounts in any year have not had a material effect on its consolidated financial statements.
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
The Public Warrants are considered freestanding equity-classified instruments due to their detachable and separately exercisable features and meet the indexation criteria in ASC 815, Derivatives and Hedging (“ASC 815”). Accordingly, the Public Warrants are presented as a component of Stockholders’ Equity in accordance with ASC 815. All of the public warrants have been exercised as of December 31, 2022. See Note 17 Stockholders’ Equity. The agreements with respect to the Company’s Private Placement Warrants include provisions related to determining settlement amounts that preclude the Private Placement Warrants from being accounted for as components of equity. As these warrants meet the definition of a derivative as contemplated in ASC 815, the Private Placement Warrants are recorded as derivative liabilities on the consolidated balance sheets and measured at fair value at inception (on the Closing Date) and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the consolidated statements of operations and comprehensive income (loss) in the period of change.
Concentrations of Credit Risk. The Company grants credit, generally without collateral, to customers primarily in the United States. Consequently, the Company is subject to potential credit risk related to changes in business and economic factors in this geographical area.
No single external supplier accounted for more than 10% of the Company’s cost of goods sold during the years ended December 31, 2022, 2021 and 2020, respectively.
Four customers accounted for 62% of the Company’s revenue during the year ended December 31, 2022. Three customers accounted for more than 72% of the Company’s revenue during the year ended December 31, 2021. Three customers accounted for more than 88% of the Company’s revenue during the year ended December 31, 2020.

	Year Ended December 31,
Customer	2022	2021	2020
Customer A	26%	26%	32%
Customer B	11%	11%	17%
Customer C	14%	35%	39%
Customer D	11%	*	*

*	Customer accounted for less than 10% of revenue in the period
Customers accounting for more than 10% of the Company’s accounts receivable as of December 31, 2022 and 2021 were:

Customer	December 31, 2022	December 31, 2021
Customer A	16%	13%
Customer C	10%	38%
Customer D	15%	12%

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
The Company’s products are primarily sold to customers in the United States. Approximately 2%, 1% and 1% of the total sales were sold to foreign countries in Europe, Asia and North America during the years ended December 31, 2022, 2021, and 2020, respectively. Long-lived assets consist of net property, plant and equipment. The geographic location of long-lived assets is as follows:

Long Lived Assets (in thousands)	December 31, 2022	December 31, 2021
Italy	$17,922	$17,269
United States	55,130	29,207
Total	$73,052	$46,476
The carrying amounts of net assets and the geographic location in which they are located are as follows:

Net Assets (in thousands)	December 31, 2022	December 31, 2021
Italy	$7,403	$8,203
United States	80,939	210,794
Total	$88,342	$218,997
Macroeconomic conditions, Inflation, COVID-19. The novel coronavirus (“COVID-19”) was categorized by the World Health Organization as a pandemic in March 2020. Concerns remain regarding the pace of economic recovery due to virus resurgence across the globe from the Omicron variants, subvariants and other virus mutations as well as vaccine distribution and hesitancy.
However, the pandemic may adversely affect the Company’s suppliers and could impair its ability to obtain raw material inventory in the quantities or of a quality the Company desires. The Company currently sources a material amount of its raw materials from Italy. Though the Company is not dependent on any single Italian grower for its supply of a certain crop, events (including COVID-19) generally affecting these growers could adversely affect the Company’s business. The Company has experienced and is experiencing varying levels of inflation resulting in part from increased shipping and transportation costs, increased raw material and labor costs caused by the COVID-19 pandemic and general global economic conditions. The inflationary impact on the Company’s cost structure has been considered in its product pricing adjustment, in addition to a continued focus on reducing manufacturing costs where possible.
The rapid development and fluidity of this situation precludes any prediction as to the ultimate material adverse impact on the financial statements and presents material uncertainty and risk with respect to our business, operations, financial condition and liquidity.
On March 10, 2023, it came to light that Silicon Valley Bank (“SVB”) was unable to sustain its operations, leading to the Federal Deposit Insurance Corporation taking over as its receiver. Even though our exposure to SVB or any other closed institutions was not significant, we cannot rule out the possibility of the banks or financial institutions where we hold our funds encountering similar issues in the future.
In the event of such financial institution failures, we could face additional risks, and any loss or constraint on our cash and potential access to financing from financial institutions could have adverse effects on our business. Therefore, it is essential that we take proactive measures to minimize our vulnerability to such risks and protect our financial interests.
Russia-Ukraine Conflict. Although the Company does not have direct exposure to Russia and Ukraine, the Company is monitoring the geopolitical situation resulting from Russia’s invasion of Ukraine. The Company may experience shortages in materials and increased costs for transportation, energy, and raw materials due in part to the negative impact of the Russia-Ukraine military conflict on the global economy. During the first half of 2022, the surging of energy cost in Europe moderately adversely impacted our growers and our manufacturing subsidiary in Italy. Therefore, the conflict between Russia and Ukraine has had a moderate adverse impact on the Company’s business, financial condition, and results of operations. However, the full impact of the conflict on the Company’s business operations and financial performance remains uncertain and will depend largely on the nature and duration of uncertain and unpredictable events, such as the severity and duration of further military action and its impact on regional and global economic conditions.
2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Recently issued and adopted accounting pronouncements
In June 2016, the FASB issued Accounting Standard Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses, which modifies the measurement of expected credit losses of certain financial instruments. The Company will be required to use a forward-looking expected credit loss model for accounts receivables, loans, and other financial instruments. The Company adopted the new standard on January 1, 2022. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.
In August 2020, FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies the accounting for convertible instruments. ASU 2020-06 removes certain accounting models that separate the embedded conversion features from the host contract for convertible instruments, requiring bifurcation only if the convertible debt feature qualifies as a derivative under ASC 815 or for convertible debt issued at a substantial premium. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The Company adopted the new standard on January 1, 2022. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements and related disclosures.
Recently issued but not yet adopted accounting pronouncements
In October 2021, the FASB issued ASU No. 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (Topic 805) (“ASU 2021-08”). ASU 2021-08 requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities (deferred revenue) from acquired contracts using the revenue recognition guidance in ASC 606. At the acquisition date, the acquirer applies the revenue model as if it had originated the acquired contracts. ASU 2021-08 is effective for annual periods beginning after December 15, 2022, including interim periods within those fiscal years. Adoption of ASU 2021-08 should be applied prospectively. Early adoption is also permitted, including adoption in an interim period. If early adopted, the amendments are applied retrospectively to all business combinations for which the acquisition date occurred during the fiscal year of adoption. The Company is currently evaluating the impact of ASU 2021-08 on its consolidated financial statements and does not expect adoption to have a material impact on the Company’s consolidated financial statements and related disclosures.
3. REVERSE RECAPITALIZATION
The Transaction
As discussed in Note 1 Basis of Presentation and Significant Accounting Policies, on October 15, 2020, the Company consummated the Transaction. In connection therewith, Merger Sub merged with and into Myjojo (Delaware), with Myjojo (Delaware) surviving the Transaction in accordance with the Delaware General Corporation Law. Upon consummation of the Transaction, Myjojo (Delaware) became a wholly owned subsidiary of Tattooed Chef, Inc. Further, Forum changed its name from Forum Merger II Corporation to Tattooed Chef, Inc.
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
The Restructuring
In connection with the Transaction, the following Restructuring transactions were consummated prior to, and as a condition to, the Closing, based on the Contribution Agreement dated June 11, 2020, entered into among Myjojo (Delaware), UMB, Pizzo Food Srls (“Pizzo”) and Salvatore Galletti:
(i)UMB contributed all of its equity interests in Ittella International to Myjojo (Delaware) (see Note 4 Redeemable Noncontrolling Interest) in exchange for 1,176 shares of Myjojo (Delaware) common stock. These shares were exchanged for 4,046,291 shares of Forum’s Class A common stock and cash of $9.0 million at the Closing Date;
(ii)Pizzo contributed all of its 30% equity interests in Ittella Italy in exchange for one share of Class B special stock of Myjojo (Delaware). This share was exchanged for 1,500,000 shares of Forum’s Class A common stock and cash of $2.0 million at the Closing Date;
(iii)Myjojo (Delaware) issued one share of Class A special stock to Myjojo (Delaware)’s Chief Operating Officer. In connection with the Transaction, this one share was exchanged for 500,000 shares of Forum’s Class A common stock with a fair value of $24.07 per share (total $12.0 million). In addition, the Chief Operating Officer received $1.0 million in cash at the Closing Date. The $13.0 million is included within operating expenses as compensation expense in the consolidated statements of operations and comprehensive income (loss); and
(iv)Salvatore Galletti transferred 165 shares of common stock of Myjojo (Delaware) to Project Lily, LLC (“Project Lily”) a Delaware limited liability company controlled by Salvatore Galletti. At the Closing Date, the shares of Myjojo (Delaware) held by Salvatore Galletti and Project Lily were exchanged for 27,757,557 and 566,481 shares (a total of 28,324,038), respectively, of Forum’s Class A common stock. In addition, Salvatore Galletti and Project Lily received cash of $61.5 million and $1.5 million, respectively, at the Closing Date.
In summary, Myjojo (Delaware) stockholders received a total of 34,370,329 shares of Forum Class A common stock and $75.0 million in cash at the Closing date in connection with the Merger. The $75.0 million in cash was accounted for as a distribution of capital made to the sellers. Salvatore Galletti was the sole stockholder of Myjojo (Delaware) immediately prior to the Restructuring transaction. Therefore, the shares outstanding prior to consummation of the Transaction were retroactively adjusted to reflect the 28,324,038 shares received by Mr. Galletti and Project Lily established in the reverse recapitalization.
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
The multiple settlement provisions of the Holdback Shares and Sponsor Earnout Shares constitute derivative instruments under ASC 815, which must be classified as asset or liability instruments at their fair value at the Closing date, and subsequently remeasured with changes in fair value recognized in earnings. At the Closing date, the fair value of the contingent consideration relating to the Holdback Shares amounted to $120.4 million. The derivative liability was remeasured with changes in fair value recognized in earnings of $37.2 million upon release of the Holdback Shares to the certain stockholders in November 2020. The fair value of the Sponsor Earnout Shares was $0 at the Closing date and $0 upon the release date. Refer to Note 12 Fair Value Measurements.
Transaction Costs
Direct and incremental transaction costs related to the Transaction (see Note 1 Basis of Presentation and Significant Accounting Policies) totaled $29.9 million, of which $9.4 million (cash amount, before tax) and $20.5 million (noncash amount, before tax) related to the fair value of a stock award issued to Harrison & Co. (“Harrison”), which were treated as a reduction of the cash proceeds and were deducted from the Company’s additional paid-in capital on October 15, 2020.
The Company engaged Harrison as advisors to facilitate the successful completion of the Transaction. The total consideration to Harrison for their advisory services included a $4.0 million success fee that was paid in cash upon closing of the Transaction and a stock award which included the right to receive 825,000 shares of common stock of the Company to be issued between May 1, 2021 and June 30, 2021. The shares were considered share-based compensation to non-employees and were classified as equity instruments as of October 15, 2020 (and therefore, not subject to remeasurement). The fair value of the share-based consideration on the date of the Transaction amounted to $20.5 million. The share-based consideration was fully vested upon consummation of the Transaction and there were no future service conditions. The fair value of the shares was recognized within additional paid-in capital as a reduction to the total amount of equity raised on the Closing Date. On June 1, 2021, the Company issued 825,000 shares of common stock to principals of Harrison.
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
4. REDEEMABLE NONCONTROLLING INTEREST
On April 15, 2019, UMB contributed $6.0 million to acquire 6,000 units for a 12.5% ownership interest in Ittella International. The Company incurred issuance costs of $0.1 million resulting in net consideration received of $5.9 million.

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
There was no Redeemable Noncontrolling Interest for the year ended December 31, 2022 and 2021. Changes in the carrying value of the Redeemable Noncontrolling Interest were as follows for the year ended December 31, 2020:

(in thousands)	Amount
Redeemable Noncontrolling Interest as of December 31, 2019	$6,900
Contribution from noncontrolling interest	1,143
Net income attributable to redeemable noncontrolling interest	230
Accretion to redeemable noncontrolling interest to redemption value	36,719
Reverse recapitalization transaction	(44,992)
Redeemable Noncontrolling Interest as of December 31, 2020	$—
As discussed in Note 3 Reverse Recapitalization, all Redeemable Noncontrolling Interest classified as mezzanine equity was reclassified to permanent equity in connection with the contribution of UMB’s 12.5% equity interests in Ittella International to Myjojo (Delaware) in exchange for Myjojo’s (Delaware)’s common stock and were exchanged for Forum Class A common stock upon consummation of the Transaction.
5. REVENUE RECOGNITION
Nature of Revenues
Substantially all of the Company’s revenue from contracts with customers consists of the sale of plant-based foods and is recognized at a point in time in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods.
The Company disaggregates revenue based on the type of products sold to its customers – Private label, Tattooed Chef and Other. Other revenues primarily consist of burritos, enchiladas and quesadillas and other products sold by NMFD, acquired by the Company in May 2021 (see Note 9 Business Combinations and Asset Acquisitions), to its restaurant customers, as well as co-manufacturing contracts. All sales are recorded within net revenue on the accompanying consolidated statements of operations and comprehensive income (loss). The Company does not have material contract assets and contract liabilities as of December 31, 2022 and 2021.

Revenue streams for the years ended December 31, 2022, 2021 and 2020 were as follows:

	December 31, 2022		December 31, 2021		December 31, 2020
Revenue Streams (in thousands)	Revenue	% Total	Revenue	% Total	Revenue	% Total

Tattooed Chef	$117,904	51%	$127,087	61%	$84,598	57%
Private label	100,036	43%	75,648	36%	62,906	42%
Other revenues	12,989	6%	5,259	3%	994	1%
Total net revenue	$230,929		$207,994		$148,498
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
For certain customers and products, the Company may offer incentives to its customers considered to be variable consideration including discounts and demonstration costs. Customer incentives considered to be variable consideration are recorded as a reduction to revenue as part of the transaction price based on the agreement at the time of the transaction. Customer incentives are allocated entirely to the single performance obligation of transferring product to the customer.
6. ACCOUNTS RECEIVABLE, NET
Trade receivables are customer obligations due under normal trade terms requiring payment generally within 7 to 45 days from the invoice date. The Company evaluates the creditworthiness of its customers regularly and, based on its analysis, the Company recorded an allowance for credit losses of $0.3 million as of December 31, 2022. There was no allowance for credit losses as of December 31, 2021. The Company writes off accounts receivable whenever they become uncollectible, and any payments subsequently received on such receivables are recorded as bad debt recoveries in the period the payment is received. Credit losses from continuing operations have consistently been within management’s expectations.
The Company offers promotional programs on sales of Tattooed Chef branded products to some new and existing customers. These programs constitute variable consideration and will reduce the transaction price on sales. In addition, the Company estimates variable consideration expected to reduce the related accounts receivables or record related accruals. In developing the estimate, the Company uses either the expected value or most likely amount method to determine the variable consideration. As a result, an accrual for variable consideration of $2.9 million and $4.1 million is recorded and presented as a reduction of accounts receivable as well as a reduction of revenue to estimate at the time of related sale as of December 31, 2022 and December 31, 2021, respectively.
Additionally, the Company maintains product demonstration accruals with some of its customers. The product demonstration accruals represent variable consideration and are recorded as a reduction of revenue. The Company’s obligations to the customers are included within accrued expenses on the consolidated balance sheets. The balances outstanding for accrued product demonstration were $1.0 million and $1.5 million as of December 31, 2022 and December 31, 2021, respectively (see Note 14 Accrued Expenses).

7. INVENTORY
Inventory consists of the following as of (in thousands):

	December 31, 2022	December 31, 2021
Raw materials	$32,652	$22,724
Work-in-process	5,303	5,545
Finished goods	34,328	24,450
Packaging	5,674	3,537
Total inventory	$77,957	$56,256
8. PROPERTY, PLANT AND EQUIPMENT
Property, plant, and equipment are stated at cost. A summary of property, plant, and equipment as of (in thousands):

	December 31, 2022	December 31, 2021
Land	$696	$738
Buildings	4,951	4,766
Leasehold improvements	6,662	5,336
Machinery and equipment	48,440	33,975
Computer equipment	605	549
Furniture and fixtures	444	169
Construction in progress	24,619	7,986
Property, plant, and equipment	86,417	53,519
Less: accumulated depreciation and amortization	(13,365)	(7,043)
Property, plant, and equipment, net	$73,052	$46,476
The Company recorded depreciation expense for the years ended December 31, 2022, 2021 and 2020 of $6.3 million, $3.5 million and $1.4 million, respectively.
9. BUSINESS COMBINATIONS AND ASSET ACQUISITIONS
NMFD and Karsten Acquisition
On May 14, 2021, the Company entered into a stock purchase agreement to acquire all outstanding stock of NMFD, a distributor and manufacturer of frozen and ready-to-eat Mexican food products for a total purchase price of $28.9 million. In addition, the Company entered into a membership interests purchase agreement to acquire all of the membership interest of Karsten for a total purchase price of $5.2 million. The primary reason for the purchase of NMFD and Karsten was to expand the Company’s manufacturing capacity to develop more ambient and refrigerated products. The NMFD Transaction met the definition of an acquisition of a business in accordance with ASC 805, and is accounted for under the acquisition method of accounting. During the period from the acquisition date to December 31, 2021, NMFD and Karsten contributed $22.2 million of revenue and $2.2 million of net loss.
Though the purchase agreements for each of NMFD and Karsten were executed as legally separate transactions, each was entered into contemporaneously and in contemplation of the other, and involved the same group of sellers. As such, the transactions noted above were accounted for on a combined basis and were viewed to represent a single integrated event.
Under the acquisition method of accounting, the assets acquired, and liabilities assumed by the Company in connection with the NMFD Transaction were initially recorded at their respective fair values. For income tax purposes, the Company made an election under Section 338(h)(10) to treat the NMFD Transaction as an asset acquisition, which allows for any goodwill recognized to be tax deductible and amortized over a 15-year statutory life. The excess of the purchase price over the fair value of assets acquired and liabilities assumed of approximately $18.0 million was recorded as goodwill.

Transaction costs of $0.5 million were incurred in relation to the acquisition. and were recorded to operating expense within the consolidated statement of operations for the year ended December 31, 2021.
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
(1)In December 2015 (prior to the NMFD Transaction), NMFD and Karsten entered into an agreement to purchase an industrial revenue bond (“IRB”) issued by Bernalillo County, New Mexico (“Bernalillo”) to be used to finance the costs of the construction, renovating and equipment of the manufacturing plant used by NMFD and Karsten and concurrently, assigned ownership of the manufacturing plant including building and land (“Property”) to Bernalillo as consideration for the purchase of the IRB, as well as entered into a lease agreement to lease the Property from Bernalillo (“Bernalillo Lease”). The Bernalillo Lease provides NMFD the option to purchase the Property for $1 following the payoff of the Bernalillo Lease. The sale of the Property to Bernalillo and concurrent leaseback of the Property in December 2015 did not meet the sale-leaseback accounting requirements as a result of NMFD’s and Karsten’s continuous involvement with the Property and thus, the IRB was not recorded as a sale but as a financing obligation, with the Property remaining on NMFD’s financial statements. The Bernalillo Lease and the IRB have the same counterparty, therefore a right of offset exists so long as NMFD continues to make rent payments under the terms of the Bernalillo Lease.
On May 14, 2021, the balance of the IRB asset and the lease obligation to Bernalillo was each $2.9 million. Upon the acquisition of NMFD and Karsten, the Company received all rights and assumed obligations related to the IRB, the Property and the Bernalillo Lease. Under business combination accounting literature and prior to the adoption of ASC 842, the transaction involving the IRB and the Bernalillo Lease should not be reassessed and, therefore, the failed sale-leaseback accounting should be reflected in the Company’s purchase accounting. There were no changes to the right of offset as a result of the acquisition and, thus, the lease obligation was offset against the IRB asset and was presented net on the Company’s consolidated balance sheet with no impact to the consolidated operations of income or consolidated cash flow statements. The leased assets were accounted for as a ROU asset under ASC 842 and the fair value of the ROU asset was determined to be $5.7 million and as such was presented on the consolidated balance sheet as an ROU asset of $5.7 million. In connection with the NMFD Transaction in May 2021, the Company assumed a note payable in the amount of $2.9 million See Note 16 Indebtedness. The Company recognized the entire balance as a current liability due to noncompliance with certain financing covenants.
In September 2022, the Company paid the sellers a post-closing adjustment of approximately $42,000, which resulted in a corresponding increase in the total purchase consideration. This purchase consideration change has no impact on consolidated statement of operations and only increased the balance of goodwill by the same amount.
The excess of purchase consideration over the fair value of the assets acquired and liabilities assumed was recorded as goodwill, which was primarily attributable to the assembled workforce and expanded market opportunities. Goodwill was assigned to the Company’s single reporting unit.

Belmont Acquisition
On September 28, 2021, Tattooed Chef formed BCI as a wholly-owned subsidiary. On December 21, 2021, BCI acquired substantially all of the assets and assumed certain specified liabilities from Belmont for an aggregate purchase price of $16.7 million. Belmont was a privately held company based in Youngstown, Ohio, and specialized in the development and manufacturing of private label nutritional bars. The primary reason for the purchase of Belmont’s assets and assumption of liabilities was to expand the Company’s manufacturing capacity into a nutritional bars and other ambient products. Approximately $4.0 million of the purchase price was paid by issuing 241,546 shares of Tattooed Chef’s common stock to Belmont’s sole shareholder. The number of shares payable at closing was determined based on the average closing price of the Company’s common stock over the three days preceding the closing date of the acquisition (December 21, 2021). The closing price of Tattooed Chef’s common stock was $16.90 per share at the acquisition date.
Under the acquisition method of accounting, the assets acquired and liabilities assumed by the Company in connection with the Belmont Acquisition were initially recorded at their respective fair values. The excess of the purchase price over the fair value of assets acquired and liabilities assumed of approximately $7.5 million was recorded as goodwill, which was primarily attributable to the assembled workforce and expanded market opportunities. The recognized goodwill is tax deductible and amortized over a 15-year statutory life for income tax purpose. Goodwill was assigned to the Company’s single reporting unit.
In relation to the acquisition, transaction costs of $0.2 million incurred by the Company were recorded to operating expense within the consolidated statement of operations for the year ended December 31, 2021. An immaterial amount of seller’s transaction costs were paid by the Company and included in the purchase price consideration.
The following table summarizes the fair value of assets acquired and liabilities assumed in the Belmont Acquisition as of the date of acquisition (in thousands):

Amount
Cash consideration	$12,739
Equity consideration – common stock	4,000
Total purchase consideration	$16,739
Assets acquired and liabilities assumed
Accounts receivable	$1,595
Inventory	4,130
Prepaid expenses and other current assets	38
Operating lease ROU asset	870
Property, plant and equipment	7,664
Accounts payable	(3,477)
Accrued expenses	(723)
Operating lease liability	(870)
Goodwill	7,512
Total assets acquired and liabilities assumed	$16,739
The excess of purchase consideration over the fair value of the assets acquired and liabilities assumed was recorded as goodwill, which is primarily attributable to the assembled workforce and expanded market opportunities. Goodwill was assigned to the Company’s single reporting unit. The fair value assigned to the assets acquired and liabilities assumed was based on management’s estimates and assumptions, which were preliminary as of December 31, 2021.
On May 11, 2022, the Company and Belmont delivered a joint release letter to the escrow agent authorizing a refund of $0.3 million from the escrow funds in relation to the acquisition purchase price adjustment. With this refund, total purchase consideration decreased by $0.3 million. This purchase consideration change has no impact on the income statement line items and only decreased the balance of goodwill by the same amount.
The Company finalized the purchase price allocation during the fourth quarter of 2022. A reduction of approximately $35,000 in accounts receivable was due to uncollectible status and an additional $1.2 million was allocated to two pieces of equipment which had been under construction by the vendors. This allocation adjustment reduced goodwill by $1.2 million accordingly.
The unaudited pro forma financial information in the table below summarizes the combined results of operations for each of the Company and all 2021 acquisitions as if both the NMFD Acquisition and the Belmont Acquisition had occurred as of January 1, 2020. There were no business combinations during the year ended December 31, 2022. The unaudited pro forma financial information as presented below is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisitions had occurred on the dates indicated.

	Year Ended December 31,
(in thousands, except per share amounts)	2022	2021	2020
Net revenue - pro forma combined	$230,929	$251,171	$202,916
Net (loss) income - pro forma combined	$(141,752)	$(88,071)	$70,210
Net (loss) income per share:
Basic	$(1.72)	$(1.08)	$1.91
Diluted	$(1.72)	$(1.08)	$1.74
DPG Acquisition

On August 19, 2022, the Company through its subsidiary, NM Holdings, entered into an asset purchase agreement with DPG. DPG is engaged in the business of manufacturing and selling a variety of frozen Mexican snacks and entrees.

Under the terms of the purchase agreement, the Company acquired certain manufacturing, production, and storage assets, organized workforce and assumed a lease for an 80,000 square foot manufacturing facility located in Albuquerque, New Mexico (“NM Lease”) at which the acquired assets currently operate, for a purchase price of approximately $10.4 million in cash. The facility is located near the Company’s Karsten and NMFD production facilities. The NM Lease expires on November 30, 2024 and is subject to two options to extend the term of the lease, each for an additional five year term.

The Company determined that the DPG acquisition did not meet the definition of a business combination by considering various factors. Specifically, the Company determined that the integrated assets of the acquired set does not contain a substantive process that, when integrated with the inputs the Company acquired, significantly contribute to the ability for a market participant to manage a business and create an output. Therefore, the Company accounted for the transaction as an asset acquisition. The Company allocated the $0.1 million of third-party transaction costs to the tangible assets acquired using their percentage of the fair value.
The following tables summarizes the allocation of the purchase consideration to the assets acquired and liabilities assumed as part of the transaction (in thousands):

Amount
Purchase consideration	$10,404
Add: Third-party transaction costs	93
Total purchase consideration	$10,497
Assets acquired and liabilities assumed
Inventory	$250
Intangible assets - favorable market lease(1)	1,685
Operating lease ROU asset	1,845
Property, plant and equipment	6,819
Other assets (lease deposit)	50
Intangible assets - organized workforce	1,693
Operating lease liability	(1,845)
Total assets acquired and liabilities assumed	$10,497

(1)Included within operating lease ROU assets on the consolidated balance sheets.
10. INTANGIBLE ASSETS, NET AND GOODWILL
Intangible assets consist of the following as of (in thousands):

	December 31, 2022	December 31, 2021
Amortizable tradenames	$220	$220
Organized workforce	1,693	—
Less: accumulated amortization	(260)	(69)
Intangible assets, net	$1,653	$151
The estimated useful lives of the identifiable definite-lived intangible assets, amortizable tradenames, acquired in the NMFD Acquisition (see Note 9 Business Combinations and Asset Acquisitions) in May 2021, were determined to be two years. The estimated useful lives of the identifiable definite-lived intangible assets, organized workforce, acquired in the DPG Acquisition (see Note 9 Business Combinations and Asset Acquisitions) in August 2022, were determined to be seven years.
The Company recorded amortization expense of the identifiable definite-lived intangible assets, approximately $0.2 million and $0.1 million for the years ended December 31, 2022 and 2021, respectively. There was no amortization expense for the year ended December 31, 2020.
Estimated future amortization expense for the definite-lived intangible assets is as follows (in thousands):

2023	$283
2024	242
2025	242
2026	242
2027	242
Thereafter	402
Total	$1,653
The following table sets forth the change in the carrying amount of goodwill for the year ended December 31, 2022 (in thousands):

Balance as of January 1, 2021	$—
NMFD Transaction	17,973
Measurement period adjustment (change in consideration)	26
Belmont Acquisition	8,925
Balance as of December 31, 2021	$26,924
Measurement period adjustments	(1,372)
Impairment charge	$(25,552)
Balance as of December 31, 2022	$—
The change in the carrying amount of goodwill for the year ended December 31, 2022 was primarily attributable to goodwill impairment. The changes in the carrying amount of goodwill for the year ended December 31, 2021 was driven by the acquisitions of NMFD and Belmont. See Note 9 Business Combinations and Asset Acquisitions for additional information.
Based on our evaluation of market conditions and other qualitative and quantitative factors of the Company as of September 30, 2022, including the Company’s market capitalization, we performed our quantitative impairment test and concluded that the fair value of the Company’s single reporting unit exceeded its carrying value. However, during the fourth quarter of 2022, the Company experienced a sustained decline in the share price from $4.98 as of September 30, 2022, to $1.23 as of December 31,2022 which resulted in a decline of market capitalization from over $400 million to approximately $100 million, which indicated it was more likely than not than an impairment may exist. As of December 31, 2022, the Company performed an interim goodwill impairment test. Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. An external valuation specialist was engaged to assist the valuation as of December 31, 2022. The fair value measurement of goodwill was measured using both the income approach and market approach. The income approach discounted the projected future cash flows based on budget projections and growth rates. As the discounted cash flows include unobservable inputs that were significant to the fair value measurement, the fair value was classified as a Level 3 measurement within the fair value hierarchy. The market approach applied multiples of revenue based on comparable publicly traded companies. Key estimates in the income and market approaches include the Company’s weighted-average cost of capital and future cash flow forecasts. The rate used to discount projected future cash flows under the income approach reflect a weighted-average cost of capital of 23.0%, which considered capital structure and risk premiums, including those reflected in the Company’s current market capitalization. Based on this analysis, the Company determined that the carrying value of the reporting unit exceeds its fair value, and recognized a full impairment charge of $25.6 million, presented as goodwill impairment on the consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2022. No goodwill impairment was recognized during the years ended December 31, 2021 and 2020.
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
Starting in February 2020, the Company entered into a trading facility for derivative forward contracts. Under this facility, the Company has access to open foreign exchange forward contract instruments to purchase a specific amount of funds in Euros and to settle, on an agreed-upon future date, in a corresponding amount of funds in US dollars. During the years ended December 31, 2022, 2021 and 2020, the Company entered into foreign currency exchange forward contracts to purchase €30.1 million, €58.2 million and €67.8 million, respectively. The notional amounts of these derivatives were $33.0 million, $70.0 million and $79.2 million for the years ended December 31, 2022, 2021 and 2020, respectively.
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
The fair values of the Company’s derivative instruments classified as Level 2 financial instruments (see Note 12 Fair Value Measurements) and the line items within the accompanying consolidated balance sheets to which they were recorded are summarized as follows (in thousands):

	Balance Sheet Line Item	December 31, 2022	December 31, 2021
Derivatives not designated as hedging instruments:
Foreign currency derivatives	Forward contract derivative liability	$447	$1,804
Total		$447	$1,804

The effect on the accompanying consolidated statements of operations and comprehensive income (loss) of derivative instruments not designated as hedges is summarized as follows (in thousands):

		Year Ended December 31,
	Line Item in Statement of Income	2022	2021	2020
Derivatives not designated as hedging instruments:
Foreign currency derivatives	Other (expense) income, net	$(2,907)	$(2,846)	$1,042
Gain on settlement of contingent consideration derivative	Other (expense) income, net	—	—	37,200
Total		$(2,907)	$(2,846)	$38,242
Unrealized gains (losses) on forward currency derivatives for the years ended December 31, 2022, 2021 and 2020 were $(0.4) million, $(1.8) million and $1.0 million, respectively. The Company has notional amounts of $33.7 million, $43.5 million and $45.6 million on outstanding derivatives as of December 31, 2022, 2021 and 2020, respectively.
12. FAIR VALUE MEASUREMENTS
Contingent Consideration Liabilities – Holdback Shares
As part of the Transaction (see Note 1 Basis of Presentation and Significant Accounting Policies), an additional 5,000,000 shares of Forum’s common stock (the “Holdback Shares”) were placed into escrow, to be released to certain Myjojo (Delaware) stockholders upon satisfaction, within the first three years after the Closing Date, of the following conditions: (i) if the trading price of the Company’s common stock equaled or exceeded $12.00 on any 20 trading days in any 30-day trading period (the “$12.00 Share Price Trigger”), then 2,500,000 additional Holdback Shares were to be released to certain Myjojo (Delaware) stockholders or (ii) if the trading price of the Company’s common stock equaled or exceeded $14.00 on any 20 trading days in any 30-day trading period (each of such $14.00 trigger and the $12.00 Share Price Trigger, a “Share Price Trigger”), then 2,500,000 Holdback Shares were to be released to certain Myjojo (Delaware) stockholders. If a change in control occurred within the first three years after the Closing, all Holdback Shares not previously released were to be released to certain Myjojo (Delaware) stockholders. If the conditions to release of the Holdback Shares were not satisfied within the first three years following the Closing Date, the Holdback Shares would be forfeited. On November 16, 2020, both Share Price Trigger events for the issuance of the Holdback Shares occurred and, accordingly, the Company released from escrow and delivered the 5,000,000 Holdback Shares to the Myjojo (Delaware) stockholders (other than Pizzo and Myjojo (Delaware)’s Chief Operating Officer).
The Company recognized and measured a contingent consideration liability associated with Holdback Shares at a fair value of $120.4 million, determined using a probability-weighted discounted cash flow model. Significant inputs used in the model includes certain financial metric growth rates, volatility rates, projections associated with the applicable contingency, the interest rate, and the related probabilities and payment structure in the Merger Agreement, which are not observable in the market and are therefore considered to be Level 3 inputs.
On November 16, 2020, the contingencies were met and accordingly the Holdback Shares were released. The remeasured fair value of the liability was $83.2 million based on the public share price on release date and was charged against additional paid-in capital. The change in fair value during the period resulted in a gain on settlement of the contingent consideration derivative of $37.2 million and was recorded within “other income” in the consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2020.
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
The multiple settlement provisions of the Holdback Shares and Sponsor Earnout Shares constituted derivative instruments under ASC 815, which must be classified as asset or liability instruments at their fair value at the Closing Date, and subsequently remeasured with changes in fair value recognized in earnings. At the Closing Date, the fair value of the contingent consideration relating to the Holdback Shares amounted to $120.4 million. The derivative liability was remeasured with changes in fair value recognized in earnings of $37.2 million upon release of the Holdback Shares to the certain stockholders in November 2020. The fair value of the Sponsor Earnout Shares was $0 at the Closing Date and $0 upon the release date.
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
Warrant Liabilities
In connection with Forum’s IPO and issuance of Private Placement Units in August 2018, Forum issued Units consisting of common stock with attached Public Warrants and Private Placement Warrants (together, the “Warrants”). All Public Warrants were exercised during 2021 and 2020.
Each Private Placement Warrant entitled or entitles the holder to purchase one share of the Company’s common stock at an exercise price of $11.50.
The Private Placement Warrants are accounted for as liabilities in accordance with ASC 815 and are presented within warrant liabilities on the consolidated balance sheets. The warrant liabilities are measured at fair value at inception (“initial measurement”), which is at the Closing Date, and on a recurring basis (“subsequent remeasurement”), with changes in fair value presented within change in fair value of warrant liabilities in the consolidated statements of operations and comprehensive income (loss).
•Initial Measurement
The value of the Private Placement Warrants was initially measured at fair value on October 15, 2020, the Closing Date.
•Subsequent Measurement
At each reporting period or upon exercise of the Private Placement Warrants, the Company remeasures the Private Placement Warrants at their fair values with the change in fair value reported to current operations within the consolidated statements of operations and comprehensive income (loss). During the years ended December 31, 2022, no Private Placement Warrants were settled. During the year ended December 31, 2021, Private Placement Warrants totaling 292,417 were settled, resulting in an aggregate loss on settlements of $0.1 million. During the year ended December 31, 2020, Private Placement Warrants totaling 247,423 were settled, resulting in an aggregate gain on settlements of $0.7 million.
For the years ended December 31, 2022, 2021 and 2020, the change in the fair value of the warrant liabilities charged to current operations resulted in a gain of $0.8 million, $0.6 million, and $1.2 million, respectively.

•Fair Value Measurement
The fair value of the Private Placement Warrants was determined to be $0.05 per warrant as of December 31, 2022, using Monte Carlo simulations and using Level 3 inputs. Inherent in a Monte Carlo simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock warrants based on implied volatility from its traded warrants and historical volatility of select peers’ common stock with similar expected term of the Warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield on the grant date with a maturity similar to the expected remaining term of the warrants. The expected term of the Warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company estimated to remain at zero.
The following table provides quantitative information regarding the inputs to the fair value measurement of the Private Placement Warrants as of each measurement date:

Input	December 31, 2022	December 31, 2021	December 31, 2020
Risk-free interest rate	4.22%	1.08%	0.34%
Expected term (years)	2.79	3.79	4.79
Expected volatility	70.19%	45.00%	35.00%
Exercise price	$11.50	$11.50	$11.50
Fair value per warrants	$0.05	$7.07	$12.72
On December 31, 2022, the fair value of the Private Placement Warrants was determined to be $0.05 per warrant, or an aggregate value of approximately $6,000 for 115,160 outstanding warrants. On December 31, 2021, the fair value of the Private Placement Warrants was determined to be $7.07 per warrant, or an aggregate value of $0.8 million for 115,160 outstanding warrants. On December 31, 2020, the fair value of the Private Placement Warrants was determined to be $12.72 per warrant, or an aggregate value of $5.2 million for 407,577 outstanding warrants. On October 15, 2020, the fair value of the Private Placement Warrants was determined to be $13.85 per warrant, or an aggregate value of $9.1 million for 655,000 outstanding warrants.
The following table presents the changes in the fair value of warrant liabilities (in thousands):

Private Placement
Fair value at initial measurement on October 15, 2020	$9,072
Exercise of Private Placement Warrants	(2,696)
Change in fair value (1)	(1,192)
Fair value as of December 31, 2020	$5,184
Exercise of Private Placement Warrants	(3,782)
Change in fair value (1)	(588)
Fair value as of December 31, 2021	$814
Change in fair value (1)	(808)
Fair value as of December 31, 2022	$6

(1)	Changes in fair value are recognized in change in fair value of warrant liabilities in the consolidated statements of operations and comprehensive income (loss).
Derivative Instruments
Derivative contracts are valued using quoted market prices and significant other observable inputs. The Company uses derivative instruments to minimize its exposure to fluctuations in foreign currency exchange rates. The Company’s derivative instruments primarily include foreign currency forward contracts related to certain intercompany loans, and intercompany trading balances. The fair values for the majority of the Company’s foreign currency derivative contracts are evaluated by comparing the contract rate to a published forward price of the underlying market rates, which is based on market rates of comparable transactions. The valuation approach is classified within Level 2 of the fair value hierarchy. See Note 11 Derivative Instruments.
Business Combination and Asset Acquisitions
Business combinations are accounted for using the acquisition method of accounting. The Company recognizes the assets acquired and the liabilities assumed at the acquisition date measured at their fair values as of that date. Fair value determinations are based on a variety of valuation techniques based on the facts and circumstances surrounding the transaction and the nature of the assets. In determining the fair value of the assets acquired and liabilities assumed in a material acquisition, the Company may utilize from the assistance of third party valuation firms to determine fair values of some or all of the assets acquired, and liabilities assumed, or may complete some or all of the valuations internally. Fair value of property plant and equipment were determined by a market approach or a cost approach to calculate the replacement or reproduction cost. Fair value of the below-market lease was estimated based on discounted cash flow of below market rent. Fair value of inventories was based on replacement cost to estimate the value of raw materials and the comparative sales method to estimate the value of work in process and finished goods. Under business combination accounting, the value of goodwill reflects the excess of the fair value of the consideration conveyed to the seller over the fair value of the net assets received. Under asset acquisitions accounting, fair value of assembled workforce was based on a cost approach (assemblage cost avoided method) to estimate the value of workforce obtained. See Note 9 Business Combinations and Asset Acquisitions.
Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis
Assets that are measured at fair value on a nonrecurring basis primarily relate to property, plant and equipment, net, operating lease right-of-use assets, net, finance lease right-of-use assets, net, goodwill, and intangible assets, net. The Company does not periodically adjust carrying value to fair value for these assets; rather, the carrying value of the asset is reduced to its fair value when the Company determines that impairment has occurred. As of December 31, 2022, the Company recognized a goodwill impairment charge of $25.6 million to fully impair goodwill (see Note 10 Intangible assets, net and goodwill), no impairments have been recognized for other assets. As of December 31, 2021, no impairments have been recognized for these assets.
13. LEASES
As of December 31, 2022, the Company’s primary leasing activities were related to office space, production and storage facilities and certain Company vehicles and equipment. In connection with the business acquisitions completed in 2021, the Company assumed several operating leases and a finance lease (the “Karsten Lease”) (see Note 9 Business Combinations and Asset Acquisitions). The Karsten Lease provides the Company the option to purchase the leased facility for $1.00 (one dollar) following the payoff of the lease obligation balance. The leased facility was accounted for as a finance lease ROU asset in connection with the NMFD Transaction under ASC 842 (see Note 1 Basis of Presentation and Significant Accounting Policies and Note 9 Business Combinations and Asset Acquisitions).
Significant assumptions and judgments were made in the application of GAAP for leases, including those related to the lease discount rate. The interest rate used to determine the present value of the future lease payments is the Company’s incremental borrowing rate, when the interest rate implicit in the Company’s leases is not readily determinable. The incremental borrowing rate is estimated by developing its own synthetic credit rating, corresponding yield curve, and the terms of each lease at the adoption date. The Company involved valuation professionals with specialized skills and knowledge, who assisted in (a.) evaluating the appropriateness of the methodology used to estimate the synthetic credit rating, (b.) developing an estimate of the synthetic credit rating used by the Company in developing incremental borrowing rates, and (c.) obtaining market yield curves associated with the estimated synthetic credit rating used to derive incremental borrowing rates associated with different lease terms.
The Company made an accounting policy election to not record leases with a term of 12 months or less on the accompanying consolidated balance sheets and recognizes related lease payments in the consolidated statements of operations and comprehensive income (loss) on a straight-line basis over the lease term. The Company determines if an arrangement is a lease at inception of a contract. The Company elected the practical expedient to not separate lease components from non-lease components for any leases within its existing classes of assets. Therefore, the Company does not allocate consideration between lease and non-lease components, such as maintenance costs. Operating lease expense for fixed lease payments is recognized on a straight-line basis over the lease term. Variable lease payments for volume-based expenses, short-term leases and non lease components are not included in the measurement of the ROU assets or lease liabilities and are expensed as incurred. For some leases, the Company reimburses the landlord for non-lease components, or items that are not considered components of a contract, such as common area maintenance, property tax and insurance costs. As the Company elected not to separate lease and non-lease components, these payments are based on actual costs, making them variable consideration and excluding them from the calculations of the ROU asset and lease liability.
Lease expense for operating leases, consisting of lease payments, is recognized on a straight-line basis over the lease term. Lease expense for finance leases consists of the amortization of the ROU asset on a straight-line basis over the asset’s estimated useful life. Interest expense on finance leases is calculated using the amortized cost basis. The components of lease costs are as follows:

		Year Ended December 31,
(in thousands)	Statement of Operations Line Item	2022	2021
Operating leases
Lease cost	Cost of goods sold	$2,966	$1,014
Lease cost	Operating expenses	444	293
Operating lease cost		3,410	1,307
Finance leases
Amortization of right-of use assets	Operating expenses	157	110
Interest on IRB lease note payable	Interest expense	104	67
Finance lease cost		261	177
Other
Variable lease cost	Cost of goods sold	1,907	1,733
Variable lease cost	Operating expenses	667	21
Variable lease cost*		2,574	1,754
Total lease cost		$6,245	$3,238

*	Variable lease cost primarily consists of month to month rent, charges based on usage and maintenance.
The Company’s rent expense amounted to $2.1 million for the years ended December 31, 2020.

Supplemental balance sheet information as of December 31, 2022 related to leases are as follows:

(in thousands)	Balance Sheet Line Item	December 31, 2022	December 31, 2021
Assets
ROU assets - finance lease(1)	Finance lease right-of-use asset, net	$5,749	$5,749
Less: accumulated amortization	Finance lease right-of-use asset, net	(281)	(110)
Finance lease right-of-use assets, net	Finance lease right-of-use asset, net	5,468	5,639
ROU assets - operating lease	Operating lease right-of-use assets	22,769	9,099
Less: accumulated amortization	Operating lease right-of-use assets	(3,539)	(1,060)
Operating lease right-of-use assets, net	Operating lease right-of-use assets	19,231	8,039
Total lease ROU assets		$24,699	$13,678
Liabilities
Current:
Operating lease liabilities, current	Operating lease liabilities, current	$2,437	$1,523
Finance lease liability(1)	(1)	2,661	2,826
Long term:
Operating lease liabilities, noncurrent	Operating lease liabilities, noncurrent	15,604	6,599
Total lease liabilities		$20,702	$10,948

(1)
The finance lease ROU asset and liability under an IRB arrangement were acquired and assumed through NMFD acquisition (see Note 9 Business Combinations and Asset Acquisitions). The finance lease liability was offset with IRB assets. The amounts of the finance lease liability and IRB assets were the same as the balance of note payable (see Note 16 Indebtedness).

Supplemental cash flow information related to leases was as follows:

	Year Ended December 31,
($ in thousands)	2022	2021
Operating cash flows paid for operating leases	3,751	986
Financing cash flows paid for note payable related to IRB lease	257	90

Non-cash investing and financing activities: ROU assets obtained in exchange for lease obligations:
Operating lease	13,670	4,936
The following table represents the weighted-average remaining lease term and discount rates for operating lease as of December 31, 2022 and 2021:

	December 31, 2022		December 31, 2021
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted-average remaining lease term (years)	6.74	3.00	7.11	4.00
Weighted-average discount rate	4.7%	3.8%	4.4%	3.8%

The following table reconciles the undiscounted future lease payments for operating leases to the operating leases recorded on the consolidated balance sheets at December 31, 2022:

(in thousands)	Operating Leases
2023	$3,394
2024	3,081
2025	2,597
2026	2,361
2027	2,138
Thereafter	9,437
Total undiscounted lease payments	23,008
Less imputed interest	4,967
Present value of future lease payments	$18,041
Current lease liabilities	2,437
Noncurrent lease liabilities	15,604
14. ACCRUED EXPENSES
The following table provides additional information related to the Company’s accrued expenses as of (in thousands):

	December 31, 2022	December 31, 2021
Accrued product demonstration	$1,048	$1,471
Accrued payroll	4,115	1,600
Accrued commission	1,158	607
Other accrued expenses	1,294	89
Total	$7,615	$3,767
15. INCOME TAXES
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
The Company’s (loss) income before income taxes are subject to taxes in the following jurisdictions for the following periods (in thousands):

	December 31, 2022	December 31, 2021	December 31, 2020
Pre-tax (loss) income from U.S. operations	$(141,135)	$(40,811)	$25,574
Pre-tax income from foreign operations	764	1,292	4,350
Total pre-tax (loss) income	$(140,371)	$(39,519)	$29,924

The income tax expense (benefit) consisted of the following:

	Year Ended December 31,
	2022	2021	2020
Current:
Federal	$—	$—	$—
State and local	75	2	78
Foreign	770	641	947
Total current	845	643	1,025
Deferred:
Federal	—	35,256	(29,138)
State and local	—	11,726	(13,470)
Foreign	267	(186)	(390)
Tax benefit recorded to additional paid-in capital	—	—	2,180
Total deferred	267	46,796	(40,818)
Total income tax expense (benefit)	$1,112	$47,439	$(39,793)
For the years ended December 31, 2022, 2021 and 2020, the effective tax rate was (0.8)%, (120.0)%, and (133.0)%, respectively. A reconciliation of the income tax provisions to the amounts computed by applying the statutory federal income tax rate to income before income tax provisions are as follows (in thousands):

	Year Ended December 31,
	2022		2021		2020
Income taxes computed at federal statutory rate	$(29,479)	21.0%	$(8,299)	21.0%	$6,222	20.8%
State and local taxes	(5,884)	4.2%	(1,182)	3.0%	(334)	(1.1)%
Section 162(m) limitation	806	(1)%	—	—%	2,537	8.5%
Derivative gain / loss	—	—%	(20)	0.1%	(7,812)	(26.1)%
Warrant gain / loss	(170)	0.1%	—	—%	—	—%
RSA windfall / shortfall	195	(0.1)%	—	—%	—	—%
Permanent differences	3	—%	16	—%	(187)	(0.6)%
Foreign taxes	728	(0.5)%	455	(1.2)%	947	3.2%
Earnings not subject to federal entity-level tax	(57)	—%	—	—%	—	—%
Change in valuation allowance	32,946	(23.5)%	50,204	(127.0)%	(1,995)	(6.7)%
Effect of change in rate (state)	1,020	(0.7)%	4,897	(12.4)%	—	—%
Change in tax status	—	—%	—	—%	(39,129)	(130.8)%
Other	1,004	(0.7)%	1,368	(3.5)%	(42)	(0.1)%
Total income tax expense (benefit)	$1,112	(0.8)%	$47,439	(120.0)%	$(39,793)	(133.0)%

Deferred Tax Assets and Liabilities
The components of deferred income tax assets and liabilities, which are included in the accompanying consolidated balance sheets, are summarized as follows as of (in thousands):

	December 31, 2022	December 31, 2021
Deferred tax assets
Transaction costs	$1,211	$1,127
Intangibles	35,701	33,272
Stock based compensation	1,622	643
Accruals and reserves	874	767
Net operating loss carryforwards	45,348	15,144
Lease liabilities	4,409	2,087
Unrealized foreign currency exchange loss	14	232
Other	604	318
Gross deferred tax assets	89,783	53,590
Less valuation allowance	(83,082)	(50,136)
Total deferred tax assets	$6,701	$3,454
Deferred tax liabilities
Fixed assets	$(2,001)	$(1,042)
ROU asset	(4,700)	(2,067)
Other	—	(79)
Total deferred tax liabilities	(6,701)	(3,188)
Net deferred tax assets	$—	$266
Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2022, as well significant deferred tax asset in excess of deferred tax liabilities.
On the basis of this evaluation, as of December 31, 2022, management believes it is more likely than not that the deferred tax assets will not be realized. As such, the Company has established a valuation allowance against its net deferred tax assets in the amount of $83.1 million.
As of December 31, 2022, the Company had federal and state net operating loss carryforwards of approximately $187.2 million and $102.7 million, respectively. The federal net operating loss carryforwards can be carried forward indefinitely. The state net operating loss carryforwards will expire beginning in 2036, if not utilized.
Pursuant to Section 382 of the Internal Revenue Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change, by value, in the corporation’s equity ownership by certain shareholders or group of shareholders over a rolling three-year period), the corporation’s ability to use its pre-ownership change net operating loss carryforwards to offset its post-ownership change income may be limited. As of December 31, 2022 and 2021, the Company has not completed an analysis of ownership change, and as such existing net operating loss carryforwards may be limited.
The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position based solely on the technical merits. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company evaluated all of its tax positions for which the statute of limitations remained open and determined there were no unrecognized tax benefits as of December 31, 2022 and 2021.

The Company’s policy is to classify interest and penalties associated with uncertain tax positions, if any, as a component of its income tax provision. For the years ended December 31, 2022, 2021 and 2020, the Company had no interest or penalties related to unrecognized tax benefits.
As of December 31, 2022, and 2021, the Company had no open tax examinations by any taxing jurisdiction in which it operates. The taxing authorities of the most significant jurisdictions are the United States Internal Revenue Service, the California Franchise Tax Board and the Agenzia delle Entrate (the Revenue Agency in Italy). The statute of limitations for which the Company’s tax returns are subject to examination are as follows: Federal 2019-2022, California 2018-2022, and Italy 2018-2022.
16. INDEBTEDNESS
Debt consisted of the following as of (in thousands):

	December 31, 2022	December 31, 2021
Notes payable	$6,239	$5,735
Notes payable to related parties (Note 19 Related Party Transactions)	10,000	—
Line of credit	20,314	1,200
Total debt	36,553	6,935
Less current debt	(25,370)	(6,219)
Total long-term debt	$11,183	$716
Lines of Credit
(a) In the United States
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
On August 5, 2022, the Company entered into a Joinder and First Amendment to Amended and Restated Loan and Security Agreement (the “First Amendment”) with the financial institution whereby the Company expanded the Credit Facility to $40.0 million from $25.0 million, and extended the Credit Facility so that it now has a three-year term set to mature in September 2025. Under the First Amendment, the Company may borrow up to (a) 85% (or such lesser percentage as Lender may in its sole and absolute discretion determine from time to time) of the net amount of eligible accounts; plus, (b) the lesser of: (i) 50% of the net amount of eligible inventory (ii) $25.0 million; minus (c) the sum of all reserves. Beginning with the quarter ending September 30, 2022, the Company must meet new minimum EBITDA tests: trailing 1-quarter period ended September 30, 2022, consolidated adjusted EBITDA should not be less than negative $20.0 million; trailing 2-quarter period ended December 31, 2022, consolidated adjusted EBITDA should not be less than negative $30.0 million; trailing 3-quarter period ended March 31, 2023, consolidated adjusted EBITDA should not be less than negative $35.0 million; trailing 4-quarter period ended June 30, 2023, consolidated adjusted EBITDA should not be less than negative $40.0 million; trailing 5-quarter period ended September 30, 2023, consolidated adjusted EBITDA should not be less than negative $40.0 million; and the Company is required to achieve positive EBITDA by the two trailing quarters ending December 31, 2023. In addition, commencing with the quarter ending December 31, 2024, the Company must achieve a fixed charge coverage ratio of not less than 1.00 to 1.00 each quarter. As of December 31, 2022, the Company was not in compliance with the financial covenants under the Credit Facility.

The Credit Facility bears interest at an annual rate equal to the sum of the Daily Adjusting Term SOFR Rate in effect from time to time plus 3.00%. “Daily Adjusting Term SOFR Rate” means, for any day, the rate per annum equal to the Term SOFR. The Daily Adjusting Term SOFR Rate shall be adjusted on a daily basis; provided that, if such rate is not published on such determination date then the rate will be the Term SOFR Rate on the first business day immediately prior thereto. The actual interest rates on outstanding borrowings were 6.36% and 4.25% as of December 31, 2022 and 2021, respectively.
The Credit Facility has an arrangement associated with it wherein all collections from collateralized receivables are deposited into a collection account and applied to the outstanding balance of the line of credit on a daily basis. The funds in the collection account are earmarked for payment towards the outstanding line of credit and given the Company’s obligation to pay off the outstanding balance on a daily basis, the balance was classified as a current liability on the Company’s consolidated balance sheets as of December 31, 2022 and 2021. As of December 31, 2022, under the Credit Facility, $19.5 million has been borrowed and $0.6 million has been utilized for the letter of credit issuance as described below.
The Credit Facility includes a letter of credit subfacility in the amount of up to $1.0 million. The Company agrees to pay (i) to the lender for each letter of credit, a per annum fee (the “Letter of Credit Fee”) equal to 1.00% of the outstanding letter of credit obligations, which fee shall be payable monthly in arrears on the first day of each calendar month, (ii) to the letter of credit issuer, for its own account, all customary charges and commissions associated with the issuance, amending, negotiating, payment, processing, renewal, transfer and administration of letters of credit, which charges shall be paid as and when incurred, and (iii) to the lender, all customary charges of the letter of credit issuer referenced in clause (ii) above paid by the lender on behalf of the Company. The Letter of Credit Fee shall be payable when the letter of credit is issued and on each anniversary thereof and on the Credit Facility maturity date. As of December 31, 2022, the Company had $0.6 million outstanding on its letter of credit under the subfacility.
(b) In Italy
In March 2021, Ittella Italy entered into a line of credit with a financial institution in the amount of up to €0.6 million. The balance on the credit facility was €0.6 million ($0.6 million) and €0.6 million ($0.7 million) as of December 31, 2022 and 2021, respectively. The credit facility bears a one time commission fee at 0.40% and interest at 1.50% per annum. Under this credit facility, Ittella Italy borrows the amount based on the sales invoices presented to the financial institution and pays back within 60 days. This line of credit does not have an expiration date and does not contain financial covenants.
In September 2021, Ittella Italy entered into a line of credit with a financial institution in the amount of up to €1.4 million. The balance on the credit line was €0.2 million ($0.2 million) and €0.5 million ($0.5 million) as of December 31, 2022 and 2021, respectively. The line of credit bears a one time commission fee at 0.40% and interest at 0.85% per annum. Under this line of credit, the financial institution advances suppliers based on purchase invoices presented and Ittella Italy pays back the amounts borrowed within 180 days. This line of credit does not have an expiration date and does not contain financial covenants.
For the lines of credit with original maturities on borrowings greater than 90 days, the Company presents the borrowing and repayment amounts at gross in the consolidated statements of cash flows. For the lines of credit with original maturities on borrowings shorter than 90 days, the Company presents the borrowing and repayment amounts at net in the consolidated statements of cash flows.
Notes payable
(a) In the United States
On January 6, 2020, Ittella Properties, the variable interest entity (“VIE”), refinanced all of its existing debt with a financial institution in the amount of $2.1 million. The note payable accrues interest at 3.6% per annum and has a maturity date of January 31, 2035. Financial covenants of the note payable include a minimum fixed charge coverage ratio of 1.20 to 1.00. The outstanding balance on the Note was $1.8 million and $1.9 million as of December 31, 2022 and 2021, respectively. Commencing with the fiscal quarter ending September 30 2022, the VIE should meet a minimum fixed charge coverage ratio of 1.20 to 1.00. As of December 31, 2022, the VIE was not in compliance with the fixed charge coverage ratio and the full balance of the note payable was classified as a current liability.

In connection with the NMFD Transaction in May 2021 (see Note 9 Business Combinations and Asset Acquisitions), the Company assumed a note payable in the amount of $2.9 million. The note payable bears interest at 3.8% per annum and has a maturity date of December 29, 2025. Under the note payable, NMFD must maintain a minimum fixed charge coverage ratio of 1.20 to 1.00, assessed semi-annually as of June 30 and December 31 of each calendar year beginning December 31, 2021, and the Company must, on a consolidated basis, maintain a funded debt to EBITDA ratio not to exceed four to one, tested semi-annually as of June 30 and December 31, each calendar year beginning each calendar year beginning June 30, 2021. The outstanding balance of the note payable was $2.7 million and $2.8 million as of December 31, 2022 and 2021, respectively. The balance was classified as a current liability due to noncompliance with the above financial covenants.
On November 23, 2022, the Company entered a Subordination Agreement with the financial institution (“Senior Creditor”), the Senior Creditor has provided the Credit Facility. On November 23, 2022 and December 29, 2022, the Company borrowed $5.0 million unsecured loan each from Salvatore Galletti. Total loan made by Mr. Galletti was $10.0 million as of December 31, 2022. The loan from Mr. Galletti is evidenced by a Promissory Note that bears interest at the same rate as the Credit Facility (i.e., the daily adjusting term SOFR rate + 3.0% per annum), matures on September 30, 2025, and is payable interest only, monthly, until the Maturity Date. The Note is subordinated in right of payment to obligations to the Senior Creditor pursuant to the terms of the Subordination Agreement between the Company and the Senior Creditor.
(b) In Italy
In May 2021, Ittella Italy entered into a promissory note with a financial institution in the amount of €1.0 million. The note accrues interest at 1.014% per annum and has a maturity date of May 28, 2025, when the full principal and interest are due. The promissory note doesn’t contain any financial covenants. The balance on the promissory note was €0.6 million ($0.7 million) and €0.9 million ($1.0 million) as of December 31, 2022 and 2021, respectively. As of December 31, 2022, approximately €0.2 million ($0.3 million) was due within 12 months and classified as current liability, the remaining amount of approximately €0.4 million ($0.4 million) was classified as a long term liability.
In April 2022, Ittella Italy entered into a promissory note with a financial institution in the amount of €1.0 million. The note accrues interest at 1.9% per annum and has a maturity date of April 7, 2026, when the full principal and interest are due. The promissory note does not contain financial covenants. The balance on the promissory note was €1.0 million ($1.1 million) as of December 31, 2022. As of December 31, 2022, approximately €0.3 million ($0.3 million) was due within 12 months and classified as current liability, the remaining amount of approximately €0.7 million ($0.8 million) was classified as a long term liability.
Future minimum principal payments due on the notes payable, including notes payable to related parties, for periods subsequent to December 31, 2022 are as follows (in thousands):

Year ended December 31,
Remainder of 2023	$5,056
2024	575
2025	10,447
2026	161
2027	—
Thereafter	—
Total	$16,239
17. STOCKHOLDERS’ EQUITY
The consolidated statements of changes in stockholders' equity reflect the Reverse Recapitalization as of October 15, 2020 as discussed in Note 3 Reverse Recapitalization. Since Myjojo was determined to be the accounting acquirer in the Reverse Recapitalization, all periods prior to the consummation of the Transaction reflect the balances and activity of Myjojo (other than shares which were retroactively restated in connection with the Transaction).
Further, the Company issued awards to certain officers and all of the directors pursuant to the Tattooed Chef, Inc. 2020 Incentive Award Plan (“the Plan”) on December 17, 2020 (see Note 18 Equity Incentive Plan).

Preferred Stock
The Company is authorized to issue 10,000,000 shares of preferred stock, par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2022, there were no shares of preferred stock issued or outstanding.
Common Stock
The Company is authorized to issue 1,000,000,000 shares of common stock, par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. As of December 31, 2022 and 2021, there were 83,658,357 and 82,237,813 shares of common stocks issued and outstanding, respectively.
Noncontrolling Interest
Prior to the consummation of the Transaction as discussed in Note 3 Reverse Recapitalization, noncontrolling interest in Ittella Italy was included as a component of stockholders’ equity on the accompanying consolidated balance sheets. Noncontrolling interest in Ittella International contained a redemption feature and was included as mezzanine equity on the accompanying consolidated balance sheets (see Note 3 Reverse Recapitalization and Note 4 Redeemable Noncontrolling Interest). The share of income attributable to noncontrolling interest were included as a component of net income in the accompanying consolidation statements of income and comprehensive income prior to the Transaction.
Ittella Properties is wholly owned by Salvatore Galletti ( see Note 21 Consolidated Variable Interest Entity). The net equity of Ittella Properties is recognized as noncontrolling interest on the Company’s consolidated financial statements as of December 31, 2022. The noncontrolling interest within the consolidated financial statements is used to reflect the portion of a VIE that the Company consolidates, but does not own. The change in noncontrolling interest within the consolidated balance sheets and consolidated statements of changes in stockholders’ equity during the fiscal year 2022, was primarily due to an allocation of $0.3 million from the stockholders’ equity, net income attributable to noncontrolling interests of $0.3 million and a distribution of $0.3 million to the owner.
The following schedule discloses the components of the Company’s changes in net income attributable to noncontrolling interest for the years ended December 31 (in thousands):

	2022	2021	2020
Net income attributable to noncontrolling interest in Ittella Italy	$—	$—	$1,192
Net income attributable to noncontrolling interest in Ittella International	—	—	230
Increase in noncontrolling interest due to foreign currency translation	—	—	84
Net income attributable to noncontrolling interest in Ittella Properties	269	—	—
Change in net comprehensive income attributable to noncontrolling interest	$269	$—	$1,506
As discussed in Note 3 Reverse Recapitalization and Note 4 Redeemable Noncontrolling Interest, all noncontrolling interest were converted into Myjojo (Delaware)’s common shares which were subsequently exchanged for the Company’s common shares in the Transaction.
Warrants
In connection with Forum’s IPO and issuance of Private Placement Units in August 2018, Forum issued Units consisting of common stock with attached warrants as follows:

1.	Public Warrants – Forum issued 20,000,000 Units at a price of $10.00 per Unit, each Unit consisting of one share of common stock and one Public Warrant.

2.
Private Placement Warrants – Forum issued 655,000 Private Placement Units, each consisting of one share of common stock and one warrant to the Sponsor and to Jefferies and Early Bird Capital, Inc. in a private placement.

Each Public Warrant and Private Placement Warrant (together, the “Warrants”) entitled or entitles the holder to purchase one share of the Company's common stock at an exercise price of $11.50.
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
The Public Warrants became exercisable upon the occurrence of certain events (trigger events), including the completion of the Transaction (see Note 3 Reverse Recapitalization). Once the Public Warrants became exercisable, the Company was able to redeem the Public Warrants in whole, at a price of $0.01 per Warrant within 30 days after a written notice of redemption, and if and only if, the reported last sale price of the Company’s common stock equaled or exceeded $18.00 per share for any 20 trading days within a 30-trading day period ending three business days before the Company sent the notice of redemption to the holder.
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
A Warrant may be exercised only during the “Exercise Period” commencing on the later of: (i) the date that is 30 days after the first date on which Forum completes its initial business combination; or (ii) 12 months from the date of the closing of Forum's IPO, and terminating on the earlier to occur (x) five years after Forum completes its initial business combination; (y) the liquidation of the Company or (z) the redemption date (as that term is defined in the Warrant Agreement), subject to any applicable conditions as set forth in the warrant agreement governing the Warrants. The Company in its sole discretion may extend the duration of the Warrants by delaying the expiration date, provided it give at least 20 days prior written notice of any such extension to the registered holders of the Warrants.
The consummation of the Transaction triggered exercisability of the Warrants. Warrant activity is as follows:

	Public Warrants	Private Placement Warrants
Issued and outstanding as of October 15, 2020	20,000,000	655,000
Exercised	(5,540,316)	(247,423)
Issued and outstanding as of December 31, 2020	14,459,684	407,577
Exercised	(14,459,684)	(292,417)
Issued and outstanding as of December 31, 2021	—	115,160
Exercised	—	—
Issued and outstanding as of December 31, 2022	—	115,160
The Public Warrants were considered freestanding equity-classified instruments due to their detachable and separately exercisable features. Accordingly, the Public Warrants were presented as a component of Stockholders’ Equity in accordance with ASC 815.
As discussed in Note 12 Fair Value Measurements, the Private Placement Warrants are considered freestanding liability-classified instruments under ASC 815.

18. EQUITY INCENTIVE PLAN
On October 15, 2020, the Plan became effective and permits the granting of equity awards of up to 5,200,000 common shares to executives, employees and non-employee directors, with the maximum number of common shares to be granted in a single fiscal year, when taken together with any cash fees paid to the non-employee director during that year in respect of his or her service as a non-employee director, not exceeding $0.1 million in total value to any non-employee director or $0.1 million in total value to any non-employee director who serves as the chairperson of a duly formed and authorized committee of the Company’s board of directors. Awards available for grant under the Plan include incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), other share-based awards, other cash-based awards and dividend equivalents. Shares issued under the Plan may be newly issued shares or reissued treasury shares.
Stock Options
Stock options under the Plan are generally granted with a strike price equal to 100% of the fair market value of the common stock on the date of grant, with a three-year vesting period and expire 10 years from the date of grant. The strike price may be higher than the fair value of the common stock on the date of the grant but cannot be lower.
The table below summarizes the share-based activity under the Plan from December 31, 2019 through December 31, 2022:

	Number of Awards Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Intrinsic Value (in thousands)
Balance at December 31, 2019	—	$—	—	$—
Granted	773,300	24.64	10.00	—
Cancelled and forfeited	—	—	0	—
Exercised	—	—	0	—
Balance at December 31, 2020	773,300	$24.64	9.98	$—
Granted	825,000	18.15	—	—
Cancelled and forfeited	(4,500)	24.69	—	—
Exercised	—	—	—	—
Balance at December 31, 2021	1,593,800	$21.30	9.26	$—
Granted	701,501	7.15	—	—
Cancelled and forfeited	(267,800)	8.40	—	—
Exercised	—	—	—	—
Balance at December 31, 2022	2,027,501	$18.11	8.45	$—
Vested and Exercisable at December 31, 2022	775,536	$22.43	8.02	$—
There were no options exercised during the years ended December 31, 2022, 2021 and 2020.
Compensation expense is recorded on a straight-line basis over the vesting period, which is the requisite service period, beginning on the grant date. The compensation expense is based on the fair value of each option grant using the Black-Scholes option pricing model. During the years ended December 31, 2022, 2021, and 2020, the Company recorded in aggregate $3.7 million, $2.6 million, and $0.04 million respectively, of share-based compensation expense related to stock options, which is included in operating expenses in the Company’s consolidated statements of operations and comprehensive income (loss).
As of December 31, 2022, the Company had stock-based compensation expense of $5.3 million, related to unvested stock options not yet recognized that are expected to be recognized over an estimated weighted average period of approximately 1.8 years.

The fair value of each option grant was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions during:

	Year Ended December 31,
	2022	2021	2020
Equity volatility	40.77%	33.99%	25.89%
Risk-free interest rate	3.12%	1.11%	0.67%
Expected term (in years)	6	6	6
Expected dividend	0.00%	0.00%	0.00%
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
The grant date fair value of granted stock options was $2.3 million and $5.2 million for year ended December 31, 2022 and 2021, respectively.
Any option granted under the Plan may include tandem Stock Appreciation Rights (“SARs”). SARs may also be awarded to eligible persons independent of any option. The strike price for common share for each SAR shall not be less than 100% of the fair value of the shares determined as of the date of grant. There were no SARs outstanding during the years ended December 31, 2022 and 2021.
Restricted Stock Awards and Restricted Stock Units
RSUs are convertible into shares of Company common stock upon vesting on a one-to-one basis. RSAs have the same rights as other issued and outstanding shares of Company common stock except they are not entitled to dividends until the awards vest. Restrictions also limit the sale or transfer of the shares during the vesting period. Any unvested portion of the RSAs and RSUs shall typically be terminated and forfeited upon termination of employment or service of the grantee. As of December 31, 2022, no RSUs have been granted. All below restricted stock activities are related to RSAs.

Directors' RSA activity under the Plan from December 31, 2019 through December 31, 2022 is as follows:

	Employee Director Awards		Non-Employee Director Awards
	Number of Shares	Weighted- Average Fair Value	Number of Shares	Weighted- Average Fair Value
Balance at December 31, 2019	—	$—	—	$—
Granted	4,935	20.26	39,480	20.26
Vested	(4,935)	20.26	(39,480)	20.26
Forfeited	—	—	—	—
Balance at December 31, 2020	—	$—	—	$—
Granted	—	—	20,134	19.70
Vested	—	—	(20,134)	19.70
Forfeited	—	—	—	—
Balance at December 31, 2021	—	$—	—	$—
Granted	—	—	56,716	8.11
Vested	—	—	(56,716)	8.11
Forfeited	—	—	—	—
Non-Vested and restricted stock at December 31, 2022	—	$—	—	$—
Non-director employees and consultant's RSAs under the Plan from December 31, 2019 through December 31, 2022 is as follows:

	Employee Awards		Consultant (Non-Employee) Awards
	Number of Shares	Weighted- Average Fair Value	Number of Shares	Weighted- Average Fair Value
Balance at December 31, 2019	—	$—	—	$—
Granted	400,000	24.28	200,000	24.69
Vested	—	—	(100,000)	24.69
Forfeited	—	—	—	—
Balance at December 31, 2020	400,000	$24.28	100,000	$24.69
Granted	30,416	23.65	110,000	18.89
Vested	(4,916)	24.28	(110,000)	18.89
Forfeited	(425,500)	24.24	(100,000)	24.69
Balance at December 31, 2021	—	$—	—	$—
Granted	1,163,828	7.04	200,000	15.54
Vested	(857,162)	7.04	(100,000)	15.54
Forfeited	—	—	—	—
Non-Vested and restricted stock at December 31, 2022	306,666	$7.04	100,000	$15.54
During the years ended December 31, 2022, 2021 and 2020, the Company recorded in aggregate $8.5 million, $2.6 million and $3.4 million, respectively, of share-based compensation expense related to RSAs, which is included in operating expenses in the Company’s consolidated statements of operations and comprehensive income (loss). The fair value of granted RSAs was $11.8 million, $3.2 million and $15.5 million for the year ended December 31, 2022, 2021 and 2020, respectively. The fair value of vested RSAs was $8.0 million, $2.6 million and $3.4 million for the year ended December 31, 2022, 2021 and 2020, respectively, comprised of $1.5 million, $1.9 million, and $2.5 million, respectively, related to consultant’s vested RSAs, $6.0 million, $0.1 million, and $0.1 million, respectively, related to employees’ vested RSAs, and $0.5 million, $0.6 million, and $0.8 million, respectively, related to directors’ vested RSAs.
As of December 31, 2022, unrecognized compensation costs related to the employee RSAs was $3.3 million and is expected to be recognized over a remaining period of 1.5 years.
19. RELATED PARTY TRANSACTIONS
The Company leases office property in San Pedro, California from Deluna Properties, Inc., a company owned by Salvatore Galletti. Rent expense was $0.2 million, $0.2 million and $0.1 million for the year ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, under the adoption of ASC 842, the Company recorded $1.9 million of operating lease right-of-use asset and $2.0 million of operating lease liabilities in relation to this lease.
In addition, the Company leased a building from Ittella Properties, an entity owned by Salvatore Galletti. Ittella Properties is considered as the Company’s VIE and consolidated to the Company’s financial statements. See Note 21 Consolidated Variable Interest Entity. Ittella Properties made a distribution of $0.3 million to Salvatore Galletti and such distribution is presented as an equity distribution to non-controlling interest.
In connection with Belmont acquisition in December 2021, the Company entered into a lease agreement with Penhurst Realty, LLC, owned by Belmont’s prior owner who is currently serving as the president of BCI. No rent was paid or payable to the lessor during the period from December 21, 2021 (acquisition closing date) to December 31, 2021. Rent expense was $0.2 million for the year ended December 31, 2022. As of December 31, 2022, under the adoption of ASC 842, the Company recorded $0.4 million of operating lease right-of-use asset and $0.4 million of operating lease liabilities in relation to this lease.
A company affiliated with one of the Company’s non-employee directors has been contracted to provide marketing assistance to the Company for the year ended December 31, 2022 and 2021. The Company paid $0.3 million and $0.1 million for the services provided during the year ended December 31, 2022 and 2021, respectively.
The Company borrowed two unsecured loans from Salvatore Galletti, $5.0 million on November 23, 2022 and $5.0 million on December 29, 2022. Total loan outstanding was $10.0 million as of December 31, 2022 (see Note 16 Indebtedness).
The Company entered into a credit agreement with Salvatore Galletti for a $1.2 million revolving line of credit in January 2007. Monthly interest payments were accrued at 4.75% above the Prime Rate on any outstanding balance. In addition, the Company agreed to pay Salvatore Galletti 0.67% per month of the full amount of the revolving credit line, regardless of whether the Company has borrowed against the line of credit. For the years ended December 31, 2021 and 2020, respectively, zero amount of the fees have been paid to the lender. This agreement originally expired on December 31, 2011, which was amended from time to time and extended to December 31, 2024. The outstanding balance of the line of credit was $0.0 million as of December 31, 2021. On October 1, 2021, this revolving credit agreement has been early terminated by both parties without penalty or fees.
In May 2018, Ittella Italy entered into a promissory note with Pizzo in the amount of €0.5 million. The note bears interest at 8.00% per annum and expired on December 31, 2021. The balance of the note was €0.0 million as of December 31, 2021.
The Company is a party to a revolving line of credit with Marquette Business Credit with borrowing capacity of $25.0 million as of December 31, 2021 (see Note 16 Indebtedness). The parent organization of Marquette Business Credit is UMB (see Note 3 Reverse Recapitalization). In August 2020, the line of credit was transferred from Marquette Business Credit to UMB. The borrowing capacity increased to $40.0 million in 2022 (see Note 16 Indebtedness).
20. COMMITMENTS AND CONTINGENCIES
In the ordinary course of business, the Company also enters into leases, which require the Company as lessee to indemnify the lessor from liabilities arising out of the Company’s occupancy of the properties. The Company’s indemnification obligations are generally covered under the Company’s general insurance policies.
From time to time, the Company is involved in various litigation matters arising in the ordinary course of business. The Company does not believe the disposition of any current matter will have a material effect on its consolidated financial position or results of operations and cash flows.

A subsidiary of the Company, Ittella Italy, is involved in certain litigation related to the death of an independent contractor who fell off of the roof of Ittella Italy’s premises while performing pest control services. The case was brought by five relatives of the deceased worker. The five plaintiffs were originally seeking collectively €1.9 million from the defendants. In addition to Ittella Italy, the pest control company for which the deceased was working at the time of the accident is co-defendant. Furthermore, under Italian law, the president of an Italian company is automatically criminally charged if a workplace death occurs on site. Ittella Italy has engaged local counsel, and while local counsel does not believe it is probable that Ittella Italy or its president will be found culpable, Ittella Italy cannot predict the ultimate outcome of the litigation. Procedurally, the case remains in a very early stage of the litigation. Ultimately, a trial will be required to determine if the defendants are liable, and if they are liable, a second separate proceeding will be required to establish the amount of damages owed by each of the co-defendants. As of the reporting date, the insurance company paid €0.2 million to settle the civil portion of the case and the criminal portion is outstanding. Based on local counsel's professional estimation, the remaining liability exposure for the Company could be from zero to €0.4 million. Ittella Italy believes any required payments could be covered by its insurance policy; however, it is not probable to determine the amount at which the insurance company will reimburse Ittella Italy or whether any reimbursement will be received at all. Based on information received from its Italian lawyers, Ittella Italy believes that the litigation may continue for a number of years before it is finally resolved. Based on the assessment by management together with the independent assessment from its local legal counsel, the Company believes that a loss is currently not probable and an estimate cannot be made. Therefore, no accrual has been made as of December 31, 2022 nor December 31, 2021.
On December 23, 2022, a purported class action lawsuit was filed in the United States District Court for the Central District of California against us, our Chief Executive Officer, Salvatore Galletti, and our Chief Financial Officer, Stephanie Dieckmann. The complaint alleges generally that during the purported class period between March 20, 2021 and October 12, 2022, we and the named executive officers made misleading statements and/or failed to disclose material facts about our business and operations due to alleged material weaknesses in our financial reporting internal controls. The complaint seeks to assert claims for violations of Section 10(b) (and Rule 10b-5 promulgated thereunder) and Section 20(a) of the Exchange Act, as amended, and seeks unspecified damages. The Court has appointed a lead plaintiff and lead plaintiff's counsel and has set a deadline for the lead plaintiff to file an amended complaint. At this time, it is not possible to estimate any potential material losses or predict the outcome of the Company's anticipated motion to dismiss.
On March 17, 2023, a verified derivative complaint was filed in the United States District Court for the Central District of California against certain of our officers and directors. The complaint alleges: (1) breach of fiduciary duty, (2) unjust enrichment, (3) abuse of control, (4) gross mismanagement, (5) waste of corporate assets, (6) violations of Section 14(a) of the Exchange Act, and (7) contribution under sections 10(b) and 21D of the Exchange Act. At this time, it is not possible to estimate any potential material losses or predict the outcome of the Company's anticipated motion to dismiss.
On April 3, 2023, a second and related verified derivative complaint was filed in the United States District Court for the Central District of California against certain of our officers and directors. The complaint alleges: (1) violations of Section 14(a) of the Exchange Act, (2) breach of fiduciary duty, and (3) unjust enrichment, (4) aiding and abetting breaches of fiduciary duty, (5) waste of corporate assets, and (6) violations of sections 10(b) and 21D of the Exchange Act. The Court consolidated this action with the other related derivative action and appointed lead counsel and the parties are entering stay discussions. Generally, while we maintain insurance for certain potential liabilities, such insurance does not cover all types and amounts of potential liabilities and is subject to self-insured retentions, various exclusions as well as caps on amounts recoverable. Even if we believe a claim is covered by insurance, insurers may dispute our entitlement to recovery for a variety of potential reasons, which may affect the timing and, if the insurers prevail, the amount of our recovery. At this time, it is not possible to estimate any potential material losses or predict the outcome of the Company's anticipated motion to dismiss.
Based on the assessment by management together with the independent assessment from its legal counsel related to the above matters, the Company believes that a loss is unable to estimate a range of reasonably possible loss. Therefore, no accrual has been made as of December 31, 2022.
21. CONSOLIDATED VARIABLE INTEREST ENTITY
Ittella Properties, the Company’s consolidated VIE, owns the Alondra Building, which is leased by Ittella International for 10 years from August 1, 2015 through August 1, 2025. Ittella Properties is wholly owned by Salvatore Galletti. The construction and acquisition of the Alondra building by Ittella Properties were funded by a loan agreement with unconditional guarantees by Ittella International. The loan agreement was subsequently refinanced during fiscal 2020 and there is no longer any unconditional guarantees by Ittella International (see Note 16 Indebtedness).

Substantially all of Ittella Properties’ transactions occur with the Ittella International. Ittella Properties was designed in a way such that substantially all of the assets benefit the Company, and substantially all of the obligations are absorbed by the Company. The Company has a variable interest in Properties through an implicit guarantee because Salvatore Galletti, the CEO of the Company who wholly owns Properties, has the ability to exert its significant influence on the Company and thereby require the Company to absorb any significant losses incurred by Ittella Properties. Ittella Properties represents a variable interest entity because the equity investors of Ittella Properties lack the characteristics of a controlling financial interest. Given the Company has control over the decisions related to the assets that most significantly affect the economic performance of Ittella Properties, and the Company has the obligation to absorb losses of the VIE that could potentially be significant to the VIE, the Company is determined to be the primary beneficiary of Ittella Properties. As a result, Ittella Properties is considered a VIE of the Company and is required to be consolidated. Other than lease payments to Ittella Properties of $0.4 million during the year ended December 31, 2022, the Company did not provide any other financial support to Ittella Properties during the year ended December 31, 2022. The assets of Ittella Properties can only be used to settle the obligations of Ittella Properties and the creditors of Ittella Properties has no recourse to the general credit of the Company.
The assets and liabilities of Ittella Properties are included in the consolidated financial statements. As of December 31, 2022, Ittella Properties contributed assets of $2.1 million and liabilities of $1.8 million. As of December 31, 2021, Ittella Properties contributed assets of $2.3 million and liabilities of $2.0 million. See below Ittella Properties’ condensed balance sheets as of the years ended December 31, 2022 and 2021.
The results of operations and cash flows of Ittella Properties are included in the Company’s consolidated financial statements. For the years periods ended December 31, 2022, 2021 and 2020, 100% of the revenue of Ittella Properties, approximately $0.5 million, $0.3 million and $0.2 million of lease income, respectively, received from Ittella International, was intercompany and eliminated in consolidation. Ittella Properties contributed expenses of approximately $0.2 million, $0.2 million and $0.3 million for the years periods ended December 31, 2022, 2021 and 2020, respectively.

ITTELLA PROPERTIES, LLC BALANCE SHEETS
(in thousands)

	December 31, 2022	December 31, 2021
ASSETS
CURRENT ASSETS
Cash	$24	$166
Accounts receivable	19	19
Prepaid expenses and other current assets	42	—
TOTAL CURRENT ASSETS	85	185
Property, plant and equipment, net	2,000	2,093
TOTAL ASSETS	$2,085	$2,278

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$—	$7
Notes payable to related parties, current portion	1,799	1,912
Other current liabilities	27	49
TOTAL CURRENT LIABILITIES	1,826	1,968
TOTAL LIABILITIES	1,826	1,968
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Additional paid in capital	300	300
(Accumulated deficit) retained earnings	(41)	10
Total equity	259	310
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,085	$2,278
22. EARNINGS (LOSS) PER SHARE
The following is the summary of basic and diluted (loss) earnings per share for the years ended December 31, 2022, 2021 and 2020:

(in thousands, except for share and per share information)	2022	2021	2020
Numerator
Net (loss) income attributable to Tattooed Chef, Inc.	$(141,752)	$(86,958)	$68,295
Gain on fair value remeasurement related to warrants	—	(718)	(461)
Dilutive net (loss) income attributable to Tattooed Chef, Inc.	$(141,752)	$(87,676)	$67,834

Denominator
Weighted average common shares outstanding	82,638,938	81,532,234	36,487,862
Effect of potentially dilutive securities related to warrants	—	138,895	3,589,326
Weighted average diluted shares outstanding	82,638,938	81,671,129	40,077,188

(Loss) earnings per share
Basic	$(1.72)	$(1.07)	$1.87
Diluted	$(1.72)	$(1.07)	$1.69

The following have been excluded from the calculation of diluted earnings per share as the effect of including them would have been anti-dilutive for the years ended December 31, 2022, 2021 and 2020:

(in thousands)	2022	2021	2020
Warrants	115	—	11,278
Stock options	1,906	433	756
Restricted stock awards	270	38	500
Total	2,291	471	12,534

23. SUBSEQUENT EVENTS
The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the consolidated financial statements are issued. Other than the following, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.
Additional loan from Mr. Galletti to the Company
Subsequent to the year ended December 31, 2022, on April 7, 2023, the Company received a $2.0 million unsecured loan from the Company’s CEO and Chairman of the Board, Salvatore Galletti. The Company, in turn, loaned that $2.0 million on an unsecured basis to its operating subsidiary, Ittella International. This loan is in addition to (i) the $5.0 million loan made by Mr. Galletti in November 2022 and (ii) the $5.0 million loan made by Mr. Galletti in December 2022, that are reflected in the Company’s consolidated balance sheet as of December 31, 2022. The loan is subordinated in right of payment to obligations to the Senior Creditor pursuant to the terms of the Subordination Agreement between the Company and the Senior Creditor.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under Securities Exchange Act of 1934 (the “Exchange Act”) as of December 31, 2022. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of December 31, 2022 because of the material weaknesses in our internal control over financial reporting described below.
Notwithstanding the conclusion by our CEO and CFO that our disclosure controls and procedures as of December 31, 2022 were not effective, and notwithstanding the material weaknesses in our internal control over financial reporting described below, management believes that the consolidated financial statements and related financial information included in this Annual Report on Form 10-K fairly present in all material respects our financial condition, results of operations and cash flows as of and for the year ended December 31, 2022, in conformity with GAAP.
Management’s Report on Internal Controls Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements, including the possibility of human error, the circumvention or overriding of controls, or fraud. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.
Management conducted an evaluation of the effectiveness of internal control over financial reporting based upon the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on that evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2022 due to the material weaknesses identified below, which include any material weaknesses as of December 31, 2021 that were identified in the Company’s annual report for the period then ended and that continue to exist.
Material Weaknesses Identified
The Company did not maintain controls to execute the criteria established in the COSO Framework for the control environment, risk assessment, control activities, information and communication, and monitoring components, which resulted in control deficiencies that constitute material weaknesses, either individually or in the aggregate, within each component of the COSO Framework. The material weaknesses in these components of the COSO Framework resulted from the lack of a sufficient complement of qualified personnel within the Company’s accounting and internal audit functions:
Control Environment
The Company did not design and implement an effective control environment based on the criteria established in the COSO Framework. The Company did not maintain a sufficient complement of personnel with appropriate levels of knowledge, experience, and training in accounting and internal control matters commensurate with the nature, growth and complexity of the Company’s business. The lack of sufficient appropriately skilled and trained personnel contributed to our failure to: (i) design and implement certain risk-mitigating internal controls; and (ii) consistently operate our internal controls.
The control environment material weaknesses contributed to other material weaknesses within our system of internal control over financial reporting in the following COSO Framework components:
Risk Assessment
The Company did not design and implement an effective risk assessment based on the criteria established in the COSO Framework. The control deficiencies constitute material weaknesses, either individually or in the aggregate, relating primarily to: (i) identifying and analyzing risks to achieve its objectives; (ii) considering the potential for fraud in assessing risks; and (iii) identifying and assessing changes in the business that could impact our system of internal controls.
Control Activities
The Company did not design and implement effective control activities based on the criteria established in the COSO Framework. The control deficiencies constitute material weaknesses, either individually or in the aggregate, primarily relating to:
•Lack of effectively designed and implemented controls to segregate the function of recording and approving journal entries and the preparation and review of account reconciliations with appropriate supporting documentation.
•Insufficient resources within the accounting and financial reporting department to review the accounting for non-recurring complex accounting transactions.
•Lack of effectively designed and implemented business process controls that mitigate financial statement risks to sufficiently low levels for its accounting processes.
•Lack of effectively designed and implemented general IT controls over its relevant IT application systems that enable the Company to generate and use relevant quality information to support a functioning control environment.
Deficiencies in control activities contributed to material accounting errors identified and corrected throughout 2022 and prior years. These design deficiencies in control activities contributed to the potential for there to have been material accounting errors in substantially all financial statement account balances and disclosures that would not have been prevented or detected on a timely basis.
Information and Communication
The Company did not design and implement effective information and communication activities based on the criteria established in the COSO Framework. The Company did not consistently operate controls for generating and using relevant quality information and did not establish communication protocols to support the functioning of internal controls.
Monitoring
The Company did not design and implement effective monitoring activities based on the criteria established in the COSO Framework. The material weakness in the monitoring activities resulted from the Company’s lack of effective ongoing evaluation to ascertain whether the components of internal controls are present and functioning, and as a result the inability to communicate all relevant internal control deficiencies in a timely manner to those parties responsible for taking corrective action.
However, after giving full consideration to these material weaknesses, and the additional analyses and other procedures that we performed to ensure that our consolidated financial statements included in this Annual Report on Form 10-K were prepared in accordance with GAAP, our management has concluded that our consolidated financial statements present fairly, in all material respects, our financial position, results of operations and cash flows for the periods disclosed in conformity with GAAP.

Deloitte & Touche LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2022 and has issued an adverse opinion on the effectiveness of our internal controls over financial reporting, which is included herein.
Remediation Plans and Status
We are in the process of, and we are focused on, designing and implementing effective measures to improve our internal controls over financial reporting and remediate the material weaknesses. Our remediation efforts to address the identified material weaknesses are ongoing. Our efforts include a number of actions:
•Hired and continue to hire qualified staff and outside resources to segregate key functions within our financial and information technology processes supporting our internal controls over financial reporting.
•Hired and continue to hire several qualified accounting professionals with the appropriate level of experience and training to design, maintain and improve our accounting policies, procedures and controls to prevent and detect material misstatements related to the presentation and disclosures of the consolidated financial statements. In the quarter ended June 30, 2022, we hired an Executive Vice President of Accounting, who has experience in serving in lead roles over financial reporting and implementation of internal controls at other public companies. In addition, we engaged a technical advisory firm to assist the Company with its SOX compliance program.
•Performed a risk assessment and scoping of internal control over financial reporting, including determination of key systems and business processes relevant to our efforts to design and implement control activities. We will continue to revise our risk assessment, enhance design and implement new controls, expand education and training, update documentation and strengthen reviews by our management.
•Developed and continue to develop internal controls documentation, including comprehensive accounting policies and procedures over certain key financial processes and related disclosures. We will continue to design and implement control activities to mitigate risks identified and test the operating effectiveness of such controls.
•Implemented a new enterprise resource planning (“ERP”) system at our Paramount and New Mexico locations in January 2022 and December 2022, respectively. We believe that the ERP system will aid in our remediation efforts as we implement internal controls by enhancing the flow of financial information, improving data management and providing timely information to our management team. We are in the process of implementing effective information technology general controls, including those surrounding information system logical access and change management, over this new ERP and other key financial systems. We are also implementing controls over the completeness and accuracy of underlying data to support financial reporting requirements. We are planning a multi-year implementation of this new ERP to replace our existing core financial systems at certain other locations and acquired locations in the future. As the phased implementation of the new ERP system progresses, we may change our processes and procedures which, in turn, could result in further changes to our internal control over financial reporting. As such changes occur, we will evaluate quarterly whether such changes materially affect our internal control over financial reporting.
We cannot assure you that the measures we have taken to date, and are continuing to implement, will be sufficient to remediate the material weaknesses we have identified or avoid potential future material weaknesses. While we believe the steps taken to date and those planned for future implementation will improve the effectiveness of our internal control over financial reporting, we have not completed all remediation efforts. The material weaknesses cannot be considered remediated until applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Accordingly, we will continue to monitor and evaluate the effectiveness of our internal control over financial reporting.
Changes in Internal Control Over Financial Reporting
Other than described above in this Item 9A, there has been no change in our internal control over financial reporting during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the stockholders and the Board of Directors of Tattooed Chef, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Tattooed Chef, Inc. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weaknesses identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO (the “COSO Framework”).
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB) the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated May 15, 2023, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding substantial doubt about the Company’s ability to continue as a going concern.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
Material Weaknesses
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management's assessment:

a.The Company did not design and implement an effective control environment based on the criteria established in the COSO Framework. The Company did not maintain a sufficient complement of personnel with appropriate levels of knowledge, experience, and training in accounting and internal control matters commensurate with the nature, growth and complexity of the Company’s business. The lack of sufficient appropriately skilled and trained personnel contributed to the Company’s failure to: (i) design and implement certain risk-mitigating internal controls; and (ii) consistently operate our internal controls.
The control environment material weaknesses contributed to other material weaknesses within the Company’s system of internal control over financial reporting in the following COSO Framework components:
a.The Company did not design and implement an effective risk assessment based on the criteria established in the COSO Framework. The control deficiencies constitute material weaknesses, either individually or in the aggregate, relating primarily to: (i) identifying and analyzing risks to achieve its objectives; (ii) considering the potential for fraud in assessing risks; and (iii) identifying and assessing changes in the business that could impact the Company’s system of internal controls.
b.The Company did not design and implement effective control activities based on the criteria established in the COSO Framework. The control deficiencies constitute material weaknesses, either individually or in the aggregate, primarily relating to: (i) lack of effectively designed and implemented controls to segregate the function of recording and approving journal entries and the preparation and review of account reconciliations with appropriate supporting documentation; (ii) insufficient resources within the accounting and financial reporting department to review the accounting for non-recurring complex accounting transactions; (iii) lack of effectively designed and implemented business process controls that mitigate financial statement risks to sufficiently low levels for its accounting processes; and (iv) lack of effectively designed and implemented general IT controls over its relevant IT application systems that enable the Company to generate and use relevant quality information to support a functioning control environment.
c.The Company did not design and implement effective information and communication activities based on the criteria established in the COSO Framework. The Company did not consistently operate controls for generating and using relevant quality information and did not establish communication protocols to support the functioning of internal controls.
d.The Company did not design and implement effective monitoring activities based on the criteria established in the COSO Framework. The material weakness in monitoring activities resulted from the Company’s lack of effective ongoing evaluation to ascertain whether the components of internal controls are present and functioning, and as a result the inability to communicate all relevant internal control deficiencies in a timely manner to those parties responsible for taking corrective action.
These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2022, of the Company, and this report does not affect our report on such financial statements.
/s/ Deloitte & Touche LLP
Los Angeles, California
May 15, 2023

Item 9B. Other Information.
None
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
DIRECTORS
Nominees
We have a classified Board of Directors that currently consists of three Class I directors, three Class II directors and three Class III directors. Our directors are elected for a term of three years, with one class of directors up for election every year. At the 2022 Annual Meeting of Stockholders, we elected three Class II directors, while the Class III directors will be elected at the 2023 Annual Meeting of Stockholders and the Class I directors will be elected at the 2024 Annual Meeting of Stockholders.
The Class II directors elected at the 2022 Annual Meeting were Jennifer Fellner, Edward S. Gelfand, and Daniel Williamson. They will serve as directors until the 2025 Annual Meeting or until their successors are elected and qualified.
The following table sets forth biographical information for the members of our Board of Directors:

Name	Age	Director Since	Position with the Company
Class II directors whose terms expire at the 2025 Annual Meeting of Stockholders
Jennifer Fellner	57	2020	Director
Edward S. Gelfand	75	2020	Director
Daniel Williamson	67	2020	Director
Class III directors whose terms expire at the 2023 Annual Meeting of Stockholders:
Paula Ciaramitaro	59	2020	Director
Salvatore “Sam” Galletti	60	2020	Director, Chair of the Board of Directors, President, Chief Executive Officer
Bryan Rosenberg	58	2020	Director
Class I directors whose terms expire at the 2024 Annual Meeting of Stockholders:
David Boris	62	2018	Director
Ryan Olohan	48	2020	Director
Marie Quintero-Johnson	56	2020	Director
Class I Directors
Ryan Olohan is the managing director of Food, Beverage and Restaurants at Google. Ryan started his career at Google in 2007, first overseeing the consumer packaged goods industry and has spent the past seven years as a thought leader in healthcare as the Managing Director of Google Healthcare. He leads the teams responsible for developing and managing Google’s relationships with the foremost innovators in the food, beverage and restaurant space. Mr. Olohan’s teams partner with the largest restaurant advertisers in the world to build their brands though utilizing Google’s vast search, display, mobile, online video, and other platforms. As head of the Food Industry team, Mr. Olohan is responsible for driving the teams’ strategy, industry and consumer insights, operational excellence, and thought leadership.
David Boris has served as Co-Chief Executive Officer, Chief Financial Officer and Director of Forum Merger I Corporation (“Forum I”) from its inception in November 2016 until Forum I’s business combination with ConvergeOne and served as a member of ConvergeOne’s board of directors from the business combination until ConvergeOne’s acquisition by CVC in January 2019 at $12.50 per share. He was Co-Chief Executive Officer, Chief Financial Officer and Director of Forum Merger II Corp from its inception in August 2018 until its business combination with Myjojo, Inc. Mr. Boris was the Co-Chief Executive Officer, Chief Financial Officer and Director of Forum Merger III Corp until its merger with Electric Last Mile Solutions. He is currently Co-CEO and CFO of Forum Merger IV Corp. Mr. Boris has been the Co-Chief Executive Officer of Form Merger IV Corp. since March 2021. He has over 30 years of Wall Street experience in mergers and corporate finance and has been involved in approximately 20 SPAC transactions as an advisor, investment banker and/or officer or board member, including over ten business combinations totaling over $5.0 billion. Mr. Boris was a Director of Pacific Special Acquisition Corp. from July 2015 until August 2017. From November 2010 to May 2013, Mr. Boris served as Chairman of Primcogent Solutions LLC, leading the board during the period of the company’s preparation to seek reorganization by way of a voluntary bankruptcy petition, which was filed in 2013. Mr. Boris served as Senior Managing Director and Head of Investment Banking at Pali Capital, Inc., an investment banking firm, from 2007. Mr. Boris served as President of Ladenburg Thalmann Group Inc. from 1999 to 2000, and was also Executive Vice President and Head of Investment Banking at Ladenburg Thalmann & Co. Inc. from 1998 to 2000. In addition, he was a co-founder, director, and a principal stockholder of Brenner Securities Corporation and its successors. Prior to Brenner, Mr. Boris was at Oppenheimer & Company Inc., as a Senior Vice President and Limited Partner. Mr. Boris began his career as a member of the Business Development Group of W.R. Grace & Company, from 1984 to 1985. He is an active member of the Young Presidents’ Organization, an organization with over 25,000 members who are in the top position of a qualifying company or division and are directly responsible for all operations of such business or division. Mr. Boris received a M.B.A. from Columbia University Business School and a B.A. from Vassar College, cum laude.
Marie Quintero-Johnson has over 30 years of combined food and beverage experience. Currently, she serves as Vice President, M&A, Insights, and Corporate Real Estate for The Coca-Cola Company, a role she has held since 2002. In her current role, Ms. Quintero-Johnson supports the development and implementation of Coca-Cola’s global strategy through various growth, efficiency, and scale initiatives. During her tenure, the Coca-Cola Company has completed more than $40 billion worth of transactions in over 100 countries, and has significantly increased the number of brands under its corporate umbrella. Prior to joining the Coca-Cola Company in 1992, Ms. Quintero-Johnson began her career at Coopers & Lybrand (n.k.a PricewaterhouseCoopers). Ms. Quintero-Johnson retired as Vice President and Global Head of Corporate Development for The Coca-Cola Company in April 2023 after 31 years with Coca-Cola Company. She received her M.B.A. from the Darden Graduate School of Business Administration, University of Virginia, and her B.S. in Accounting and International Business from Georgetown University. Ms. Quintero-Johnson is a Certified Public Accountant.
Class II Directors
Edward S. Gelfand has over four decades of combined legal experience involving business and securities regulation. Mr. Gelfand specializes in public and private securities offerings and syndications, securities compliance and transactions, public company filings, merger and acquisitions, as well as other related practices, including SEC and FINRA defense representation. Mr. Gelfand is an active member of the State Bar of California, and is a partner in the law firm of Gartenberg Gelfand Dolukhanyan LLP. Mr. Gelfand has served and continues to serve as corporate securities counsel for several SEC-reporting public companies, including QS Energy, Inc., Rightscorp Inc., Iroquois Valley Farmland REIT, PBC (Regulation A+), Massroots, Inc. and PPOL, Inc. He also serves as corporate counsel to numerous private companies and individuals. Mr. Gelfand has experience across a wide range of industries, including broker-dealers, investment advisers, restaurants, film distribution pro boxing, renewable energies, aeronautics, auto racing, and real estate. Mr. Gelfand has been engaged in private and government practice since 1976. He has previously served as a staff attorney, special counsel, and as a Chief, Branch of Enforcement, in the Los Angeles Regional Office of the U.S. Securities and Exchange Commission. He has also served as an arbitrator for the NASD, now Financial Industry Regulatory Authority (FINRA), and been appointed as a receiver by numerous federal courts. Mr. Gelfand received a B.S. from Roosevelt University in 1970, and a J.D. from the University of San Fernando Valley College of Law in 1976.
Daniel Williamson is currently a consultant and private investor. Mr. Williamson was the founder and past President and CEO of Aspen Medical Products from October 1993 until November 2020. He was responsible for their global operations with offices in United States, Mexico, Germany and Scotland. He was the majority owner of the business until it was sold to the Cortec Group in 2019. Under his leadership, Aspen Medical Products became the premier leader in Spinal Bracing. Prior to founding Aspen Medical Products, Mr. Williamson was the COO and CFO for California Medical Products from 1988 to 1991, and the General Manager for Ladera Medical California from 1991 to 1995, to whom California Medical Products was sold in 1991. Mr. Williamson began his career in 1978 at American Hospital Supply Corporation, which subsequently merged with Baxter International. He has held positions in operations, finance and accounting for multiple divisions of both companies. Mr. Williamson won the EY Entrepreneur Award for Orange County CA in 2017 for his innovative leadership at Aspen. Mr. Williamson also serves as the Chairman of Alger Precision Manufacturing, Reflections Holdings and Deep Roots Bible Curriculum. He is also on the Board of Focal Point Ministries and The Premier Christian Education Group. Mr. Williamson has a Bachelor of Science degree in Accounting from Miami University in Ohio and holds a CPA.

Jennifer Fellner is a veteran communications consultant with 30 years of broad public relations experience at national communication agencies helping a wide range of clients from start-ups developing brands to Fortune 500 companies successfully communicating with stakeholders across industries spanning consumer products, technology, food and politics. She has been privileged to work with brands such as Apple Computer, Annie’s Organics, Brinker International, Clif Bar, ESPN, Hasbro, Horizon Organic, Intuit, LeapFrog Toys, Lundberg Family Farms, Peet’s Coffee & Tea, Polycom, Safeway, SEGA, Seiko and Toys “R” Us among others. Dedicated to delivering fresh ideas, measurable results and strategic insights, she recently founded Ally Advisers, a Communications Consultancy. Ms. Fellner’s focus on reputation management and sustainability gives her deep experience in financial communications, executive communications, influencer relations and social media, as well as issues management, counseling clients with challenges ranging from exploding toys, food manufacturing safety issues and online financial fraud. Ms. Fellner’s focus on Reputation Management and Sustainability gives her deep experience in financial communications, executive communications and speechwriting, as well as crisis communications and issues management, counseling clients with challenges ranging from exploding toys, food tampering to online financial fraud. Ms. Fellner was contracted to provide marketing assistance to us for the year ended December 31, 2022. Ms. Fellner directed all aspects of marketing communication including advertising, digital, social and content initiatives, promotions, PR, events and partnerships and led the annual marketing function planning process, establishing marketing goals and strategies, tactical plans, and a performance dashboard that includes all critical key performance indicators. We paid approximately $0.3 million for the services provided during the year ended December 31, 2022.
Class III Directors
Salvatore “Sam” Galletti has served as our President and CEO since our founding in 2009 as Stonegate Foods, Inc. Mr. Galletti has over 35 years’ experience in the food industry including prior operational and investor roles at Tattooed Chef, Sonora Mills, Good Karma Foods, and others, where he gained experience manufacturing a variety of products including seafood, breaded vegetables, grilled chicken and other organic foods. Through these prior roles, he has established key relationships with many of the retailers who now carry our products. Mr. Galletti initially intended that we be primarily an importer of Italian vegetables and other products, having realized the quality of produce from Italy surpassed that of available comparable produce from the U.S. Following our entrance into private label production and manufacturing of frozen products in our own facility, the name was changed to Ittella International in 2015. Mr. Galletti also serves as one of our directors.
Bryan Rosenberg has held executive management positions within food and beverage companies for over 30 years. Mr. Rosenberg is the President and CEO of Thai Union North America. He is responsible for its two operating companies, Chicken of the Sea International (COSI) and Chicken of the Sea Frozen Foods (COSFF). The two subsidiaries have annual revenue of approximately $1.4 billion and provide the greatest portion of revenue globally for Thai Union, the world’s largest producer of shelf-stable tuna products with annual sales exceeding $4.3 billion and a global workforce of over 47,000 people. Prior to his current role, Mr. Rosenberg served as President and CEO of COSFF since he established the Company in 2006 in partnership with Thai Union. Under Mr. Rosenberg’s leadership, COSFF has become the largest importer of shrimp, lobster, and crab meat in the US, selling into all channels of trade with annual revenue approaching $1.1 billion. Mr. Rosenberg also serves on the Board of Advisors for the Department of Economics at University of California, Santa Barbara, where he is a Magna Cum Laude graduate with a B.A. in Business Economics.
Paula Ann Ciaramitaro is a seasoned financial executive with more than 25 years of experience in the food industry. She has served as the Controller for J&D Seafoods, Inc. since 1994 and has extensive experience managing accounts receivable, accounts payable, inventory and trading, product sourcing and creation, developing trading strategies in a very competitive seafood market, and much more. Prior to her position with J&D Seafoods, she founded her own travel agency, M.A.P. Travel, Inc., which she operated from 1982 to 1987. Through June 30, 2020, Ms. Ciaramitaro served as the President of the University of Southern California (“USC” or the “University”) Town and Gown, which is the largest USC alumni organization in existence and oversaw a $46 million budget for the organization. She currently serves as an advisor to the Board of Town and Gown. She has been highly involved with philanthropic and fundraising efforts for the University and was instrumental in working with the USC Board of Trustees to coordinate a $6 billion fundraising effort for the University. She graduated from the University of Southern California in 1985 with a B.S. in Business Administration and a Master of Business Administration from the University of Phoenix in June 2010.

EXECUTIVE OFFICERS
General
The table below identifies, and provides certain information concerning, our executive officers as of May 15, 2023 other than our current President and Chief Executive Officer, whose information is included above.

Name	Position	Age
Stephanie Dieckmann	Chief Financial Officer and Secretary	44
Giuseppe Bardari	Chief Operating Officer, and President, Ittella Italy	46
Sarah Galletti	Chief Creative Officer	36
Stephanie Dieckmann served as our COO from 2017 to 2021 and currently serves as our CFO. She has over 12 years of combined food industry experience. In her role as CFO, she oversees all of our accounting, business support, financial planning and analysis, treasury, real estate and tax functions. Ms. Dieckmann was appointed as our CFO on April 15, 2021. In her role as COO, Ms. Dieckmann is primarily responsible for all operations in the U.S. and helped spearhead growth from approximately $32.5 million in net revenue in 2017 to approximately $230.9 million in 2022. Prior to joining us, Ms. Dieckmann was CFO at APPA Fine Foods, a private label food manufacturer of fresh ready to eat, frozen meals, and grilled chicken products, where she worked for over seven years. She also held a financial controller position with The Perfect Bite Co., a gourmet frozen appetizer company. During her time at APPA Fine Foods, Ms. Dieckmann became acquainted with Mr. Galletti, who was a former investor in that company.
Giuseppe Bardari is our current Chief Operating Officer and President of Ittella Italy, our wholly-owned subsidiary. Mr. Bardari joined us in 2010 as a Director of International Business Development, a position which he held for seven years, and was responsible for the procurement of items from Italy and managing the process of items leaving Italy and arriving in the United States. In 2017, he became President of our Italian division, Ittella Italy. Mr. Bardari is responsible for overseeing all operations of Ittella Italy, which includes managing relationships with local growers, procuring imported ingredients and the exporting of finished products. Mr. Bardari holds additional frozen food industry experience from over six years spent as an export manager for Gias Spa. He holds a Degree in Economics from Messina University and MBA with specialization for Hi-Tech from Sdipa/Bocconi. Mr. Bardari continues to oversee all Italian operations.
Ittella Italy is involved in certain litigation related to the death of an independent contractor who fell off the roof of Ittella Italy’s premises while performing pest control services. The case was brought by five relatives of the deceased worker. The five plaintiffs are seeking collectively €1,869,000 from the defendants. In addition to Ittella Italy, the pest control company for which the deceased was working at the time of the accident is a co-defendant. Furthermore, under Italian law, Mr. Bardari, the president of an Italian company, is automatically criminally charged if a workplace death occurs on site. Ittella Italy has engaged local counsel, and while local counsel does not believe it is probable that Ittella Italy or its president will be found culpable, Ittella Italy cannot predict the ultimate outcome of the litigation. Procedurally, the case remains in a very early stage of the litigation. Ultimately, a trial will be required to determine if the defendants are liable, and if they are liable, a second separate proceeding will be required to establish the amount of damages owed by each of the co-defendants. Both co-defendants have insurance policies that may be at issue in the case. Ittella Italy believes any required payment could be covered by its insurance policy; however it is not possible to determine the amount at which the insurance company will reimburse Ittella Italy or whether any reimbursement will be received at all. Based on information received from its Italian lawyers, Ittella Italy believes that the litigation may continue for a number of years before it is finally resolved.
Sarah Galletti holds the title of “Tattooed Chef” and Chief Creative Officer and since 2014 has led our transition from a producer of private label frozen vegetables to a branded, innovator of frozen plant-based meals and snacks. She is primarily responsible for the development of new products as well as the strategic and creative direction of the Tattooed Chef brand. Ms. Galletti remains highly involved in our sales and marketing efforts, including management of the Tattooed Chef brand’s digital marketing platform and development of our online direct-to-consumer functionality. Prior to her involvement with us, Ms. Galletti spent time in Italy working as a pizza and pastry chef at various eateries. Ms. Galletti’s time abroad led to her inspiration for the Tattooed Chef brand, having recognized a lack of high-quality, plant-based options available within the U.S. Since 2014, Ms. Galletti worked with us to develop and create the Tattooed Chef brand as an expression of her passion to supply consumers with unique, clean label, plant-based meals and other food products.
Family Relationships
Salvatore Galletti is the father of Sarah Galletti.
CORPORATE GOVERNANCE MATTERS
Director Independence
Our Board has determined that, other than Mr. Galletti, each of the members of our Board is an independent director within the meaning set forth under applicable rules of the Nasdaq Stock Market. Mr. Galletti does not meet the requirements for director independence because he serves as our President and Chief Executive Officer.
Board of Directors and Committees and Selection Process
Our Board held five regular meetings and no special meetings in 2022 and acted by unanimous written consent on two occasions during 2022. Each of our directors attended at least 75% of the aggregate of: (i) the total number of meetings of our Board held during the period in which he or she was a director and (ii) the total number of meetings held by all committees of our Board on which he or she served.
Directors are elected annually and serve until their successors are duly elected and qualified or their earlier resignation or removal. Officers serve at the discretion of our Board.
Board Diversity Matrix (as of May 15, 2023)
The table below provides certain highlights of the composition of our Directors and Director Nominees as of May 15, 2023. Each of the categories listed in the below table has the meaning as it is used in Nasdaq Rule 5605(f).

Board Size:
Total Number of Directors	9

Gender:	Male	Female	Non-Binary	Gender Undisclosed
Number of directors based on gender identity	4	3	0	2
Number of directors who identify in any of the categories below:
African American or Black	0	0	0	0
Alaskan Native or American Indian	0	0	0	0
Asian	0	0	0	0
Hispanic or Latinx	0	1	0	0
Native Hawaiian or Pacific Islander	0	0	0	0
White	4	2	0	0
Two or More Races or Ethnicities	0	0	0	0
LGBTQ+	0
Demographic Background Undisclosed	2

Committees of the Board of Directors
Our Board has four committees: the audit committee, the compensation committee, the nominating and corporate governance committee, and the food safety committee. The following table identifies the independent members of our Board and lists the members and chairperson of each of these committees:

Name	Independent	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee	Food Safety Committee
Bryan Rosenberg	I		C		X
Paula Ciaramitaro	I	X		X
Edward S. Gelfand	I	C		X
Daniel Williamson	I			C
Jennifer Fellner	I
Ryan Olohan	I		X		C
David Boris	I		X
Marie Quintero-Johnson	I	X			X
_________________
I = Director is independent
X = Current member of committee
C = Current member and chairman of the committee
Audit Committee
The audit committee oversees our corporate accounting and financial reporting process. Specific responsibilities of our audit committee include:
•selecting a qualified firm to serve as the independent registered public accounting firm to audit our financial statements;
•helping to ensure the independence and performance of the independent registered public accounting firm;
•discussing the scope and results of the audit with the independent registered public accounting firm, and reviewing, with management and the independent accountants, our interim and year-end operating results;
•developing procedures for employees to submit concerns anonymously about questionable accounting or audit matters;
•reviewing policies on risk assessment and risk management;
•reviewing related party transactions;
•obtaining and reviewing a report by the independent registered public accounting firm at least annually, that describes our internal quality-control procedures, any material issues with such procedures, and any steps taken to deal with such issues when required by applicable law; and
•approving (or, as permitted, pre-approving) all audit and all permissible non-audit service to be performed by the independent registered public accounting firm.
The audit committee consists of Edward S. Gelfand, Paula Ciaramitaro and Marie Quintero-Johnson, with Mr. Gelfand serving as the chair of the committee. Under the rules of the SEC, members of the audit committee must also meet heightened independence standards. Our Board has determined that all of the members of the audit committee are independent directors as defined under the applicable rules and regulations of the SEC and Nasdaq with respect to audit committee membership. Our Board has also determined that Mr. Gelfand and Ms. Ciaramitaro qualify as our “audit committee financial experts,” as that term is defined in Item 407(d)(5) of Regulation S-K. Our Board has also determined that each member of the audit committee has the requisite financial expertise required under the applicable requirements of Nasdaq. During 2022, the audit committee held eight meetings and acted by unanimous written consent on zero occasions.
Compensation Committee
Our compensation committee reviews and recommends policies relating to compensation and benefits of our officers and employees. Specific responsibilities of the compensation committee will include:
•reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, if any is paid by us, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer’s based on such evaluation;
•reviewing and approving on an annual basis the compensation, if any is paid by us, of all of our other officers;
•reviewing on an annual basis our executive compensation policies and plans;
•implementing and administering our incentive compensation equity-based remuneration plans;
•assisting management in complying with our proxy statement and annual report disclosure requirements;
•approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;
•if required, producing a report on executive compensation to be included in our annual proxy statement; and
•reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.
The compensation committee consists of Bryan Rosenberg, David Boris, and Ryan Olohan, with Mr. Rosenberg serving as the chair of the committee. Our Board has determined each member is a ”non-employee director” as defined in Rule 16b-3 promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”). The primary purpose of the compensation committee is to discharge the responsibilities of our Board to oversee our compensation policies, plans and programs and to review and determine the compensation to be paid to our executive officers, directors and other senior management, as appropriate. During 2022, the compensation committee held four meetings and acted by unanimous written consent on zero occasions.
Compensation Setting Process
Under its charter, the compensation committee is responsible for, among other things, reviewing compensation arrangements for any person designated by the Board as an “officer” as defined in Rule 16a-1 for purposes of Section 16 of the Exchange Act (each a “Section 16 Officer”), including our Chief Executive Officer. In exercising this authority, the compensation committee reviews and approves corporate goals and objectives relevant to Section 16 Officer compensation at least annually; evaluates executive officer and CEO performance in light of such goals and objectives, including the relationship of such compensation to corporate performance; and, based on such evaluation, determines the level of executive officer and CEO compensation. Our compensation committee may form subcommittees for any purpose that the committee deems appropriate and may delegate to such subcommittees such power and authority as the committee deems appropriate.
The compensation committee then reviews the recommendations and other data and makes decisions as to the total compensation for each executive officer, as well as the allocation of the amount of total compensation between base salary, bonus, incentive or performance-based compensation, and equity awards. No executive officer has any role in approving his or her own compensation. The compensation committee regularly meets in executive session, without members of the management team present, when discussing and approving executive compensation.

Compensation Consultant
The compensation committee has the sole authority to retain the services of compensation consultants, legal counsel and such other advisors as it deems necessary and advisable to assist the committee in carrying out its responsibilities. During 2022, the compensation committee did not engage a compensation consulting firm.
Nominating and Corporate Governance Committee
The nominating and corporate governance committee is responsible for making recommendations to our Board regarding candidates for directorships and the size and composition of our Board. In addition, the nominating and corporate governance committee is responsible for overseeing our corporate governance policies and reporting and making recommendations to our Board concerning governance matters.
The nominating and corporate governance committee consists of Messrs. Ciaramitaro, Williamson, and Gelfand. Our Board has determined each member is independent under Nasdaq listing standards. The chairperson of the nominating and corporate governance committee is Mr. Williamson. Specific responsibilities of the compensation committee will include:
•making recommendations to our Board regarding candidates for directorships;
•making recommendations to our Board regarding the size and composition of our Board;
•making recommendations for compensation for Board members;
•overseeing our corporate governance policies and reporting; and
•making recommendations to our Board concerning governance matters.
During 2022, the nominating and corporate governance committee held two meetings and acted by unanimous written consent on zero occasions.
With respect to Board membership, the nominating and corporate governance committee’s goal is to assemble a Board that brings a variety of perspectives and skills derived from high quality business and professional experience.
Our Board believes that directors should have diversity of knowledge base, professional experience and skills, and actively seeks director candidates who bring such diversity, in addition to diversity of age, gender, nationality, race, ethnicity and sexual orientation. When considering whether to recommend any candidate for inclusion in our Board’s slate of recommended director nominees, including candidates recommended by our stockholders, the nominating and corporate governance committee will review the candidate’s integrity, business acumen, age, experience, commitment, diligence, conflicts of interest, existing time commitments and the ability to act in the interests of all stockholders. Once a potential qualified candidate is identified, multiple members of the nominating and corporate governance committee will interview that candidate. The committee may also ask the candidate to meet with non-committee members of our Board and/or members of management and, if the committee believes a candidate would be a valuable addition to our Board, it will recommend that candidate to the full Board.
Pursuant to the terms of its charter and our corporate governance guidelines, the nominating and corporate governance committee will consider qualified director candidates suggested by our stockholders. Stockholders may recommend individuals for the nominating and corporate governance committee to consider as potential director candidates by submitting the candidate’s name, contact information and biographical information in writing to the “Tattooed Chef nominating and corporate governance committee” c/o Chief Financial Officer, 6305 Alondra Blvd., Paramount, CA, 90723. The biographical information and background materials of any such candidate will be forwarded to the nominating and corporate governance committee for its review and consideration. The committee’s review process for candidates identified by our stockholders is essentially identical to the review process for candidates identified by the committee. In addition to the process discussed above regarding the consideration of the nominating and corporate governance committee of candidates suggested by our stockholders, our Bylaws contain provisions that address the process by which a stockholder may nominate an individual to stand for election to our Board at our annual meeting of stockholders.

Food Safety Committee
The food safety committee consists of Messrs. Olohan, Quintero-Johnson, and Rosenberg. The chairperson of the food safety committee is Mr. Olohan. Specific responsibilities of the food safety committee will include:
•overseeing management’s performance of complying with food safety laws;
•reviewing and evaluating practices, procedures, strategies and initiatives to protect food safety;
•reviewing and evaluating trends, issues and concerns which affect or could affect our food safety practices, and the risks arising therefrom, in light of our overall efforts related to food safety;
•obtaining reports from members of management as the committee deems necessary or desirable in connection with our practices, procedures, strategies and initiatives relating to food safety, and risks arising therefrom;
•identifying, investigating and addressing allegations of potential non-compliance with applicable laws and regulations;
•reviewing and evaluating any corrective action taken by management to address any food safety related risks or incident, if any, and advising the Board regarding any proposed action in relation thereto; and
•overseeing our response to stockholder proposals relating to food safety.
During 2022, the food safety committee held no meetings and acted by unanimous written consent on zero occasions.
Audit Committee’s Pre-Approval Policies and Procedures
In accordance with the audit committee’s pre-approval policies and procedures and the requirements of applicable law, all services to be provided by Deloitte & Touche LLP (“Deloitte”) are pre-approved by the audit committee. Pre-approval includes audit services, audit-related services and other permissible non-audit services. Pre-approval is generally provided by the full audit committee for up to a year and is detailed as to the particular defined tasks or scope of work and is subject to a specific budget. In some cases, the audit committee has delegated authority to the Chairperson of the audit committee to pre-approve additional services, and any such pre-approvals granted by the Chairperson must then be communicated to the full audit committee at or prior to the next scheduled audit committee meeting. When assessing whether it is appropriate to engage the independent registered public accounting firm to perform a service, the audit committee considers, among other things, whether these services are consistent with the independent registered public accounting firm’s independence and whether these services constitute prohibited non-audit functions under Section 201 of the Sarbanes-Oxley Act of 2002. The audit committee considered the provision of the services by Deloitte prior to its appointment as our auditor and determined that the provision of such services was compatible with maintaining the independence of Deloitte.
Board’s Role in Risk Oversight
Our Board has ultimate responsibility for oversight of our risk management processes. Our Board discharges this oversight responsibility through regular reports received from and discussions with senior management on areas of material risk exposure to us. Our Board has overall responsibility for risk oversight, including, as part of regular Board and committee meetings, general oversight of executives’ management of risks relevant to our business. While the full Board has overall responsibility for risk oversight and is currently overseeing our business continuity risks, such as risks relating to the COVID-19 pandemic, it is supported in this function by the audit committee, compensation committee, nominating and corporate governance committee, and food safety committee. Each of the committees regularly reports to our Board.
Board Leadership Structure
Our Bylaws provide that the same person may serve Chairperson of the Board and the Chief Executive Officer. Salvatore Galletti currently serves as the Chief Executive Officer and Chairperson of the Board. We believe that Mr. Galletti, as a Company executive, is in the best position to fulfill the Chairperson’s responsibilities, including those related to identifying emerging issues facing us, communicating essential information to our Board about our performance and strategies, and proposing agendas for our Board. We believe his in-depth knowledge of our business and his extensive executive and management experience makes him uniquely well positioned to lead our Board in developing and monitoring our strategic direction.
Other Information about the Board of Directors
Committee Charters and corporate governance guidelines
Our corporate governance guidelines, charters of the audit committee, compensation committee, nominating and corporate governance committee and food safety committee and other corporate governance information are available under the Corporate Governance section of the Investor Information page of our website at www.tattooedchef.com, or by writing to our Chief Financial Officer at our offices at 6305 Alondra Blvd., Paramount, CA, 90723.
Code of Ethics
We have adopted a code of ethics that applies to all of our employees, officers and directors, including those officers responsible for financial reporting. The code of ethics is available on our website at www.tattooedchef.com. To the extent required by law, we expect to disclose any amendments to the code, or any waivers of its requirements, on our website.
Annual Meeting Attendance
Although we do not have a policy with regard to Board members’ attendance at our annual meetings of stockholders, all of our directors are encouraged to attend such meetings. We expect that all of our directors will attend the 2023 Annual Meeting. All of our directors attended the 2022 Annual Meeting.
Board Criteria
In considering whether to recommend a prospective nominee for selection by our Board, including candidates recommended by stockholders, the nominating and corporate governance committee does not assign specific weights to particular criteria and no particular criterion is necessarily applicable to all prospective nominees. However, we believe that the backgrounds and qualifications of the directors, considered as a group, should provide a diverse mix of experience, knowledge, and abilities that will allow our Board to fulfill its responsibilities. The nominating and corporate governance committee recommends, if necessary, measures to be taken so that our Board reflects the appropriate balance of, among other things, experience, knowledge, and abilities required for our Board as a whole and contains at least the minimum number of independent directors required by applicable laws and regulations.
A stockholder who wishes to recommend a prospective nominee for our Board should notify our Secretary or any member of the nominating and corporate governance committee in writing with whatever supporting material the stockholder considers appropriate. The nominating and corporate governance committee will also consider whether to nominate any person nominated by a stockholder pursuant to the provisions of the Bylaws relating to stockholder nominations. Communications can be directed to our Chief Financial Officer or Secretary or any member of the nominating and corporate governance committee.

Item 11. Executive Compensation.
Summary Compensation Table
The table below summarizes the total compensation of the named executive officers (“NEOs”) for fiscal years ended December 31, 2022, 2021 and 2020.

Name and Principal Position	Year	Base Salary ($)		Cash Bonus ($)	Stock Awards(1) ($)		Option Awards(2) ($)	All Other Compensation ($)		Total ($)
Salvatore Galletti, Chief Executive Officer	2022	$375,000		$100,000	$–		$–	$–		$475,000
	2021	$375,000		$–	$–		$–	$–		$375,000
	2020	$272,095	(3)	$–	$100,000	(4)	$–	$14,972	(5)	$387,067
Giuseppe Bardari, President of Ittella Italy(14)	2022	$–		$–	$842,400	(10)	$–	$–		$842,400
	2021	$425,911	(6)	$50,000	$–		$–	$–		$475,911
	2020	$431,532	(6)	$–	$–		$–	$–		$431,532
Stephanie Dieckmann, Chief Financial Officer	2022	$310,000		$160,000	$2,386,800	(11)	$–	$–		$2,856,800
	2021	$280,423		$100,000	$–		$–	$–		$380,423
	2020	$163,846	(7)	$100,000	$–		$–	$12,040,000	(8)	$12,303,846
Matthew Williams Chief Growth Officer(15)	2022	$280,000		$50,000	$1,453,994	(12)	$–	$–		$1,783,994
	2021	$280,000		$–	$–		$609,975	$–		$889,975
	2020	$280,000		$20,000	$–		$1,368,087	$–		$1,668,087
Gaspare Guarrasi Chief Operating Officer(16)	2022	$280,000		$–	$3,510,000	(13)	$–	$31,200	(9)	$3,821,200
	2021	$172,308		$4,038	$–		$1,362,000	$12,000	(9)	$1,550,346
	2020	$–		$–	$–		$–	$–		$–
(1)The dollar amounts reported in this column represent the aggregate grant date fair value for financial statement reporting purposes of restricted stock awards granted under the 2018 Plan, as calculated in accordance with FASB ASC Topic 718. The grant date fair value of each restricted stock award is measured based on the closing price of our common stock on the date of grant excluding the impact of estimated forfeitures. These amounts do not represent the actual economic value that may be realized by the NEOs upon the vesting of the awards or the sale of the common stock underlying such awards.
(2)The dollar amounts reported in this column represent the aggregate grant date fair value for financial statement reporting purposes of stock options granted as calculated in accordance with FASB ASC Topic 718. These amounts do not represent the actual economic value that may be realized by the NEOs upon the exercise of the awards or the sale of the common stock underlying such awards.
(3)As described below under “Employment Agreements,” we entered into an employment agreement with Mr. Galletti that became effective October 15, 2020. The salary reported above includes the prorated amount of Mr. Galletti’s salary under this employment agreement from October 15, 2020 through December 31, 2020.
(4)Grant of 4,935 fully vested shares of common stock issued pursuant to an incentive award agreement under the Plan. See “Director Compensation” below.
(5)Consists of the value of use of a company-leased car.
(6)Mr. Bardari’s compensation was paid in Euros. The amounts listed above were converted into United States dollars for presentation in the Summary Compensation Table based on the monthly exchange rate as of December 31, 2021. The monthly exchange rate used for the conversion was 1 Euro to 1.1831 United States dollars. As described below under “Employment Agreements,” we entered into an employment agreement with Mr. Bardari pursuant to which he earns €30,000 per month for three years.
(7)As described below under “Employment Agreements,” we entered into an employment agreement with Ms. Dieckmann that became effective October 15, 2020 and was amended on May 3, 2021. The salary reported above includes the prorated amount of Ms. Dieckmann’s salary under this employment agreement from October 15, 2020 through December 31, 2020, as well as the increase to her annual base salary, effective as of April 16, 2021, to reflect her appointment to CFO. Ms. Dieckmann was appointed as our CFO on April 15, 2021.
(8)Consists of a one-time, merger-related bonus of stock valued at approximately $12,040,000. See “Narrative Disclosure to Summary Compensation Table — Change of Control and Severance Provisions,” and Note 3 to our consolidated.
(9)Consists of the house allowance starting from August of 2021.
(10)Granted 120,000 shares of restricted stock during 2022.
(11)Granted 340,000 shares of restricted stock during 2022.
(12)Granted 203,828 shares of restricted stock during 2022.
(13)Granted 500,000 shares of restricted stock during 2022.
(14)Mr. Bardari was appointed as our Chief Operating Officer effective February 6, 2023.
(15)Mr. Williams gave notice of his resignation from his position as our Chief Growth Officer effective March 3, 2023.
(16)Mr. Guarrasi tendered his resignation as our Chief Operating Officer effective as of February 6, 2023.
Narrative Disclosure to Summary Compensation Table
For 2022, 2021 and 2020, the principal elements of compensation provided to the named executive officers were base salaries and broad-based employee benefits.

Base Salary
Base salaries are generally set at levels deemed necessary to attract and retain individuals with superior talent commensurate with their relative expertise and experience.
All Other Compensation
Except for the one-time merger-related bonus to our Chief Financial Officer, all other compensation generally consists of a discretionary bonus or the value of a company-provided car.
Retirement Benefits
We do not maintain or provide defined benefit pension, nonqualified deferred compensation or qualified defined contribution plans for the named executive officers.
Employment Agreements
We have entered into employment agreements with Salvatore Galletti, Stephanie Dieckmann, Giuseppe Bardari, Matthew Williams and Gaspare Guarrasi.
Employment Agreement with Salvatore Galletti
Under the terms of Mr. Galletti’s employment agreement, Mr. Galletti serves as our Chief Executive Officer and President and earns a base salary of $375,000 per year for three years. During the term of Mr. Galletti’s employment agreement and for one year after termination, Mr. Galletti will be bound by non-competition and non-solicitation obligations. If Mr. Galletti is terminated without cause or resigns for good reason he will be entitled to his base salary for one year as a severance payment.
Employment Agreement with Stephanie Dieckmann
Under the terms of Ms. Dieckmann’s employment agreement, as amended, Ms. Dieckmann serves as our Chief Financial Officer and earns a base salary of $310,000 per year for three years. During the term of Ms. Dieckmann’s employment agreement and for one year after termination, Ms. Dieckmann will be bound by non-competition and non-solicitation obligations. If Ms. Dieckmann is terminated without cause or resigns for good reason she will be entitled to her base salary for one year as a severance payment.
Employment Agreement with Giuseppe Bardari
Under the terms of Mr. Bardari’s employment agreement, Mr. Bardari serves as President of Ittella Italy S.R.L., a wholly-owned subsidiary of the Company, and earns a base salary of €30,000 per month for three years. During the term of Mr. Bardari’s employment agreement and for one year after termination, Mr. Bardari will be bound by non-competition and non-solicitation obligations.
Employment Agreement with Matthew Williams
Under the terms of Mr. Williams’s employment agreement, Mr. Williams served as our Chief Growth Officer and earned a base salary of $280,000 per year. Mr. Williams was also eligible for an annual bonus in an amount up to 30% of his base salary contingent upon meeting mutually agreed upon annual performance goals. Mr. Williams gave notice of his resignation from his position as our Chief Growth Officer effective March 3, 2023.
Employment Agreement with Gaspare Guarrasi.
Under the terms of Mr. Guarrasi’s employment agreement. Guarrasi served as our Chief Operating Officer and earned a base salary of $280,000, plus a $2,400 monthly housing allowance. Mr. Guarrasi was also eligible for an annual bonus in an amount up to 100% of his base salary, payable in either cash or stock at the Company’s discretion, subject to the achievement of certain performance goals. In connection with Mr. Gurrasi’s previous appointment as the Company’s Director of Operations, Mr. Guarrasi was granted a non-qualified option under the Company’s 2020 Incentive Award Plan to purchase 240,000 shares of the Company’s common stock at an exercise price of $16.45 per share. The option vests in three equal installments as follows: (i) one-third of the option vests on February 17, 2022 (the later of the date of Mr. Guarrasi’s appointment as the Company’s Chief Operating Officer and February 17, 2022), (ii) one-third of the option vests on August 16, 2023 (the second anniversary of the date of grant) and (iii) one-third of the option vests on August 16, 2024 (the third anniversary of the date of grant). Vesting of the option ceased upon Mr. Guarrasi tendering his resignation as our Chief Operating Officer effective as of February 6, 2023.
Potential Payments upon Termination or Change in Control
Except as discussed above, no named executive officer has a contractual or other entitlement to severance or other payments upon termination or a change in control.
Outstanding Equity Awards at 2022 Year-End

The following table provides information regarding outstanding stock awards to our named executive officers that remained subject to vesting as of December 31, 2022.

Name and Principal Position	Equity Incentive Plan Awards: Number of unearned shares, units or other rights that have not vested	Equity Incentive Plan Awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Salvatore Galletti, Chief Executive Officer	–	$–
Giuseppe Bardari, President of Ittella Italy	80,000	$561,600
Stephanie Dieckmann, Chief Financial Officer	226,666	$1,591,193

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Name and Address(1)	Number of Shares Beneficially Owned as of May 15, 2023	Percentage of Outstanding Shares
Directors and Executive Officers of Tattooed Chef
Salvatore Galletti(2)	31,420,522	37.6%
Stephanie Dieckmann	840,000	1.0%
Giuseppe Bardari(3)	1,620,000	1.9%
Sarah Galletti(5)	—	—
David Boris(4)	17,132	0.0%
Edward S. Gelfand(4)	7,471	0.0%
Bryan Rosenberg(4)	22,617	0.0%
Paula Ciaramitaro(4)	14,011	0.0%
Jennifer Fellner(4)	7,471	0.0%
Ryan Olohan(4)	17,617	0.0%
Daniel Williamson(4)	275,076	0.3%
Marie Quintero-Johnson(4)	4,935	0.0%
All executive officers and directors as a group (12 individuals)		41.0%
(1)The business address of each of these entities or individuals is 6305 Alondra Boulevard, Paramount, California 90723. Calculated pursuant to Rule 13d-3(d) under the Exchange Act, shares of common stock not outstanding that are subject to options exercisable by the holder thereof within 60 days of May 15, 2023, are deemed outstanding for the purposes of calculating the number and percentage ownership by such stockholder, but not deemed outstanding for the purpose of calculating the percentage owned by each other stockholder listed. Unless otherwise noted, all shares listed as beneficially owned by a stockholder are actually outstanding.
(2)Includes 654,312 shares held by Project Lily, LLC, a Delaware limited liability company (“Project Lily”). Project Lily is owned 52% by The Salvatore And Josan Galletti Revocable Family Trust, Dated March 30, 2005, 24% by Mr. Galletti’s daughter, Sarah Galletti (and our Chief Creative Officer), and 24% by his son, Abel Galletti. Salvatore Galletti has sole voting and investment power over the shares held by Project Lily. Mr. Galletti and Josan Galletti each have voting and investment power of any assets held by their trust. Josan Galletti disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest she may have therein, directly or indirectly.
(3)Represents shares held by Pizzo Food Srls (“Pizzo”). Mr. Bardari owns 100% of Pizzo and has sole voting and investment power over the shares held by Pizzo.
(4)Fully vested shares of common stock issued pursuant to an incentive award agreement under the Plan, except for, in the case of Mr. Williamson, 250,000 shares acquired by him in a private sale transaction.
(5)Does not include any shares held by Project Lily. Sarah Galletti is an owner of Project Lily, as described in footnote 2, but does not have any voting or investment power over the shares held by Project Lily.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The following is a summary of transactions since January 1, 2022 to which we have been a participant, in which:
•the amount involved exceeded or will exceed $120,000; and
•any of our directors, executive officers, or holders of more than 5% of our capital stock, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest, other than compensation and other arrangements that are described in the section titled “Executive Compensation” or that were approved by our compensation committee.
We believe the terms obtained or consideration that it paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable in arm’s-length transactions.
Registration Rights
We have entered into agreements that provide certain holders of our securities, including our Chief Executive Officer and Chief Financial Officer, registration rights with respect to certain securities.
Indebtedness
On November 23, 2022 and December 29, 2022, we borrowed $5.0 million in unsecured loans for an aggregate amount of $10.0 million) from Salvatore Galletti, our Chief Executive Officer and President. As of December 31, 2022, the aggregate amount of loans made by Mr. Galletti totaled $10.0 million. Subsequent to the year ended December 31, 2022, on April 7, 2023, we borrowed an additional $2.0 million through an unsecured loan from Mr. Galletti. The loans from Mr. Galletti are evidenced by promissory notes that bear interest at the same rate as the Credit Facility (i.e., the daily adjusting term SOFR rate + 3.0% per annum), matures on September 30, 2025 (the “Maturity Date”), and are payable interest only, monthly, until the Maturity Date. The loans are subordinated in right of payment to obligations to our Senior Creditor pursuant to the terms of the Subordination Agreement between us and the Senior Creditor.
Leases
We lease office property in San Pedro, California from Deluna Properties, Inc., a company owned by Salvatore Galletti. Rent expense was $0.2 million, $0.2 million and $0.1 million for the year ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, under the adoption of ASC 842, we recorded $1.9 million of operating lease right-of-use asset and $2.0 million of operating lease liabilities in relation to this lease.
Ittella Properties, our consolidated VIE, owns the Alondra building, which is leased by Ittella International for 10 years from August 1, 2015 through August 1, 2025. Ittella Properties is wholly owned by Salvatore Galletti. The construction and acquisition of the Alondra building by Ittella Properties were funded by a loan agreement with unconditional guarantees by Ittella International. The loan agreement was subsequently refinanced during fiscal 2020 and there is no longer any unconditional guarantees by Ittella International.
Substantially all of Ittella Properties’ transactions occur with Ittella International. Ittella Properties was designed in a way such that substantially all of the assets benefit us, and substantially all of the obligations are absorbed by us. We have a variable interest in Ittella Properties through an implicit guarantee because Salvatore Galletti, our Chief Executive Officer who wholly owns Ittella Properties, has the ability to exert his significant influence on us and thereby require us to absorb any significant losses incurred by Ittella Properties. Ittella Properties represents a variable interest entity because the equity investors of Ittella Properties lack the characteristics of a controlling financial interest. Given we have control over the decisions related to the assets that most significantly affect the economic performance of Ittella Properties, and we have the obligation to absorb losses of the VIE that could potentially be significant to the VIE, we are determined to be the primary beneficiary of Ittella Properties. As a result, Ittella Properties is considered i VIE of ours and is required to be consolidated. Other than lease payments to Ittella Properties of $0.4 million during the year ended December 31, 2022, we did not provide any other financial support to Ittella Properties during the year ended December 31, 2022.
Ittella Properties is a VIE and we consolidate this entity’s accounts in our consolidated financial statements as of 2022, 2021, and 2020. Ittella Properties made a distribution of $0.3 million to Salvatore Galletti and such distribution is presented as an equity distribution to non-controlling interest.
Employment Relationship
Sarah Galletti, our Chief Creative Officer, is the daughter of Salvatore Galletti, our Chief Executive Officer and President. We have entered into an employment agreement with Ms. Galletti under which she serves as our Director of Research and Development and earns a base salary of $132,000 per year for three years. During the term of Ms. Galletti’s employment agreement and for one year after termination, Ms. Galletti will be bound by non-competition and non-solicitation obligations. If Ms. Galletti is terminated without cause or resigns for good reason she will be entitled to her base salary for one year as a severance payment.
Marketing services
A company affiliated with one of our non-employee directors has been contracted to provide marketing assistance to us for the year ended December 31, 2022 and 2021. We paid $0.3 million and $0.1 million for the services provided during the year ended December 31, 2022 and 2021, respectively.

Indemnification Agreements and Directors and Officers Liability Insurance
Our certificate of incorporation and Bylaws limit the personal liability of our directors to our stockholders or us for monetary damages in any proceeding by reason of the fact that he or she is or was a director or officer of ours to the fullest extent permitted by the Delaware General Corporation Law. In addition, we maintain directors’ and officers’ liability insurance to provide our directors and officers with insurance coverage for losses arising from claims based on breaches of duty, negligence, errors and other wrongful acts. We have entered into indemnification agreements with our officers and directors.
Policies and Procedures for Related Person Transactions
The Delaware General Corporation Law and our certificate of incorporation and Bylaws contain customary provisions relating to the approval of related party transactions.
Our Board has adopted a written related person transaction policy that set forth the policies and procedures for the review and approval or ratification of related person transactions. Our policy requires that a “related person” (as defined in paragraph (a) of Item 404 of Regulation S-K) must promptly disclose to our Chief Financial Officer any “related person transaction” (defined as any transaction that is reportable by us under Item 404(a) of Regulation S-K in which we are or will be a participant and the amount involved exceeds $120,000 and in which any related person has or will have a direct or indirect material interest) and all material facts with respect thereto. The Chief Financial Officer will promptly communicate the information to our audit committee or another independent body of our Board. No related person transaction will be entered into without the approval or ratification of our audit committee or another independent body of our Board. It is our policy that directors interested in a related person transaction will recuse themselves from any such vote. Our policy does not specify the standards to be applied by its audit committee or another independent body of its board of directors in determining whether or not to approve or ratify a related person transaction, although such determinations will be made in accordance with Delaware law.

Item 14. Principal Accountant Fees and Services.

The following table summarizes the fees billed by Deloitte & Touche LLP, our independent registered public accounting firm, for the fiscal year ended December 31, 2022:

	2022	2021
Audit fees(1)	$6,476,795	$—
Audit-related fees(2)	22,622	—
Tax fees	—	—
All other fees(3)	1,895	—
Total fees for services	$6,501,312	$—
(1)Audit fees represent the aggregate fees billed for professional services rendered for the audit of our annual consolidated financial statements and for the effectiveness of internal control over financial reporting, and for the reviews of our consolidated financial statements included in our Form 10-Q filings for each applicable fiscal quarter.
(2)Audit related fees include accounting advisory services related to the accounting treatment of transactions or events, including acquisitions, and to the adoption of new accounting standards, as well as additional procedures related to accounting records performed to comply with regulatory reporting requirements.
(3)All other fees related to license fees for accounting research software.

The following table summarizes the fees billed by BDO USA LLP, our predecessor auditor, for the fiscal year ended December 31, 2021:

	2022	2021
Audit fees(1)	$—	$2,506,920
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total fees for services	$—	$2,506,920
(1)Audit fees represent the aggregate fees billed to us by BDO USA LLP for professional services rendered for (i) the audit of our annual consolidated financial statements and for the effectiveness of internal control over financial reporting, and for the reviews of our consolidated financial statements included in our Form 10-Q filings for each applicable fiscal quarter; and (ii) for audit procedures performed in connection with our Forms S-1, S-1/A, S-3 and S-8 filings.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
The following documents are filed as part of this report:
(1)Financial Statements.
All financial statements of the Company as set forth under Item 8 of this Annual Report on Form 10-K.
(2)Financial Statement Schedules.

TATTOOED CHEF, INC.
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS (In thousands)
Description	Balance at beginning of period	Charged to cost and expenses	Deductions	Other adjustment	Balance at end of period
Allowance for credit losses, promotions and discounts:
2022	$5,601	$31,997	$(33,472)	$—	$4,126
2021	$1,524	$18,257	$(14,180)	$—	$5,601
2020	$222	$8,181	$(6,879)	$—	$1,524

Valuation allowance on deferred tax assets:
2022	$50,136	$32,946	$—	$—	$83,082
2021	$—	$50,204	$—	$(68)	$50,136
2020	$—	$—	$—	$—	$—
(3)Exhibits. The following exhibits are filed, furnished or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Number	Description of Document	Incorporated by Reference
		Schedule/Form	Exhibits	Filing Date
2.1	Agreement and Plan of Merger, dated as of June 11, 2020, entered into by and among Forum, Sprout Merger Sub, Inc., Myjojo, Inc., a Delaware corporation, and Salvatore Galletti, in his capacity as the holder representative on August 10, 2020	Form 8-K	2.1	06/12/2020
2.2	First Amendment to the Merger Agreement entered into by and among Forum, Sprout Merger Sub, Inc., Myjojo, Inc., a Delaware corporation, and Salvatore Galletti, in his capacity as the holder representative on August 10, 2020	Form 8-K	2.1	08/11/2020
3.1	Amended and Restated Certificate of Incorporation	Form 8-A12B/A	3.1	10/15/2020
3.2	Amended and Restated Bylaws	Form 8-A12B/A	3.2	10/15/2020
4.1	Form of Warrant Agreement between Continental Stock Transfer & Trust Company, LLC and Forum	Form S-1/A	4.4	07/18/2018
4.2	Amended Form of Warrant Agreement between Continental Stock Transfer & Trust Company, LLC and Forum	Form S-3	4.4	10/27/2021
10.1	Amended and Restated Registration Rights Agreement by and among Forum, Forum Investors II, LLC, and other stockholders	Form 8-A12B/A	10.1	10/15/2020

10.2(1)	Employment Agreement with Salvatore Galletti	Form 8-K	10.3	10/21/2020
10.3(1)	Employment Agreement with Giuseppe Bardari	Form 8-K	10.4	10/21/2020
10.4(1)	Employment Agreement with Sarah Galletti	Form 8-K	10.5	10/21/2020
10.5(1)	Employment Agreement with Stephanie Dieckmann	Form 8-K	10.6	10/21/2020
10.6(1)	Amendment to Employment Agreement with Stephanie Dieckmann	Form 8-K	10.3	05/04/2021
10.7	Form of Indemnification Agreement	Form 8-K	10.7	10/21/2020
10.8(1)	2020 Equity Incentive Plan	Form 8-K	10.8	10/21/2020
10.9(1)	Amendment to 2020 Equity Incentive Plan	Schedule 14A	ANNEX A	04/16/2021
10.10(1)	Form of Stock Option Agreement under the 2020 Equity Incentive Plan	Form 10-K	10.8	03/19/2021
10.11(1)	Form of Restricted Stock Unit Award Agreement under the 2020 Equity Incentive Plan	Form 10-K	10.8	03/19/2021
10.12(1)	Form of Restricted Stock Award Agreement under the 2020 Equity Incentive Plan	Form 10-K	10.8	03/19/2021
10.13	Loan and Security Agreement between Ittella Parent and Marquette Business Credit, LLC effective as of September 25, 2017, as amended.	Form 8-K	10.9	10/21/2020
10.14	General Merchandise Supplier Agreement between Ittella Parent and Wal-Mart Stores, Inc. dated August 31, 2017 (Agreement 607499-91-0)	Form 8-K	10.10	10/21/2020
10.15	General Merchandise Supplier Agreement between Ittella Parent and Wal-Mart Stores, Inc. dated August 28, 2017 for the supply of products to Sam’s Club store locations (Agreement 607499-64-1)	Form 8-K	10.11	10/21/2020
10.16	General Merchandise Supplier Agreement between Ittella and Wal-Mart Stores, Inc. dated February 3, 2020 for the supply of products to Sam’s Club store locations (Agreement 607499-64-2)	Form 8-K	10.12	10/21/2020
10.17	Basic Vendor Agreement between Ittella Parent and Costco Wholesale Corporation dated January 7, 2015	Form 8-K	10.13	10/21/2020
10.18	Master Purchase Agreement between Ittella Parent and Aldi Inc., dated March 18, 2016.	Form 8-K	10.14	10/21/2020
10.19	Master Vendor Agreement between Ittella Parent and Trader Joe’s Company dated July 31, 2018	Form 8-K	10.15	10/21/2020
10.20	Standby Letter of Credit No. SB50533 issued by UMB Bank, N.A. on behalf of the Company, in favor of UniCredit S.P.A. dated as of November 24, 2017, as amended.	Form 8-K	10.16	10/21/2020
10.21	Stock purchase agreement among Tattooed Chef, Inc. and New Mexico Food Distributors, Inc.	Form 8-K	10.1	05/02/2021
10.22	Asset Purchase Agreement between Belmont Confections, Inc. and BCI Acquisition, Inc.	Form 8-K	10.1	10/22/2021
10.23	Amended and Restated loan and security agreement loan between UMB Bank N.A and Ittella International, LLC and each Affiliate, effective as of June 30,2022.	Form 10-Q	10.1	08/09/2022
10.25	Equipment Purchase Agreement dated August 19, 2022 between TTCF-NM Holdings, Inc. and Desert Premium Group, LLC.	Form 8-K	10.1	08/23/2022
10.26	Building Lease dated August 19, 2022	Form 8-K	10.2	08/23/2022
10.27	Promissory Note dated November 23, 2022 by Tattooed Chef, Inc. in favor of Salvatore Galletti	Form 8-K	10.1	11/28./2022
10.28	Subordinated Note dated November 23, 2022 by Ittella International, LLC in favor of Tattooed Chef, Inc.	Form 8-K	10.2	11/28./2022
10.29	Subordination Agreement dated November 23, 2022 between Tattooed Chef, Inc. and UMB Bank, N.A. and consented to by Ittella International, LLC.	Form 8-K	10.3	11/28./2022
10.30	Promissory Note dated December 29, 2022 by Tattooed Chef, Inc. in favor of Salvatore Galletti	Form 8-K	10.1	12/29./2022

10.31	Subordinated Note dated December 29, 2022 by Ittella International, LLC in favor of Tattooed Chef, Inc.	Form 8-K	10.2	12/29./2022
14	Code of Ethics	Form 10-K	10.8	03/19/2021
16.1	Letter from BDO USA, LLP to the Securities and Exchange Commission dated March 25, 2022	Form 8-K	16.1	03/25/2022
21.1*	List of Subsidiaries
23.1*	Consent of Deloitte & Touche LLP
23.2*	Consent of BDO USA LLP
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.
32.1*	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2*	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*Filed herewith.
(1)Indicates management contract or compensatory plan
Item 16. Form 10–K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TATTOOED CHEF, INC.

By:	/s/ Salvatore Galletti
Salvatore Galletti President, Chief Executive Officer and Chairman of the Board
Date: May 15, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Salvatore Galletti	Chief Executive Officer	May 15, 2023
Salvatore Galletti	(Principal Executive Officer)

/s/ Stephanie Dieckmann	Chief Financial Officer	May 15, 2023
Stephanie Dieckmann	(Principal Financial and Accounting Officer)

/s/ Bryan Rosenberg	Director	May 15, 2023
Bryan Rosenberg

/s/ Paula Ciaramitaro	Director	May 15, 2023
Paula Ciaramitaro

/s/ Edward S. Gelfand	Director	May 15, 2023
Edward S. Gelfand

/s/ Daniel Williamson	Director	May 15, 2023
Daniel Williamson

/s/ Jennifer Fellner	Director	May 15, 2023
Jennifer Fellner

/s/ Ryan Olohan	Director	May 15, 2023
Ryan Olohan

/s/ David Boris	Director	May 15, 2023
David Boris

/s/ Marie D. Quintero-Johnson	Director	May 15, 2023
Marie D. Quintero-Johnson