Form 10-Q
period 2023-03-31
Tattooed Chef, Inc.
filed 2023-05-15
CIK 1741231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of May 9, 2023, there were 83,658,357 shares of common stock, par value $0.0001, issued and outstanding.

TATTOOED CHEF, INC.
Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2023
i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
TATTOOED CHEF, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(in thousands, except for share information)

	March 31, 2023	December 31, 2022
ASSETS
CURRENT ASSETS
Cash	$3,509	$5,782
Accounts receivable, net	25,128	20,976
Inventory	59,359	77,957
Prepaid expenses and other current assets	5,051	4,351
TOTAL CURRENT ASSETS	93,047	109,066
Property, plant and equipment, net	71,472	73,052
Operating lease right-of-use asset, net	18,462	19,231
Finance lease right-of-use asset, net	5,426	5,468
Intangible assets, net	1,565	1,653
Other assets	329	297
TOTAL ASSETS	$190,301	$208,767

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$50,728	$57,235
Accrued expenses	10,584	7,615
Line of credit	24,329	20,314
Notes payable, current portion	4,996	5,056
Forward contract derivative liability	150	447
Operating lease liabilities, current portion	2,365	2,437
Other current liabilities	408	269
TOTAL CURRENT LIABILITIES	93,560	93,373
Warrant liability	9	6
Operating lease liabilities, net of current portion	15,068	15,604
Notes payable, net of current portion	1,058	1,183
Notes payable of related parties, net of current portion	10,000	10,000
TOTAL LIABILITIES	119,695	120,166
COMMITMENTS AND CONTINGENCIES (See Note 16)

STOCKHOLDERS’ EQUITY
Preferred stock - $0.0001 par value; 10,000,000 shares authorized, none issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Common stock- $0.0001 par value; 1,000,000,000 shares authorized; 83,658,357 shares and 83,658,357 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	8	8
Additional paid in capital	255,093	254,190
Accumulated other comprehensive loss	(1,604)	(1,674)
Accumulated deficit	(183,267)	(164,182)
TOTAL STOCKHOLDERS’ EQUITY ATTRIBUTABLE TO TATTOOED CHEF, INC.	70,230	88,342
Noncontrolling interest	376	259
TOTAL STOCKHOLDERS’ EQUITY	70,606	88,601
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$190,301	$208,767
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TATTOOED CHEF, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS (unaudited)
(in thousands, except for share and per share information)

	Three Months Ended March 31,
	2023	2022
Net revenue	$59,092	$67,688
Cost of goods sold	63,239	63,621
Gross (loss) profit	(4,147)	4,067
Operating expenses	14,706	23,332
Loss from operations	(18,853)	(19,265)
Interest expense	(457)	(41)
Other income (expense), net	416	(611)
Loss before provision for income taxes	(18,894)	(19,917)
Income tax expense	134	256
Net loss	(19,028)	(20,173)
Less: net income attributable to noncontrolling interests	57	—
Net loss attributable to Tattooed Chef, Inc.	$(19,085)	$(20,173)

Net loss per common share
Basic	$(0.23)	$(0.25)
Diluted	$(0.23)	$(0.25)

Weighted average common shares
Basic	83,251,691	82,237,898
Diluted	83,251,691	82,237,898

Other comprehensive loss, net of tax
Foreign currency translation adjustments	70	(430)
Comprehensive loss	(18,958)	(20,603)
Less: comprehensive income attributable to the noncontrolling interest	57	—
Comprehensive loss attributable to Tattooed Chef, Inc. stockholders	$(19,015)	$(20,603)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TATTOOED CHEF, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)
(in thousands, except for share information)

	Common Stock		Additional Paid-In Capital	Accumulated Comprehensive Loss	Accumulated Deficit	Noncontrolling Interest	Total
	Shares	Amount
Balance as of January 1, 2023	83,658,357	$8	$254,190	$(1,674)	$(164,182)	$259	$88,601
Foreign currency translation adjustment	—	—		70	—	—	70
Stock-based compensation	—	—	903	—	—	—	903
Contribution to Ittella Properties	—	—	—	—	—	60	60
Net loss	—	—	—	—	(19,085)	57	(19,028)
Balance as of March 31, 2023	83,658,357	$8	$255,093	$(1,604)	$(183,267)	$376	$70,606

	Common Stock		Additional Paid-In Capital	Accumulated Comprehensive Loss	Accumulated Deficit	Noncontrolling Interest	Total
	Shares	Amount
Balance as of January 1, 2022	82,237,813	$8	$242,362	$(953)	$(22,420)	$—	$218,997
Foreign currency translation adjustment	—	—	—	(430)	—	—	(430)
Stock-based compensation	—	—	1,287	—	—	—	1,287
Issuance of restricted stock awards	203,828	—	—	—	—	—	—
Net loss	—	—	—	—	(20,173)	—	(20,173)
Balance as of March 31, 2022	82,441,641	$8	$243,649	$(1,383)	$(42,593)	$—	$199,681

TATTOOED CHEF, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(19,028)	$(20,173)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,200	1,507
Bad debt expense	385	226
Inventory obsolescence	116	—
Unrealized foreign currency gains	(165)	—
Unrealized forward contract loss	150	156
Revaluation of warrant liability	3	(207)
Non-cash lease cost	158	45
Stock compensation expense	903	1,287
Deferred taxes, net	—	(300)
Changes in operating assets and liabilities:
Accounts receivable	(4,531)	(20,806)
Inventory	18,580	(3,450)
Prepaid expenses and other assets	(666)	4,209
Accounts payable	(6,558)	7,607
Accrued expenses	3,057	2,873
Other current liabilities	(309)	633
Net cash used in operating activities	(5,705)	(26,393)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(459)	(8,807)
Net cash used in investing activities	(459)	(8,807)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings on line of credit	—	2
Borrowings on line of credit	22,851	—
Repayments on line of credit	(18,850)	—
Borrowings of notes payable	—	575
Repayments of notes payable	(205)	(277)
Contribution to Ittella Properties	60	—
Net cash provided by financing activities	3,856	300

NET DECREASE IN CASH	(2,308)	(34,900)
EFFECT OF EXCHANGE RATE ON CASH	35	(34)
CASH AT BEGINNING OF PERIOD	5,782	92,351
CASH AT END OF PERIOD	$3,509	$57,417
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$304	$47
Income tax refund	$—	$(351)
Noncash investing and financing activities:
Capital expenditures included in accounts payable and accrued expenses	$4,638	$1,299
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
2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
A detailed description of the Company's significant accounting policies can be found in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on May 15, 2023 (the “2022 10-K”). There have been no material changes in the Company’s significant accounting policies from those that were disclosed in the 2022 10-K.
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
Significant Accounting Policies. There have been no material changes to the Company’s significant accounting policies from its Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Sales and Marketing Expenses. The Company expenses costs associated with sales and marketing as incurred. Sales and marketing expenses $4.0 million and $11.2 million for the three months ended March 31, 2023 and 2022, respectively. Sales and marketing expenses are included in operating expenses in the condensed consolidated statements of operations and comprehensive loss.
Going Concern. As of March 31, 2023, the Company had total cash of $3.5 million and an accumulated deficit of $183.3 million. For the three months ended March 31, 2023, the Company had a net loss of $19.0 million and net cash used in operating activities of $5.7 million.
The Company’s recent financial performance has been adversely impacted by the inflationary pressures on labor, freight and material costs, as well as marketing expenditures on the Tattooed Chef brand investment to raise brand awareness. In addition, as disclosed in Note 12 Indebtedness, the Company expanded its primary line of credit (the “Credit Facility”) from $25.0 million to $40.0 million in August 2022. The Credit Facility contains a financial covenant that requires the Company to maintain a minimum negative $35.0 million of consolidated adjusted EBITDA for the trailing 3-quarter period ended March 31, 2023. The Company was not in compliance with the adjusted EBITDA minimum requirement as of March 31, 2023 and as of the date these condensed consolidated financial statements were issued. Further, as disclosed in Note 12 Indebtedness, $2.6 million note payable under NMFD and $1.8 million note payable under Ittella Properties, were not in compliance with the financial covenant as of March 31, 2023 and as of the date these condensed consolidated financial statements were issued. As a result, the debt and notes payable have been classified as current liabilities within the consolidated balance sheet. The Company does not have sufficient resources to meet obligations as they come due for the 12 months after the date the financial statements are issued.
In order to alleviate these conditions and or events that may raise substantial doubt about the entities ability to continue as a going concern, management plans to continue to closely monitor its operating forecast and pursue additional sources of outside capital. If the Company is unable to (a) improve its operating results, (b) obtain additional outside capital on terms that are acceptable to the Company to fund the Company’s operations, and/or (c) secure a waiver or avoid forbearance from the lender if the Company is continually unable to remain in compliance with the financial covenants required by Credit Facility and note payable in the United States (see Note 12 Indebtedness), the Company will have to make significant changes to its operating plan, such as delay and reduce marketing expenditures, reduce investments in new products, reduce its capital expenditures, reduce its sale and distribution infrastructure, reduce its workforce or otherwise significantly reduce the scope of its business. Moreover, if the Company fails to secure a waiver or avoid forbearance from the lender, the failure could accelerate the repayment of the outstanding borrowings under the Credit Facility and note payable in the United States, or the exercise of other rights or remedies the lender may have under the loan documents and applicable law. While management believes the Company will be able to secure additional outside capital, no assurances can be provided that such capital will be obtained or on terms that are acceptable to the Company. Furthermore, given the inherent uncertainties associated with the Company’s growth strategy and as the Company is currently not in compliance with the financial covenants required by the Credit Facility and note payable in the United States, management has concluded that substantial doubt exists regarding the Company’s ability to continue as a going concern for 12 months from the date of issuance of these financial statements.
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
No single external suppliers accounted for more than 10% of the Company’s cost of goods sold during the periods ended March 31, 2023 and 2022. As such, the Company is not subject to significant concentration risk on suppliers.
Two customers accounted for 58% of the Company’s revenue during the three months ended March 31, 2023. Two customers accounted for more than 51% of the Company’s revenue during the three months ended March 31, 2022.

Customer	2023	2022
Customer A	46%	31%
Customer B	12%	*
Customer C	*	20%
*Customer accounted for less than 10% of revenue in the period.

One customer and three customers accounting for more than 10% of the Company’s accounts receivable as of March 31, 2023 and December 31, 2022, respectively, were:

Customer	March 31, 2023	December 31, 2022
Customer A	39%	16%
Customer C	*	10%
Customer D	*	15%
*Customer accounted for less than 10% of accounts receivable as of the date indicated.
3. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Recently adopted accounting pronouncements
In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (Topic 805) (“ASU 2021-08”). ASU 2021-08 requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities (deferred revenue) from acquired contracts using the revenue recognition guidance in Topic 606. At the acquisition date, the acquirer applies the revenue model as if it had originated the acquired contracts. ASU 2021-08 is effective for annual periods beginning after December 15, 2022, including interim periods within those fiscal years. Adoption of ASU 2021-08 should be applied prospectively. The Company adopted ASU 2021-08 as of January 1, 2023. The Company does not currently have any business combinations. The adoption of ASU 2021-08 has no impact on its condensed consolidated financial statements.
4. REVENUE RECOGNITION
Nature of Revenues
Substantially all of the Company’s revenue from contracts with customers consists of the sale of plant-based foods and is recognized at a point in time in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods.
The Company disaggregates revenue based on the type of products sold to its customers – private label, Tattooed Chef and other. Other revenues primarily consist of burritos, enchiladas and quesadillas and other products sold by NMFD to its restaurant customers as well as co-manufacturing contracts. All sales are recorded within net revenue on the accompanying condensed consolidated statements of operations and comprehensive loss. The Company does not have any contract assets or contract liabilities as of March 31, 2023 and December 31, 2022.
Revenue streams for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
(in thousands)	2023		2022
Revenue Streams	Revenue	% Total	Revenue	% Total
Tattooed Chef	$31,732	54%	$39,079	58%
Private label	24,708	42%	25,124	37%
Other revenues	2,652	4%	3,485	5%
Total	$59,092		$67,688
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
For certain customers and products, the Company offers incentives to its customers and these incentives are considered to be variable consideration including discounts and demonstration costs. Customer incentives considered to be variable consideration are recorded as a reduction to revenue as part of the transaction price based on the agreement at the time of the transaction. Customer incentives are allocated entirely to the single performance obligation of transferring product to the customer.
5. ACCOUNTS RECEIVABLE, NET
The Company evaluates the creditworthiness of its customers regularly and, based on its analysis, the Company recorded an allowance for credit losses of $0.7 million as of March 31, 2023 and $0.3 million as of December 31, 2022. The Company writes off accounts receivable whenever they become uncollectible, and any payments subsequently received on such receivables are recorded as bad debt recoveries in the period the payment is received. Credit losses from continuing operations have consistently been within management’s expectations.
The Company offers promotional programs on sales of certain Tattooed Chef branded products to some new and existing customers. These programs constitute variable consideration and will reduce the transaction price on sales. In addition, the Company estimates variable consideration expected to reduce the related accounts receivables or record related accruals. In developing the estimate, the Company uses either the expected value or most likely amount method to determine the variable consideration. As a result, an accrual for variable consideration of $4.0 million and $2.9 million is recorded and presented as a reduction of accounts receivable as well as a reduction of revenue to estimate at the time of related sale as of March 31, 2023 and December 31, 2022, respectively.
Additionally, the Company maintains product demonstration accruals with some of its customers. The product demonstration accruals represent variable consideration and are recorded as a reduction of revenue. The Company’s obligations to the customers are included within accrued expenses on the condensed consolidated balance sheets. The balances outstanding for accrued product demonstration were $1.4 million and $1.0 million as of March 31, 2023 and December 31, 2022, respectively (see Note 10 Accrued Expenses).

6. INVENTORY
Inventory consists of the following as of (in thousands):

	March 31, 2023	December 31, 2022
Raw materials	$25,857	$32,652
Work-in-process	4,709	5,303
Finished goods	22,195	34,328
Packaging	6,598	5,674
Total inventory	$59,359	$77,957
7. INTANGIBLE ASSETS, NET
Intangible assets consist of the following as of (in thousands):

	March 31, 2023	December 31, 2022
Amortizable tradenames	$220	$220
Organized workforce	1,693	1,693
Less: accumulated amortization	(348)	(260)
Intangible assets, net	$1,565	$1,653
The Company recorded amortization expense of the identifiable definite-lived intangible assets, approximately $88,000 and $27,000 for the three months ended March 31, 2023 and 2022, respectively.
Estimated future amortization expense for the definite-lived intangible assets is as follows (in thousands):

Remainder of 2023	$195
2024	181
2025	181
2026	181
2027	181
Thereafter	646
Total	$1,565
8. DERIVATIVE INSTRUMENTS
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
Starting in February 2020, the Company entered into a trading facility for derivative forward contracts. Under this facility, the Company has access to open foreign exchange forward contract instruments to purchase a specific amount of funds in Euros and to settle, on an agreed-upon future date, in a corresponding amount of funds in US dollars. The Company did not enter into any new foreign currency exchange forward contracts during the three months ended March 31, 2023 and 2022.
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

The fair values of the Company’s derivative instruments classified as Level 2 financial instruments (see Note 9 Fair Value Measurements) and the line items within the accompanying condensed consolidated balance sheets to which they were recorded are summarized as follows (in thousands):

	Balance Sheet Line Item	As of March 31, 2023	As of December 31, 2022
Derivatives not designated as hedging instruments:
Foreign currency derivatives	Forward contract derivative liability	$150	$447
Total		$150	$447
The effect on the accompanying condensed consolidated statements of operations and comprehensive loss of derivative instruments not designated as hedges is summarized as follows (in thousands):

		Three Months Ended March 31,
	Line Item in Statements of Operations	2023	2022
Derivatives not designated as hedging instruments:
Foreign currency derivatives	Other income (expense), net	$255	$(1,023)
Total		$255	$(1,023)
Unrealized losses on forward currency derivatives for the three months ended March 31, 2023 and 2022 were $0.2 million and $0.2 million, respectively. The Company has notional amounts of $24.7 million and $33.7 million on outstanding derivatives as of March 31, 2023 and December 31, 2022, respectively.

9. FAIR VALUE MEASUREMENTS
The carrying amounts of cash, accounts receivables, accounts payable and certain notes payable approximate fair value because of the short maturity and/or variable rates generally associated with these instruments. Long-term debt as of March 31, 2023 and December 31, 2022 approximates its fair value as the interest rates are indexed to market rates (Level 2 inputs). The Company categorizes the inputs to the fair value measurements into three levels based on the lowest level input that is significant to the fair value measurement in its entirety.
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

Subsequent Measurement
At each reporting period or upon exercise of the Warrants, the Company remeasures the Private Placement Warrants at their fair values with the change in fair value reported to current operations within the condensed consolidated statements of operations and comprehensive loss. During the three months ended March 31, 2023 and 2022, no Private Placement Warrants were settled.
For the three months ended March 31, 2023 and 2022, change in the fair value of the warrant liabilities charged to current operations amounted to a loss of approximately $3,000 and a gain of approximately $0.2 million, respectively.
Fair Value Measurement
The fair value of the Private Placement Warrants was determined to be $0.08 per Warrant as of March 31, 2023 using Monte Carlo simulations and using Level 3 inputs. Inherent in a Monte Carlo simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock warrants based on implied volatility from its traded warrants and historical volatility of select peers’ common stock with similar expected term of the Warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield on the grant date with a maturity similar to the expected remaining term of the warrants. The expected term of the Warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company estimated to remain at zero.
The following table provides quantitative information regarding the inputs to the fair value measurement of the Private Placement Warrants as of each measurement date:

Input	March 31, 2023	December 31, 2022
Risk-free interest rate	3.81%	4.22%
Expected term (years)	2.55	2.79
Expected volatility	75.26%	70.19%
Exercise price	$11.50	$11.50
Fair value per Warrant	$0.08	$0.05
As of March 31, 2023, the fair value of the Private Placement Warrants was determined to be $0.08 per warrant, or an aggregate value of approximately $9,000 for 115,160 outstanding warrants. As of December 31, 2022, the fair value of the Private Placement Warrants was determined to be $0.05 per warrant, or an aggregate value of approximately $6,000 for 115,160 outstanding warrants.
The following table presents the changes in the fair value of private placement warrant liabilities (in thousands):

Three Months Ended March 31, 2023
Fair value as of December 31, 2022	$6
Change in fair value(1)	3
Fair value as of March 31, 2023	$9

Three Months Ended March 31, 2022
Fair value as of December 31, 2021	$814
Change in fair value(1)	(207)
Fair value as of March 31, 2022	$607

(1)Changes in fair value are recognized in change in fair value of warrant liabilities in the condensed consolidated statements of operations and comprehensive loss.

Derivative Instruments
Derivative contracts are valued using quoted market prices and significant other observable inputs. The Company uses derivative instruments to minimize its exposure to fluctuations in foreign currency exchange rates. The Company’s derivative instruments primarily include foreign currency forward contracts related to certain intercompany loans and intercompany trading balances. The fair values for the majority of the Company’s foreign currency derivative contracts are evaluated by comparing the contract rate to a published forward price of the underlying market rates, which is based on market rates of comparable transactions. The valuation approach is classified within Level 2 of the fair value hierarchy. See Note 8 Derivative Instruments.
Business Combination and Asset Acquisitions
Business combinations are accounted for using the acquisition method of accounting. The Company recognizes the assets acquired and the liabilities assumed at the acquisition date measured at their fair values as of that date. Fair value determinations are based on a variety of valuation techniques based on the facts and circumstances surrounding the transaction and the nature of the assets. In determining the fair value of the assets acquired and liabilities assumed in a material acquisition, the Company may utilize from the assistance of third party valuation firms to determine fair values of some or all of the assets acquired, and liabilities assumed, or may complete some or all of the valuations internally. Fair value of property plant and equipment were determined by a market approach or a cost approach to calculate the replacement or reproduction cost. Fair value of the below-market lease was estimated based on discounted cash flow of below market rent. Fair value of inventories was based on replacement cost to estimate the value of raw materials and the comparative sales method to estimate the value of work in process and finished goods. Under business combination accounting, the value of goodwill reflects the excess of the fair value of the consideration conveyed to the seller over the fair value of the net assets received. Under asset acquisitions accounting, fair value of assembled workforce was based on a cost approach (assemblage cost avoided method) to estimate the value of workforce obtained. There were no business combinations or asset acquisitions in the three months ended March 31, 2023 or 2022.
Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis
Assets that are measured at fair value on a nonrecurring basis primarily relate to property, plant and equipment, net, operating lease right-of-use assets, net, finance lease right-of-use assets, net, and intangible assets, net. The Company does not periodically adjust carrying value to fair value for these assets; rather, the carrying value of the asset is reduced to its fair value when the Company determines that impairment has occurred. In the three months ended March 31, 2023 and 2022, no impairment charges have been recognized.
10. ACCRUED EXPENSES
The following table provides additional information related to the Company’s accrued expenses as of (in thousands):

	March 31, 2023	December 31, 2022
Accrued product demonstration	$1,417	$1,048
Accrued payroll	4,170	4,115
Accrued commission	2,390	1,158
Other accrued expenses	2,607	1,294
Total	$10,584	$7,615
11. INCOME TAXES
The following table presents the provision for income taxes and the effective tax rate for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Income tax expense	$134	$256
Effective tax rate	(1)%	(1)%

The income tax expense for the three months ended March 31, 2023 and 2022 was primarily attributable to foreign income tax expenses for the Company’s activities in Italy as well as state minimum taxes.
The Company’s quarterly effective tax rate varies from the fiscal year 2023 statutory rate as a result of taxes imposed on the Italian income, tax amounts associated with foreign earnings at rates different from the United States federal statutory rate, and changes in valuation allowance amount. The Company’s foreign earnings on Italian operations are subject to foreign taxes applicable to its income derived in Italy.
The Company’s quarterly effective tax rate varies from the fiscal year 2023 statutory rate as a result of taxes imposed on the Italian income, tax amounts associated with foreign earnings at rates different from the United States federal statutory rate, and changes in valuation allowance. The Company’s foreign earnings on Italian operations are subject to foreign taxes applicable to its income derived in Italy.
As of March 31, 2023, the Company had no open tax examinations by any taxing jurisdiction in which it operates. The taxing authorities of the most significant jurisdictions are the United States Internal Revenue Service, the California Franchise Tax Board and the Agenzia delle Entrate (the Revenue Agency in Italy). The statute of limitations for which the Company’s tax returns are subject to examination are as follows: Federal 2019-2022, California 2018-2022, and Italy 2018-2022.

12. INDEBTEDNESS
Debt consisted of the following as of (in thousands):

	March 31, 2023	December 31, 2022
Notes payable	$6,054	$6,239
Notes payable to related parties (Note 15)	10,000	10,000
Line of credit	24,329	20,314
Total debt	40,383	36,553
Less current debt	(29,325)	(25,370)
Total long-term debt	$11,058	$11,183
Lines of Credit
(a) In the United States
The Company is party to a revolving line of credit agreement (the “Credit Facility”), which has been amended from time to time. On August 5, 2022, the Company entered into a Joinder and First Amendment to Amended and Restated Loan and Security Agreement (the “First Amendment”) with the financial institution whereby the Company expanded the Credit Facility to $40.0 million from $25.0 million, and extended the Credit Facility so that it now has a three-year term set to mature in September 2025. Under the First Amendment, the Company may borrow up to (a) 85% (or such lesser percentage as Lender may in its sole and absolute discretion determine from time to time) of the net amount of eligible accounts; plus, (b) the lesser of: (i) 50% of the net amount of eligible inventory (ii) $25.0 million; minus (c) the sum of all reserves. Beginning with the quarter ending September 30, 2022, the Company must meet new minimum EBITDA tests: trailing 1-quarter period ended September 30, 2022, consolidated adjusted EBITDA should not be less than negative $20.0 million; trailing 2-quarter period ended December 31, 2022, consolidated adjusted EBITDA should not be less than negative $30.0 million; trailing 3-quarter period ended March 31, 2023, consolidated adjusted EBITDA should not be less than negative $35.0 million; trailing 4-quarter period ended June 30, 2023, consolidated adjusted EBITDA should not be less than negative $40.0 million; trailing 5-quarter period ended September 30, 2023, consolidated adjusted EBITDA should not be less than negative $40.0 million; and the Company is required to achieve positive EBITDA by the two trailing quarters ending December 31, 2023. In addition, commencing with the quarter ending December 31, 2024, the Company must achieve a fixed charge coverage ratio of not less than 1.00 to 1.00 each quarter. As of March 31, 2023, the Company was not in compliance with all of the financial covenants under the Credit Facility.
The Credit Facility bears interest at an annual rate equal to the sum of the Daily Adjusting Term SOFR Rate in effect from time to time plus 3.00%. “Daily Adjusting Term SOFR Rate” means, for any day, the rate per annum equal to the Term

SOFR. The Daily Adjusting Term SOFR Rate shall be adjusted on a daily basis; provided that, if such rate is not published on such determination date then the rate will be the Term SOFR Rate on the first business day immediately prior thereto. The actual interest rates on outstanding borrowings were 6.81% and 6.36% as of March 31, 2023 and December 31, 2022, respectively.
The Credit Facility has an arrangement associated with it wherein all collections from collateralized receivables are deposited into a collection account and applied to the outstanding balance of the line of credit on a daily basis. The funds in the collection account are earmarked for payment towards the outstanding line of credit and given the Company’s obligation to pay off the outstanding balance on a daily basis, the balance was classified as a current liability on the Company’s condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022. As of March 31, 2023, $23.2 million has been borrowed and $0.6 million has been utilized for the letter of credit issuance as described below.
The Credit Facility includes a letter of credit subfacility in the amount of up to $1.0 million. The Company agrees to pay (i) to the lender for each letter of credit, a per annum fee (the “Letter of Credit Fee”) equal to 1.00% of the outstanding letter of credit obligations, which fee shall be payable monthly in arrears on the first day of each calendar month, (ii) to the letter of credit issuer, for its own account, all customary charges and commissions associated with the issuance, amending, negotiating, payment, processing, renewal, transfer and administration of letters of credit, which charges shall be paid as and when incurred, and (iii) to the lender, all customary charges of the letter of credit issuer referenced in clause (ii) above paid by the lender on behalf of the Company. The Letter of Credit Fee shall be payable when the letter of credit is issued and on each anniversary thereof and on the Credit Facility maturity date. As of March 31, 2023, the Company had $0.6 million outstanding on its letter of credit under the subfacility.
(b) In Italy
In March 2021, Ittella Italy entered into a line of credit with a financial institution in the amount of up to €0.6 million. The balance on the credit facility was €0.6 million ($0.7 million) and €0.6 million ($0.6 million) as of March 31, 2023, and December 31, 2022, respectively. The credit facility bears a one-time commission fee at 0.40% and interest at 1.50% per annum. Under this credit facility, Ittella Italy borrows the amount based on the sales invoices presented to the financial institution and pays back within 60 days. This line of credit does not have an expiration date and does not contain financial covenants.
In September 2021, Ittella Italy entered into a line of credit with a financial institution in the amount of up to €1.4 million. The balance on the line of credit was €0.5 million ($0.5 million) and €0.2 million ($0.2 million) as of March 31, 2023, and December 31, 2022, respectively. The Line of Credit bears a one-time commission fee at 0.40% and interest at 0.85% per annum. Under this line of credit, the financial institution advances suppliers based on purchase invoices presented and Ittella Italy pays back the amounts borrowed within 180 days. This line of credit does not have an expiration date and does not contain financial covenants.
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
Notes payable
(a) In the United States
On January 6, 2020, Ittella Properties, the VIE, refinanced all of its existing debt with a financial institution in the amount of $2.1 million. The note accrues interest at 3.60% per annum and has a maturity date of January 31, 2035. Financial covenants of the note include a minimum fixed charge coverage ratio of 1.20 to 1.00. The outstanding balance on the note was $1.8 million and $1.8 million at March 31, 2023 and December 31, 2022, respectively As of March 31, 2023, the VIE was not in compliance with the fixed charge coverage ratio and the full balance of the note was classified as a current liability.
In connection with the NMFD Transaction in May 2021, the Company assumed a note payable in the amount of $2.9 million. The note payable bears interest at 3.8% per annum and has a maturity date of December 29, 2025. Under the note payable, NMFD must maintain a minimum fixed charge coverage ratio of 1.20 to 1.00, assessed semi-annually as of June 30 and December 31 of each calendar year beginning December 31, 2021, and the Company must, on a consolidated basis, maintain a funded debt to EBITDA ratio not to exceed four to one, tested semi-annually as of June 30 and December

31, each calendar year beginning December 31, 2021. The outstanding balance of the note payable was $2.6 million and $2.7 million as of March 31, 2023, and December 31, 2022, respectively. The balance was classified as a current liability due to noncompliance with the above financial covenants.
On November 23, 2022, the Company entered a Subordination Agreement with the financial institution (“Senior Creditor”), the Senior Creditor has provided the Credit Facility. On November 23, 2022 and December 29, 2022, the Company borrowed $5.0 million unsecured loan each from Salvatore Galletti. Total loan made by Mr. Galletti was $10.0 million as of March 31, 2023 and December 31, 2022, respectively. The loan from Mr. Galletti is evidenced by a Promissory Note that bears interest at the same rate as the Credit Facility (i.e., the daily adjusting term SOFR rate + 3.0% per annum), matures on September 30, 2025, and is payable interest only, monthly, until the Maturity Date. The Note is subordinated in right of payment to obligations to the Senior Creditor pursuant to the terms of the Subordination Agreement between the Company and the Senior Creditor. As of March 31, 2023, $0.2 million interest is payable to Mr. Galletti, included in accrued expenses in the condensed consolidated balance sheet. As of December 31, 2022, the interest payable to Mr. Galletti is not material.
(b) In Italy
In May 2021, Ittella Italy entered into a promissory note with a financial institution in the amount of €1.0 million. The note accrues interest at 1.014% per annum and has a maturity date of May 28, 2025, when the full principal and interest are due. The promissory note does not contain any financial covenants. The balance on the promissory note was €0.6 million ($0.6 million) and €0.6 million ($0.7 million) as of March 31, 2023 and December 31, 2022, respectively. As of March 31, 2023, approximately €0.3 million ($0.3 million) was due within 12 months and classified as current liability, the remaining amount of €0.3 million ($0.3 million) was classified as long term liability.
In April 2022, Ittella Italy entered into a promissory note with a financial institution in the amount of €1.0 million. The note accrues interest at 1.9% per annum and has a maturity date of April 7, 2026, when the full principal and interest are due. The promissory note does not contain any financial covenants. The balance on the promissory note was €0.9 million ($1.0 million) and €1.0 million ($1.1 million) as of March 31, 2023 and December 31, 2022, respectively. As of March 31, 2023, approximately €0.2 million ($0.3 million) was due within 12 months and classified as current liability, the remaining €0.7 million ($0.7 million) was classified as long term liability.
Future minimum principal payments due on the notes payable, for periods subsequent to March 31, 2023 are as follows (in thousands):

Remainder of 2023	$4,851
2024	583
2025	10,453
2026	167
2027	—
Total	$16,054
13. STOCKHOLDERS’ EQUITY
The Company issued awards to certain officers and all of the directors pursuant to the Tattooed Chef, Inc. 2020 Incentive Award Plan (the “Plan”) (see Note 14 Equity Incentive Plan).
Preferred Stock
The Company is authorized to issue 10,000,000 shares of preferred stock, par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.
Common Stock
The Company is authorized to issue 1,000,000,000 shares of common stock, par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. 83,658,357 shares of common stock were issued and outstanding at both of March 31, 2023 and December 31, 2022.

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
The consummation of the Transaction triggered exercisability of the Warrants. Warrant activity is as follows:

	Public Warrants	Private Placement Warrants
Issued and outstanding as of October 15, 2020	20,000,000	655,000
Exercised	(5,540,316)	(247,423)
Issued and outstanding as of December 31, 2021	14,459,684	407,577
Exercised	(14,459,684)	(292,417)
Issued and outstanding as of December 31, 2022	—	115,160
Exercised	—	—
Issued and outstanding as of March 31, 2023	—	115,160

The Public Warrants were considered freestanding equity-classified instruments due to their detachable and separately exercisable features. Accordingly, the Public Warrants were presented as a component of Stockholders’ Equity in accordance with ASC 815-40-25.
As discussed in Note 9 Fair Value Measurements, the Private Placement Warrants are considered freestanding liability-classified instruments under ASC 815-40-25.
14. EQUITY INCENTIVE PLAN
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
The table below summarizes the share-based activity under the Plan:

	Number of Awards Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms (Years)	Intrinsic Value (in thousands)
Balance at December 31, 2022	2,027,501	$18.11	8.45	$—
Granted	—	—
Cancelled and forfeited	(390,846)	17.86
Exercised	—	—
Balance at March 31, 2023	1,636,655	$18.17	5.74	$—
Vested and Exercisable at March 31, 2023	790,536	$22.26	4.93	$—

	Number of Awards Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms (Years)	Intrinsic Value (in thousands)
Balance at December 31, 2021	1,593,800	$21.30	9.26	$—
Granted	45,000	13.06
Cancelled and forfeited	—	—
Exercised	—	—
Balance at March 31, 2022	1,638,800	$21.08	9.04	$—
Vested and Exercisable at March 31, 2022	336,267	$22.73	8.89	$—
There were no options exercised during the three months ended March 31, 2023 and 2022.
Compensation expense is recorded on a straight-line basis over the vesting period, which is the requisite service period, beginning on the grant date. The compensation expense is based on the fair value of each option grant using the Black-

Scholes option pricing model. During the three months ended March 31, 2023, the Company recorded $0.2 million of share-based compensation expense related to stock options, which is included in operating expenses in the Company’s condensed consolidated statements of operations and comprehensive loss. During the three months ended March 31, 2022, the Company recorded $0.9 million of share-based compensation expense related to stock options, which is included in operating expenses in the Company’s condensed consolidated statements of operations and comprehensive loss. As of March 31, 2023, the Company had stock-based compensation of $2.8 million related to stock options not yet recognized that are expected to be recognized over an estimated weighted average period of approximately 1.6 years.
No options were granted during three months ended March 31, 2023. The fair value of each option grant was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions for the three months ended March 31, 2022:

March 31, 2022
Three Months Ended
Equity volatility	32.37%
Risk-free interest rate	2.50%
Expected term (in years)	6
Expected dividend	0.00%
The grant date fair value of granted stock options was $0.2 million for the three months ended March 31, 2022.
Any option granted under the Plan may include tandem Stock Appreciation Rights (“SARs”). SARs may also be awarded to eligible persons independent of any option. The strike price for common share for each SAR shall not be less than 100% of the fair value of the shares determined as of the date of grant. There were no SARs outstanding as of March 31, 2023 and December 31, 2022.
Restricted Stock Awards and Restricted Stock Units
RSUs are convertible into shares of Company common stock upon vesting on a one-to-one basis. RSAs have the same rights as other issued and outstanding shares of Company common stock except they are not entitled to dividends until the awards vest. Restrictions also limit the sale or transfer of the shares during the vesting period. Any unvested portion of restricted stock and RSUs shall typically be terminated and forfeited upon termination of employment or service of the grantee. As of March 31, 2023, no RSUs have been granted. All below restricted stock activities are related to RSAs.
No restricted stock activities under the plan were related to the Company's board of directors for the three months ended March 31, 2023 and 2022.
Non-director employee and consultant restricted stock activity under the Plan for the three months period ended March 31, 2023 was as follows:

	Employee Awards		Consultant (Non-Employee) Awards
	Number of Shares	Weighted- Average Fair Value	Number of Shares	Weighted- Average Fair Value
Balance at December 31, 2022	306,666	$7.04	100,000	$15.54
Granted	—	—	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—
Non-vested restricted stock at March 31, 2023	306,666	$7.04	100,000	$15.54

Non-director employee and consultant restricted stock activity under the Plan for the three months period ended March 31, 2022 was as follows:

	Employee Awards		Consultant (Non-Employee) Awards
	Number of Shares	Weighted- Average Fair Value	Number of Shares	Weighted- Average Fair Value
Balance at December 31, 2021	—	$—	—	$—
Granted	3,828	13.06	200,000	15.54
Vested	(3,828)	13.06	(25,000)	15.54
Forfeited	—	—	—	—
Non-vested restricted stock at March 31, 2022	—	$—	175,000	$15.54
During the three months ended March 31, 2023, the Company recorded share-based compensation expense related to RSAs of $0.7 million. During the three months ended March 31, 2022, the Company recorded share-based compensation expense related to RSAs of $0.4 million. Share-based compensation expense is included in operating expenses in the Company’s condensed consolidated statements of operations and comprehensive loss.
No RSAs was granted for the three months ended March 31, 2023. The fair value of granted RSAs was $3.2 million for the three months ended March 31, 2022.
As of March 31, 2023, unrecognized compensation costs related to the RSAs was $2.6 million and is expected to be recognized over a remaining period of 1.2 years.
15. RELATED PARTY TRANSACTIONS
The Company leases office property in San Pedro, California from Deluna Properties, Inc., a company owned by the Company’s CEO, Salvatore Galletti. The amount of rent paid was approximately $46,000 and approximately $45,000 for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, the Company recorded $1.9 million of operating lease right-of-use asset (“ROU”) and $2.0 million of operating lease liabilities in relation to this lease.
In addition, the Company leased a building from Ittella Properties, an entity owned by Salvatore Galletti. Ittella Properties is considered as the Company’s VIE and consolidated to the Company’s financial statements. See Note 17 Consolidated Variable Interest Entity.
In connection with Belmont acquisition in December 2021, the Company entered into a lease agreement with Penhurst Realty, LLC, owned by Belmont’s prior owner who is currently serving as the president of BCI. The amounts of rent paid were $0.1 million and $0.1 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, the Company recorded $0.4 million each for the operating lease ROU asset and operating lease liabilities in relation to this lease.
A company affiliated with one of the Company’s non-employee directors has been contracted to provide marketing assistance to the Company. No service has been provided during the three months ended March 31, 2023. The Company paid $0.1 million to this company for the services provided during the three months ended March 31, 2022.
The Company borrowed two unsecured loans from Salvatore Galletti, $5.0 million on November 23, 2022 and $5.0 million on December 29, 2022. See Note 12 Indebtedness.
16. COMMITMENTS AND CONTINGENCIES
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

A subsidiary of the Company, Ittella Italy, is involved in certain litigation related to the death of an independent contractor who fell off of the roof of Ittella Italy’s premises while performing pest control services. The case was brought by five relatives of the deceased worker. The five plaintiffs were originally seeking collectively €1.9 million from the defendants. In addition to Ittella Italy, the pest control company for which the deceased was working at the time of the accident is co-defendant. Furthermore, under Italian law, the president of an Italian company is automatically criminally charged if a workplace death occurs on site. Ittella Italy has engaged local counsel, and while local counsel does not believe it is probable that Ittella Italy or its president will be found culpable, Ittella Italy cannot predict the ultimate outcome of the litigation. Procedurally, the case remains in a very early stage of the litigation. Ultimately, a trial will be required to determine if the defendants are liable, and if they are liable, a second separate proceeding will be required to establish the amount of damages owed by each of the co-defendants. As of the reporting date, the insurance company paid 0.2 million Euros to settle the civil portion of the case and the criminal portion is outstanding. Based on local counsel's professional estimation, the remaining liability exposure for the Company could be from zero to 0.4 million Euros. Ittella Italy believes any required payments could be covered by its insurance policy; however, it is not probable to determine the amount at which the insurance company will reimburse Ittella Italy or whether any reimbursement will be received at all. Based on information received from its Italian lawyers, Ittella Italy believes that the litigation may continue for a number of years before it is finally resolved. Based on the assessment by management together with the independent assessment from its local legal counsel, the Company believes that a loss is currently not probable and an estimate cannot be made. Therefore, no accrual has been made as of March 31, 2023 nor December 31, 2022.
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
Based on the assessment by management together with the independent assessment from its legal counsel related to the above matters, the Company believes that a loss is unable to estimate a range of reasonably possible loss. Therefore, no accrual has been made as of March 31, 2023 nor December 31, 2022.
17. CONSOLIDATED VARIABLE INTEREST ENTITY
Ittella Properties, the Company’s consolidated VIE, owns the Alondra Building, which is leased by Ittella International for 10 years from August 1, 2015 through August 1, 2025. Ittella Properties is wholly owned by Salvatore Galletti. The net equity of Ittella Properties is recognized as noncontrolling interest on the Company’s consolidated financial statements. The noncontrolling interest within the consolidated financial statements is used to reflect the portion of a VIE that the

Company consolidates, but does not own. The change in noncontrolling interest within the consolidated balance sheets during the three months ended March 31, 2023, was primarily due to a contribution of $0.1 million from the owner and a net income attributable to noncontrolling interests of $0.1 million. The construction and acquisition of the Alondra building by Ittella Properties were funded by a loan agreement with unconditional guarantees by Ittella International. The loan agreement was subsequently refinanced during fiscal 2020 and there is no longer any unconditional guarantees by Ittella International.
Substantially all of Ittella Properties’ transactions occur with the Ittella International. Ittella Properties was designed in a way such that substantially all of the assets benefit the Company, and substantially all of the obligations are absorbed by the Company. The Company has a variable interest in Properties through an implicit guarantee because Salvatore Galletti, the CEO of the Company who wholly owns Properties, has the ability to exert its significant influence on the Company and thereby require the Company to absorb any significant losses incurred by Ittella Properties. Ittella Properties represents a variable interest entity because the equity investors of Ittella Properties lack the characteristics of a controlling financial interest. Given the Company has control over the decisions related to the assets that most significantly affect the economic performance of Ittella Properties, and the Company has the obligation to absorb losses of the VIE that could potentially be significant to the VIE, the Company is determined to be the primary beneficiary of Ittella Properties. As a result, Ittella Properties is considered a VIE of the Company and is required to be consolidated. Other than lease payments to Ittella Properties of $0.1 million during the three months ended March 31, 2023, the Company did not provide any other financial support to Ittella Properties during the three months ended March 31, 2023.
The assets and liabilities of Ittella Properties are included in the condensed consolidated financial statements. As of March 31, 2023, Ittella Properties contributed assets of $2.2 million and liabilities of $1.8 million. As of December 31, 2022, Ittella Properties contributed assets of $2.1 million and liabilities of $1.8 million.
The results of operations and cash flows of Ittella Properties are included in the Company’s condensed consolidated financial statements. For each of the three month periods ended March 31, 2023 and 2022, 100% of the revenue of Ittella Properties, $0.1 million and $0.1 million, respectively, of lease income, received from Ittella International, was intercompany and eliminated in consolidation. Ittella Properties contributed expenses of approximately $48,000 and $50,000 for the three month periods ended March 31, 2023 and 2022, respectively.
18. LOSS PER SHARE
The following is the summary of basic and diluted loss per share for the three months ended March 31, 2023 and 2022 (in thousands, except for shares and per share amounts):

	Three months ended March 31,
	2023	2022
Numerator
Net loss attributable to Tattooed Chef, Inc.	$(19,085)	$(20,173)

Denominator
Weighted average common shares outstanding	83,251,691	82,237,898
Weighted average diluted shares outstanding	83,251,691	82,237,898

Loss per share
Basic	$(0.23)	$(0.25)
Diluted	$(0.23)	$(0.25)

The following have been excluded from the calculation of diluted loss per share as the effect of including them would have been anti-dilutive for the three months ended March 31, 2023 and 2022 (in thousands):

	Three months ended March 31,
	2023	2022
Warrants	115	115
Stock options	1,832	1,639
Restricted stock awards	407	175
Total	2,354	1,929
19. SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the condensed consolidated financial statements are issued. Other than the following, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.
Additional loan from Mr. Galletti to the Company
Subsequent to the quarter ended March 31, 2023, on April 7, 2023, the Company received a $2.0 million unsecured loan from the Company’s CEO and Chairman of the Board, Salvatore Galletti. The Company, in turn, loaned that $2.0 million on an unsecured basis to its operating subsidiary, Ittella International. This loan is in addition to (i) the $5.0 million loan made by Mr. Galletti in November 2022, and (ii) the $5.0 million loan made by Mr. Galletti in December 2022, that are reflected in the Company’s consolidated balance sheets as of March 31, 2023 and December 31, 2022. The loan is subordinated in right of payment to obligations to the Senior Creditor pursuant to the terms of the Subordination Agreement between the Company and the Senior Creditor.

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
Special Note Regarding Forward-Looking Statements
This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek”, “expand” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of our Annual Report on Form 10-K for the period ending December 31, 2022 filed with the Securities and Exchange Commission (“SEC”) and Part II, Item 1A. Risk Factors herein. Our securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise. Factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, the following:
•our ability to continue as a going concern;
•our ability to maintain the listing of our common stock on Nasdaq;
•our ability to raise capital in the future;
•our ability to acquire and integrate new operations successfully;
•market conditions, global and economic factors beyond our control, including the potential adverse effects of the ongoing global coronavirus (COVID-19) pandemic on capital markets, war (including the ongoing conflict in Ukraine), climate change, general economic conditions, unemployment and our liquidity, operations and personnel;
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

Overview
We are a rapidly growing plant-based food company offering a broad portfolio of innovative frozen foods. We supply plant-based products to leading retailers in the United States, with signature products such as ready-to-cook bowls, zucchini spirals, riced cauliflower, acai and smoothie bowls, cauliflower crust pizza, wood fire crusted pizza, handheld burritos, bars and quesadillas. Our products are available both in private label and our Tattooed Chef brand mainly in the frozen food section of retail food stores.
We have completed two business acquisitions and one asset acquisition during the past two years. NMFD and BCI primarily manufacture private label products. The Karsten facility, which was acquired together with NMFD in the second quarter of 2021, started operations during the first quarter of 2023. In the third quarter of 2022, we entered into an equipment purchase agreement, whereby we acquired certain manufacturing and production assets and assumed the lease for an 80,000 square foot manufacturing facility in Albuquerque, New Mexico. The New Mexico manufacturing facilities are expected to manufacture Tattooed Chef branded salty snacks, Mexican entrees, traditional entree bowls and private label products. BCI began manufacturing Tattooed Chef branded products during the third quarter of 2022 in addition to legacy private label products. We anticipate continued growth in Tattooed Chef branded products primarily due to new product introductions and further stock keeping units ("SKUs") and store count expansion with current customers. While we are primarily focused on growing our branded business, we will continue to support our private label channel and evaluate new private label opportunities as they arise.
Results of Operations
Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022
The following table sets forth key statistics for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(in thousands)	2023	% of revenue	2022	% of revenue
Net revenue	$59,092	100.0%	$67,688	100.0%
Cost of goods sold	63,239	107.0%	63,621	94.0%
Gross (loss) profit	(4,147)	(7.0)%	4,067	6.0%
Operating expenses	14,706	24.9%	23,332	34.5%
Loss from operations	(18,853)	(31.9)%	(19,265)	(28.5)%
Interest expense	(457)	(0.8)%	(41)	(0.1)%
Other income (expense)	416	0.7%	(611)	(0.9)%
Loss before income tax expense	(18,894)	(32.0)%	(19,917)	(29.4)%
Income tax expense	134	0.2%	256	0.4%
Net loss	(19,028)	(32.2)%	(20,173)	(29.8)%
Net revenue
Net revenue decreased by $8.6 million, or 12.7%, to $59.1 million for the three months ended March 31, 2023 as compared to $67.7 million for the comparable period in 2022. The decrease was driven by a $7.3 million decrease in Tattooed Chef branded product revenue, a $0.4 million decrease in private label product revenue, and a $0.8 million decrease in other revenue. The decline in branded product revenue was driven by a $5.7 million increase in trade spend and a $1.6 million decrease in branded product sales. Trade spend was elevated in the three months ended March 31, 2023 as compared to the prior year due to the expansion of product into the conventional retail space that occurred throughout 2022. Since many of our customers focus on healthier eating in the first quarter, we support that by spending more on promotions in store during the first quarter than in other quarters throughout the year. The decrease in branded product sales was mainly due to two items that were discontinued at one retailer during the second quarter of 2022 and partially offset by the addition of new customers throughout later quarters in 2022.

Cost of goods sold
Cost of goods sold slightly decreased $0.4 million, or 0.6%, to $63.2 million for the three months ended March 31, 2023 as compared to $63.6 million for the comparable period in 2022. Cost of goods sold, as a percentage of net revenue, increased to 107.0% for the three months ended March 31, 2023 from 94.0% for the three months ended March 31, 2022. The increase was primarily driven by an approximately 10% increase from the inflationary pressure on raw materials and packaging, a 1% increase in labor and third party services and another 2% increase from open capacity at the manufacturing sites. We continue to focus on building more efficient distribution networks and production lines through automation.
Gross loss
Gross loss for the three months ended March 31, 2023 was $4.1 million as compared to gross profit of $4.1 million for the comparable period in 2022. Gross margin for the three months ended March 31, 2023 was (7.0)%, as compared to 6.0% for the three months ended March 31, 2022. The decrease in gross margin is primarily driven by the previously noted inflationary pressures on raw materials and packaging and the increase in trade spend.
Operating expenses
Operating expenses decreased $8.6 million, or 37.0%, to $14.7 million for the three months ended March 31, 2023 as compared to $23.3 million for the comparable period in 2022. The decrease was primarily driven by a $6.9 million decrease in marketing and advertising expense, a $0.7 million decrease in outside service expenses, a $0.4 million decrease in stock based compensation and a $0.4 million decrease in supplies.
The decrease in marketing and advertising expenses are part of the cost savings that we have planned for 2023. We paused our primary marketing programs with one of our main marketing service providers.
Income Tax Expense
Income tax expense decreased $0.2 million, or 47.7%, to $0.1 million for the three months ended March 31, 2023 as compared to $0.3 million for the comparable period in 2022.
Net Loss
For the three months ended March 31, 2023, we had a net loss of $19.0 million, compared to a net loss of $20.2 million for the three months ended March 31, 2022. The decrease in net loss was mainly driven by reduced operating expenses due to our budget control of operational cost.
Non-GAAP Financial Measures
We use non-GAAP financial information and believe it is useful to investors as it provides additional information to facilitate comparisons of historical operating results, identify trends in operating results, and provide additional insight on how the management team evaluates the business. Our management team uses Adjusted EBITDA to make operating and strategic decisions, evaluate performance and comply with indebtedness related reporting requirements. Below are details on this non-GAAP measure and the non-GAAP adjustments that the management team makes in the definition of Adjusted EBITDA. The adjustments generally fall within the categories of non-cash items, acquisition and integration costs, and infrequent or unusual losses and gains in a non-recurring nature. We believe this non-GAAP measure should be considered along with net income, the most closely related GAAP financial measure. Reconciliations between Adjusted EBITDA and net income are below, and discussion regarding underlying GAAP results throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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

The following table provides a reconciliation from net income to Adjusted EBITDA for the three months ended March 31, 2023, and 2022:

	Three Months Ended March 31,
(in thousands)	2023	2022
Net loss	$(19,028)	$(20,173)
Interest expense	457	41
Income tax expense	134	256
Depreciation and amortization	2,200	1,507
EBITDA	(16,237)	(18,369)
Adjustments
Stock compensation expense	903	1,287
Loss on foreign currency forward contracts	150	1,023
Loss (gain) on warrant remeasurement	3	(207)
Unrealized foreign currency gains	(165)	—
Acquisition expenses	—	105
Implementation of Enterprise Resource Planning (“ERP”) system	—	159
Total adjustments	891	2,367
Adjusted EBITDA	$(15,346)	$(16,002)
Our Adjusted EBITDA loss was $15.3 million for the three months ended March 31, 2023, compared to Adjusted EBITDA loss of $16.0 million for the three months ended March 31, 2022. The decrease in Adjusted EBITDA loss was primarily due to the reduction in operating expenses driven by our commitment to reduce spending and drive the Company towards profitability.
Liquidity, Capital Resources and Going Concern
As of March 31, 2023, we had $3.5 million in cash. The cash outflow during the three months ended March 31, 2023 is primarily attributable to continued losses from operating activities.
As of March 31, 2023, we had current liabilities of $93.6 million, including the outstanding balance on our line of credit $23.2 million and notes payable of $4.4 million in the United States. We are not in compliance with our financial covenants.
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
Indebtedness
See Note 12 Indebtedness to the Financial Statements for details regarding our indebtedness. For our primary Credit Facility, we must meet a minimum EBITDA test where for the trailing 3-quarter period ended March 31, 2023, consolidated adjusted EBITDA should not be less than negative $35.0 million. As of March 31, 2023, we were not in compliance with our financial covenants under our Credit Facility. In addition, as of March 31, 2023, we were not in compliance with our financial covenants under our notes payable. The non-compliance may cause the lender to accelerate the debt repayment process.
Liquidity and going concern
We generally fund our short-term and long-term liquidity needs through a combination of cash on hand, cash flows generated from operations, and available borrowings under our Credit Facility (See “— Indebtedness” above). Our management regularly reviews certain liquidity measures to monitor performance.

See Note 2 Basis of Presentation and Significant Accounting Policies under “--Going Concern Consideration” to the Financial Statements for details regarding our going concern consideration. We have historically incurred losses and expect to continue to generate operating losses and consume cash resources in the near term. These conditions raise substantial doubt about our ability to continue as a going concern for a period of 12 months from the date the Financial Statements are issued. The Company does not have sufficient resources to meet obligations as they come due for the 12 months after the date the financial statements are issued.
In order to alleviate these conditions and events that may raise substantial doubt about our ability to continue as a going concern, management plans to continue to closely monitor our operating forecast and pursue additional sources of outside capital. If we are unable to (a) improve our operating results, (b) obtain additional outside capital on terms that are acceptable to us to fund our operations, and/or (c) secure a waiver or avoid forbearance from our lender if we are continually unable to remain in compliance with the financial covenants required by our Credit Facility and notes payable in the United States (see Note 12 Indebtedness in the Financial Statements), we will have to make significant changes to our operating plan, such as delay and reduce marketing expenditures, reduce investments in new products, reduce our capital expenditures, reduce our sale and distribution infrastructure, reduce our workforce or otherwise significantly reduce the scope of our business. Moreover, if we fail to secure a waiver or avoid forbearance from our lender, the failure could accelerate the repayment of the outstanding borrowings under our Credit Facility and notes payable in the United States, or the exercise of other rights or remedies our lender may have under the loan documents and applicable law. While management believes we will be able to secure additional outside capital, no assurances can be provided that such capital will be obtained or on terms that are acceptable to us. Furthermore, given the inherent uncertainties associated with our growth strategy and as we are currently not in compliance with the financial covenants required by the Credit Facility and notes payable in the United States, management has concluded that substantial doubt exists regarding our ability to continue as a going concern for 12 months from the date of issuance of the Financial Statements.
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
Cash Flows
The following section presents the major components of net cash flows from and used in operating, investing and financing activities for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,		Change
(in thousands)	2023	2022	Amount	%
Cash (used in) provided by:
Operating activities	$(5,705)	(26,393)	$20,688	(78)%
Investing activities	(459)	(8,807)	8,348	(95)%
Financing activities	3,856	300	3,556	1185%
Net decrease in cash	$(2,308)	$(34,900)	$32,592	(93)%
Operating Activities
For the three months ended March 31, 2023, net cash used in operating activities was $5.7 million as compared to $26.4 million for the three months ended March 31, 2022. The change was primarily attributable to a $1.1 million decrease in net loss and a $18.5 million decrease in working capital consumption.
For the three months ended March 31, 2023, net cash used in operating activities was $5.7 million, primarily driven by the net loss of $19.0 million, partially offset by non-cash items, which mainly included depreciation and amortization expense of $2.2 million and stock compensation expense of $0.9 million. Working capital provided cash of $9.6 million, which was primarily driven by a $18.6 million decrease in inventory that was partially offset by a $4.5 million increase in account receivable and a $3.8 million decrease in accounts payable, accrued expenses and other current liabilities. The decrease in inventory was primarily through the increased sales that converted inventory into cash.

For the three months ended March 31, 2022, net cash used in operating activities was $26.4 million, primarily driven by the net loss of $20.2 million, partially offset by non-cash items which include a net change in deferred taxes of $0.3 million, stock compensation expense of $1.3 million, depreciation expense of $1.5 million, and unrealized forward contract loss of $0.2 million. Working capital consumed cash of $8.9 million driven by a $20.8 million increase in accounts receivable and an $3.5 million increase in inventory, partially offset by a $11.1 million decrease in accounts payable, accrued expenses and other current liabilities and a $4.2 million decrease in prepaid expenses and other current assets. The increase in accounts receivable during the three months ended March 31, 2022 primarily resulted from the increased revenue and some invoice transmission interruption during system conversion. We solved the system transmission issues during the second quarter of 2022.
Investing Activities
Net cash used in investing activities relates to capital expenditures to support growth and investment in property, plant and equipment to expand production capacity, tenant improvements, and to a lesser extent, replacement of existing equipment.
For the three months ended March 31, 2023, net cash used in investing activities was $0.5 million as compared to $8.8 million for the three months ended March 31, 2022. The significant decrease in cash used in investing activities was primarily attributable to our low budget of capital expenditures in 2023. During past two years, we substantially expanded our production capacity through business and asset acquisitions. Currently, we are focusing on integrating our current facilities and assets, and improving efficiencies.
Financing Activities
For the three months ended March 31, 2023, net cash provided by financing activities was $3.9 million, primarily from $4.0 million of net borrowings under our line of credit to support working capital requirements. For the three months ended March 31, 2022, net cash provided by financing activities was $0.3 million from notes payable.
Critical Accounting Policies and Estimates
There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (“Form 10-K”).
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
We source strawberries and certain other crops in the United States but are not bound by purchase agreements for the crops sourced in the United States. Acai purée was primarily sourced from Brazil through an American supplier and we buy, at one time, all of our organic Acai that we need for the whole year. We have secured our source of organic Acai for 2023. While we substantially single source this ingredient, we believe there to be ample supply in the market.
We rely on a sole supplier for liquid nitrogen, Messer LLC, which is used to freeze products during the manufacturing process. We have entered into an agreement that expires in 2025 with Messer LLC to provide up to 120% of our monthly requirements of liquid nitrogen.
During the three months ended March 31, 2023, a hypothetical 10% increase or 10% decrease in the weighted-average cost of our primary ingredients, would have resulted in a corresponding increase or decrease of approximately $4.0 million to cost of goods sold. We are working to expand our supply chain to ensure the certainty of supply of the highest quality raw materials that meet our demanding requirements for quality and intend to enter into long-term contracts to better ensure stability of prices of our ingredients.
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
Translation losses, net of tax, reported as foreign currency translation adjustments through “Other comprehensive income (loss)” were $0.1 million for the three months ended March 31, 2023. Foreign currency transaction losses included in “Other income (expense)” were $0.4 million for the three months ended March 31, 2023.
Based on the intercompany balances and outstanding forward contracts as of March 31, 2023, an assumed 5% or 10% adverse change to foreign exchange rates would result in a loss of approximately $1.4 million or $2.6 million, respectively, recorded in other (expense) income, net.
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
Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023 and, based on this evaluation, have concluded that due to the material weaknesses in our internal control over financial reporting previously identified in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2022, our disclosure controls and procedures were not effective as of March 31, 2023.
Remediation of Material Weaknesses
Our remediation efforts previously disclosed in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2022 to address the identified material weaknesses are ongoing and we have not completed all remediation efforts.
The material weaknesses cannot be considered remediated until applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Accordingly, we will continue to monitor and evaluate the effectiveness of our internal control over financial reporting.
Changes in Internal Control Over Financial Reporting
Other than the ongoing steps being taken to implement the remediation plan described above and under Part II, Item 9A in our Annual Report on Form 10-K for the year ended December 31, 2022, there have been no other changes in internal control over financial reporting that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
The information required by this Item is incorporated herein by reference to Note 16 Commitments and Contingencies in Part I, Item 1, of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS.
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our 2022 Form 10-K. These risk factors could materially harm our business, operating results and financial condition. Additional factors and uncertainties not currently known to us or that we currently consider immaterial also may materially adversely affect our business, financial condition or future results.

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

TATTOOED CHEF, INC.

Date: May 15, 2023	By:	/s/ Salvatore Galletti
	Name:	Salvatore Galletti
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2023	By:	/s/ Stephanie Dieckmann
	Name:	Stephanie Dieckmann
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)